Form 10-Q
period 2013-09-30
LGI Homes, Inc.
filed 2013-12-19
CIK 1580670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to                      .

Commission file number 001-36126

LGI HOMES, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3088013
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Lake Robbins Drive, Suite 430 The Woodlands, Texas 77380	77380
(Address of principal executive offices)	(Zip code)

(281) 362-8998
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of December 17, 2013, the registrant had 20,763,449 shares of common stock, par value $0.01 per share, outstanding.

Explanatory Note

LGI Homes, Inc. is the newly-formed registrant that completed the initial public offering of 10,350,000 shares of its common stock on November 13, 2013. Concurrently with the initial public offering, LGI Homes, Inc. acquired all the equity interests of LGI Homes Group, LLC, LGI Homes Corporate, LLC, LGI Homes II, LLC (formerly LGI Homes, Ltd.), LGI Homes—Sunrise Meadow, LLC (formerly LGI Homes—Sunrise Meadow, Ltd.), LGI Homes—Canyon Crossing, LLC (formerly LGI Homes—Canyon Crossing, Ltd.), LGI Homes—Deer Creek, LLC and their subsidiaries (collectively referred to in this Quarterly Report on Form 10-Q as our “predecessor” or “LGI Homes Group (Predecessor)”) which are all entities under common control. In addition, LGI Homes, Inc. also acquired from GTIS Partners, LP, a global real estate investment firm, and its affiliated entities (collectively, “GTIS”), all of GTIS’s equity interests in four unconsolidated joint ventures with LGI Homes Group (Predecessor), namely LGI-GTIS Holdings, LLC, LGI-GTIS Holdings II, LLC, LGI-GTIS Holdings III, LLC and LGI-GTIS Holdings IV, LLC (collectively, the “LGI/GTIS Joint Ventures”). See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Reorganization — LGI Transactions” and “— GTIS Transaction.”

Unless otherwise stated or the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” or similar terms when used in a historical context refer to LGI Homes Group (Predecessor). When used prospectively, those terms refer to LGI Homes, Inc. and its subsidiaries, including LGI Homes Group (Predecessor) and the LGI/GTIS Joint Ventures subsequent to the completion of the aforementioned initial public offering.

LGI HOMES, INC.

BALANCE SHEET

(Unaudited)

September 30, 2013
Assets
Cash	$1,000
Total assets	$1,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$—
Total liabilities	—

Stockholder’s Equity
Common stock, 1,000 shares issued and outstanding	$10
Additional paid in capital	990
Total stockholder’s equity	1,000
TOTAL LIABILITIES AND EQUITY	$1,000

See accompanying notes to the balance sheet.

LGI HOMES, INC.

NOTES TO THE BALANCE SHEET

September 30, 2013

(Unaudited)

1. ORGANIZATION

Organization and Description of the Business

LGI Homes, Inc., a Delaware corporation (the “Company”), was organized on July 9, 2013 as a holding company for the purposes of facilitating the initial public offering of its common stock (the “IPO”). At September 30, 2013, the Company had no material assets, no liabilities and had conducted no operations, and engaged only in activities in contemplation of the IPO. Costs incurred in connection with the IPO are the obligations of LGI Homes Group, LLC, LGI Homes Corporate, LLC and their affiliates, all of which were part of the reorganization transactions completed concurrent with the IPO (see Note 4).

LGI Homes, Inc.’s principal business is the development of communities and the design and construction of homes in Texas, Arizona, Florida and Georgia. Subsequent to September 30, 2013, LGI Homes Inc. commenced homebuilding operations in New Mexico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying balance sheet has been prepared in accordance with accounting principles generally accepted in the United States. Separate statements of income and changes in stockholder’s equity have not been presented because there have been no operating activities or equity transactions of the Company as of September 30, 2013. A separate statement of cash flows has not been presented, as the only transactions impacting such statement as of September 30, 2013, are fully described below.

3. STOCKHOLDER’S EQUITY

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. On July 9, 2013, 1,000 shares of common stock, par value $0.01 per share, were issued upon receipt of $1,000.

4. SUBSEQUENT EVENTS

On November 13, 2013, the Company completed the IPO and the reorganization of LGI Homes Group, LLC and LGI Homes Corporate, LLC and their consolidated subsidiaries and controlled variable interest entities, as well as LGI Homes II, LLC (formerly LGI Homes, Ltd.), LGI Homes — Sunrise Meadow, LLC (formerly LGI Homes — Sunrise Meadow, Ltd.), LGI Homes — Canyon Crossing, LLC (formerly LGI Homes — Canyon Crossing, Ltd.), and LGI Homes — Deer Creek, LLC, (collectively, “LGI Homes Group (Predecessor)”) into LGI Homes, Inc. A total of 10,003,358 shares of the Company’s common stock were issued to the owners of the entities that make up LGI Homes Group (Predecessor), including the issuance of 2,161,580 shares of the Company’s common stock to the non-controlling interests in a subsidiary of one of the entities. Immediate family members, a father and son, individually or jointly owned more than 50% of the voting ownership interest of each entity comprising LGI Homes Group (Predecessor). The LGI Homes Group (Predecessor) entities and the Company are under common management, operate in the same business, and are controlled by the family principals. Following the reorganization, the entities that comprise the LGI Homes Group (Predecessor) are wholly-owned subsidiaries of the Company. These reorganization transactions will be accounted for at the transaction date as a combination of entities under common control.

Concurrent with the IPO, the Company acquired from GTIS Partners, LP and its affiliated entities (“GTIS”) all of GTIS’ equity interests in four unconsolidated joint ventures with LGI Homes Group (Predecessor), namely LGI-GTIS Holdings, LLC, LGI-GTIS Holdings II, LLC, LGI-GTIS Holdings III, LLC and LGI-GTIS Holdings IV, LLC (collectively, the “LGI/GTIS Joint Ventures”), in exchange for aggregate consideration of $41.4 million, consisting of a cash payment of approximately $36.9 million and 409,091 shares of the Company’s common stock valued at $4.5 million (based on the IPO price of $11.00 per share). As this transaction resulted in a change of control for the LGI/GTIS Joint Ventures, the acquisition will be accounted for at the transaction date in accordance with ASC 805, Business Combinations, and the assets and liabilities of the LGI/GTIS Joint Ventures will be recorded at fair value.

LGI HOMES, INC.

NOTES TO THE BALANCE SHEET

September 30, 2013

(Unaudited)

In the IPO, the Company issued and sold 10,350,000 shares of its common stock at a price to the public of $11.00 per share and received net proceeds of $102.7 million after deducting underwriting discounts and commissions of $8.0 million and other offering expenses of approximately $3.2 million.

On November 6, 2013, immediately prior to the effectiveness of the prospectus for the IPO, the Company granted 140,222 restricted stock units to employees, executives and non-employee directors under the LGI Homes, Inc. 2013 Equity Incentive Plan which vest over periods ranging from one to three years and will be settled in shares of the Company’s common stock. Of these grants, 93,315 restricted stock units represent the settlement of accrued liabilities of LGI Homes Group (Predecessor) for management and executive bonuses of $1.0 million which had been earned and recorded as compensation expense of LGI Homes Group (Predecessor) as part of a performance-based cash bonus plan through the date of the IPO. In addition, 46,907 restricted stock units were granted to certain employees, executives and the non-employee directors under the LGI Homes, Inc. 2013 Equity Incentive Plan.

LGI HOMES GROUP (PREDECESSOR)

COMBINED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$9,392,646	$7,069,471
Accounts receivable	1,604,638	922,897
Accounts receivable, related parties	669,079	1,026,925
Real estate inventory	66,800,545	28,489,191
Pre-acquisition costs and deposits	3,671,963	997,875
Investments in unconsolidated joint ventures	5,118,726	4,446,302
Property and equipment, net	651,761	719,390
Other assets	3,984,063	1,884,100
Total assets	$91,893,421	$45,556,151
LIABILITIES AND EQUITY
Accounts payable	$6,347,461	$3,090,890
Accounts payable, related parties	7,688	108,577
Accrued expenses and other liabilities	5,177,709	2,176,945
Notes payable	27,443,882	14,968,762
Total liabilities	38,976,740	20,345,174

COMMITMENTS AND CONTINGENCIES (Note 11)

EQUITY
Owners’ equity	37,702,488	25,210,977
Non-controlling interests	15,214,193	—
Total equity	52,916,681	25,210,977
Total liabilities and equity	$91,893,421	$45,556,151

See accompanying notes to the combined financial statements.

LGI HOMES GROUP (PREDECESSOR)

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Home sales	$37,035,022	$22,850,711	$95,032,844	$50,711,231
Management and warranty fees	1,007,605	705,883	2,309,327	1,697,586
Total revenues	38,042,627	23,556,594	97,342,171	52,408,817

Cost of sales	27,083,342	16,698,926	69,225,134	36,971,435
Selling expenses	3,589,221	1,846,511	9,082,074	4,709,674
General and administrative	4,051,706	1,804,628	9,077,539	4,255,812
Income from unconsolidated joint ventures	(1,976,197)	(525,863)	(2,919,884)	(1,111,688)
Operating income	5,294,555	3,732,392	12,877,308	7,583,584

Interest expense	(41,968)	(11,083)	(47,636)	(35,767)
Other income, net	33,914	60,913	56,216	84,852
Net income before income taxes	5,286,501	3,782,222	12,885,888	7,632,669
Income tax provision	(136,318)	(32,461)	(272,595)	(97,027)

Net income	5,150,183	3,749,761	12,613,293	7,535,642
(Income) loss attributable to non-controlling interests	437,535	(94,954)	583,057	(162,969)
Net income attributable to owners	$5,587,718	$3,654,807	$13,196,350	$7,372,673

See accompanying notes to the combined financial statements.

LGI HOMES GROUP (PREDECESSOR)

COMBINED STATEMENT OF EQUITY

(Unaudited)

	Owners’ Equity	Non- Controlling Interests	Total Equity
BALANCE—December 31, 2012	$25,210,977	$—	$25,210,977
Net income (loss)	13,196,350	(583,057)	12,613,293
Contributions	2,535,000	15,797,250	18,332,250
Distributions	(3,239,839)	—	(3,239,839)
BALANCE—September 30, 2013	$37,702,488	$15,214,193	$52,916,681

See accompanying notes to the combined financial statements.

LGI HOMES GROUP (PREDECESSOR)

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net Income	$12,613,293	$7,535,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated joint ventures	(2,919,884)	(1,111,688)
Distributions from unconsolidated joint ventures	3,027,135	1,099,187
Depreciation and amortization	198,752	126,066
Gain on settlement of participation fee obligation	(8,614)	—
Net loss on disposal of vehicles	61,055	—
Changes in assets and liabilities:
Accounts receivable	(681,741)	(344,431)
(Receivables from) payables to related parties, net	256,957	49,444
Real estate inventory	(38,311,354)	(10,862,446)
Pre-acquisition costs and deposits	(2,674,088)	(883,064)
Other assets	(2,099,963)	(263,876)
Accounts payable	3,256,571	1,510,053
Accrued expenses and other liabilities	3,000,764	589,438
Net cash used in operating activities	(24,281,117)	(2,555,675)

Cash flows from investing activities:
Investments of capital into unconsolidated joint ventures	(927,977)	(318,500)
Distributions of capital from unconsolidated joint ventures	148,303	33,313
Purchases of property and equipment	(532,653)	(279,387)
Proceeds from disposal of assets	34,647	—
Net cash used in investing activities	(1,277,680)	(564,574)

Cash flows from financing activities:
Proceeds from notes payable	64,151,438	29,090,823
Payments on notes payable	(51,361,877)	(24,661,085)
Contributions	2,535,000	6,450,000
Distributions	(3,239,839)	(4,247,261)
Contributions from non-controlling interests	15,797,250	—
Net cash provided by financing activities	27,881,972	6,632,477
Net increase in cash and cash equivalents	2,323,175	3,512,228
Cash and cash equivalents, beginning of period	7,069,471	5,106,183
Cash and cash equivalents, end of period	$9,392,646	$8,618,411

See accompanying notes to the combined financial statements.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS

Organization and Description of the Business

LGI Homes Group (Predecessor) (the “Companies”) is a group of affiliated entities, under common control, which is engaged in the design and construction of homes in Texas, Arizona, Florida and Georgia as of September 30, 2013.

Effective November 13, 2013, the Companies were reorganized and became wholly-owned subsidiaries of LGI Homes, Inc. in connection with the closing of the initial public offering of LGI Homes, Inc.’s shares of common stock (the “IPO”).  The reorganization transactions will be accounted for as a combination of entities under common control. Refer to Note 13 for a discussion of subsequent event activity, including but not limited to the IPO, the reorganization transactions and the acquisition of joint venture partners’ interests by LGI Homes, Inc. in November 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying combined financial statements include the accounts of LGI Homes Group, LLC and LGI Homes Corporate, LLC and their consolidated subsidiaries and controlled variable interest entities, as well as LGI Homes, Ltd., LGI Homes—Sunrise Meadow, Ltd., LGI Homes—Canyon Crossing, Ltd., and LGI Homes—Deer Creek, LLC. Immediate family members, a father and son, individually or jointly own more than 50% of the voting ownership interest of each entity and have historically voted their interests in concert. The immediate family members are referred to hereinafter as the Principals. These entities have been combined for reporting purposes as they are under common management, operate in the same business, and are controlled by the Principals. All intercompany balances and transactions have been eliminated in consolidation and all intracompany balances and transactions have been eliminated in combination.

The accompanying unaudited condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the Companies’ audited financial statements for the year ended December 31, 2012, which are included in the LGI Homes, Inc. prospectus dated November 6, 2013 that was filed with the Securities and Exchange Commission (“SEC”) on November 8, 2013. The accompanying unaudited condensed combined financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the Companies’ results for the interim periods presented.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. The significant accounting estimates include real estate inventory and cost of sales, impairment of real estate inventory and property and equipment, warranty reserves, loss contingencies, and accounting for variable interest entities. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited combined financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Cash and Cash Equivalents and Concentration of Credit Risk

Cash and cash equivalents are defined as cash on hand, demand deposits with financial institutions, and short-term liquid investments with an initial maturity date of less than three months. The Companies’ cash in demand deposit accounts may exceed federally insured limits.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

Management monitors the cash balances in the Companies’ operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Companies have experienced no loss or diminished access to cash in their operating accounts.

Accounts Receivable

Accounts receivable consist primarily of proceeds due from title companies for sales closed prior to period end and are generally collected within a few days from closing.

Real Estate Inventory

Inventory consists of land, land under development, finished lots, sales offices, homes in progress, and completed homes. Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.

Land, development and other project costs, including interest and property taxes incurred during development and home construction, are capitalized to real estate inventory. Land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate. The costs of lots are transferred to homes in progress when home construction begins. Home construction costs and related carrying charges (principally capitalized interest and property taxes) are allocated to the cost of individual homes using the specific identification method. Costs that are not specifically identifiable to a home are allocated on a pro rata basis by taking costs and dividing by the total number of lots in the community. Management believes the allocation of costs on a pro rata basis approximates the allocation using relative sales value. Inventory costs for completed homes are expensed as cost of sales as homes are sold. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining unsold lots and homes in the community on a pro rata basis.

The life cycle of a community generally ranges from two to five years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the construction, sale, and delivery of homes. A constructed home is used as the community sales office during the life of the community and then sold. Actual individual community lives will vary based on the size of the community, the sales absorption rate, and whether the property was purchased as raw land or finished lots.

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been delivered, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. The Companies estimate the fair value of communities using a discounted cash flow model. As of September 30, 2013 and December 31, 2012, the real estate inventory is stated at cost; there were no inventory impairment charges recorded during the three or nine months ended September 30, 2013 and 2012.

Capitalized Interest

Interest and other financing costs related to real estate inventory are capitalized as cost of inventory during community development and home construction activities and expensed in cost of sales as homes in the community are sold.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

Pre-Acquisition Costs and Deposits

Amounts paid for land options, deposits on land purchase contracts, and other pre-acquisition costs are capitalized and classified as deposits to purchase. Upon execution of the purchase, these deposits are applied to the acquisition price of the land and recorded as a cost component of the land in real estate inventory. To the extent that any deposits are nonrefundable and the associated land acquisition process is terminated or no longer determined probable, the related deposits are charged to general and administrative expense. Management reviews the likelihood of the acquisition of contracted lots in conjunction with its periodic real estate impairment analysis.

Deferred Loan Costs

Deferred loan costs represent debt issuance costs and, depending on the nature and purpose of the loan, are capitalized to real estate inventory or amortized to interest expense using the straight line method which approximates the effective interest method.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation expense is recorded in general and administrative expenses. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in other income, net. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 7 years. Leasehold improvements are depreciated over the shorter of the asset life or the term of the lease. Maintenance and repair costs are expensed as incurred.

Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the three or nine months ended September 30, 2013 and 2012.

Investments in Joint Ventures and Unconsolidated Variable Interest Entities (VIEs)

The Companies function as the managing member of certain joint ventures conducting homebuilding activities. In accordance with ASC 810, Consolidation, management has assessed whether these entities may be VIEs. The Companies have variable interests in the joint venture arrangements that it manages, and these joint ventures have been determined to be VIEs because the members of the joint ventures, as a group, have insufficient equity at risk without further capital contributions. The Companies’ rights as well as the rights held by the other joint venture members have been evaluated to determine the primary beneficiary of the VIE, including the extent of substantive participating rights and control of activities that most significantly affect its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; and the ability to acquire additional land into the VIE. If the Companies are not able to control the significant decisions, the Companies are not considered the primary beneficiary of the VIE. If the Companies are determined to be the primary beneficiary of the VIE, the entity is consolidated in the accompanying combined financial statements.

The Companies have investments in four joint ventures where the Companies and the other joint venture members have been deemed to have joint control and the Companies are not the primary beneficiary since all major decisions require both parties’ consent. Accordingly, the Companies’ interests in these joint ventures are accounted for using the equity method and its share of the joint ventures’ net earnings is included in income from unconsolidated joint ventures and investments in unconsolidated joint ventures. Distributions received are credited against the related investment in the joint venture.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

In addition, the Companies have interests in two VIE’s (LGI Homes – Sterling Lakes, LLC and LGI Fund III Holdings, LLC) where it has been determined that the Companies are the primary beneficiary. In addition to the Companies serving as the managing member of these entities, the Principals of the Companies also held the general partner controlling interests in the non-managing members of the VIEs. As a result, the Companies combined with the Principals’ related party interests have the power to direct all significant activities of the VIEs, and have exposure to the risks and rewards of the VIEs, based on the division of income and loss pursuant to the joint venture agreement and the Companies’ ownership in the joint ventures. These two VIEs have been consolidated in the accompanying combined financial statements.

Management evaluates the Companies’ investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of the Companies’ investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. No impairment charges have been recorded related to investments in unconsolidated entities during the three or nine months ended September 30, 2013 and 2012.

Insurance Costs and Reserves

The Companies have deductible limits under workers’ compensation, automobile and general liability insurance policies, and record expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are $2 million per occurrence and in the aggregate annually and apply in excess of automobile liability, employer’s liability under workers compensation, and general liability policies. The Companies generally require subcontractors and design professionals to indemnify the Companies for liabilities arising from their work, subject to certain limitations.

Warranty Reserves

Future direct warranty costs are accrued and charged to cost of sales in the period when the related home is sold. The Companies’ warranty liability is based upon historical warranty cost experience and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built, the geographic areas in which they are built, and potential impacts of the Companies’ continued expansion. The Companies’ warranty reserves include amounts expected to be incurred under the warranty agreement with the LGI/GTIS Joint Ventures.

Warranty reserves are reviewed quarterly to assess the reasonableness and adequacy and make adjustments to the balance of the pre-existing reserves, as needed, to reflect changes in trends and historical data as information becomes available.

Home Sales

In accordance with ASC 360 – 20, Real Estate Sales, revenues from home sales are recorded at the time each home sale is closed, title and possession are transferred to the buyer, and there is no significant continuing involvement of the Companies with the home. Home sales proceeds are generally received from the title company within a few days from closing. Home sales are reported net of sales discounts and incentives granted to home buyers, which are primarily seller-paid closing costs.

Cost of Sales

As discussed under Real Estate Inventory, above, cost of sales for homes closed include the construction costs of each home and allocable land acquisition and land development costs, capitalized interest, and other related common costs (both incurred and estimated to be incurred).

Selling and Commission Costs

Sales commissions are paid and expensed based on homes sold. Other residual selling costs are expensed in the period incurred.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

Advertising Costs

Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $811,746 and $412,188 for the three months ended September 30, 2013 and 2012, respectively, and $1,888,157 and $1,223,296 for the nine months ended September 30, 2013 and 2012, respectively.

Income Taxes

The Companies consist of limited liability companies and limited partnerships, all of which are treated as partnerships for income tax purposes and federal income taxes on taxable income or losses realized by the Companies are the obligation of the individual members or partners. However, the Companies are subject to certain state taxes and fees, including the Texas margin tax, where applicable. There are no significant deferred income taxes related to state income taxes.

Fair Value Measurement of Financial Instruments

ASC 820, Fair Value Measurements, defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability or if a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that differs from the transaction price or market price of the asset or liability.

Under GAAP, the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.

The Companies utilize fair value measurements to account for certain items and account balances within its combined financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable and notes payable, approximate their carrying amounts due to the short term nature of these instruments. In addition, as of September 30, 2013, the notes payable have a floating interest rate, which increases or decreases with market interest rates, and is subject to an interest rate floor.

3. REAL ESTATE INVENTORY

The Companies’ real estate inventory consists of the following:

	September 30, 2013	December 31, 2012
Land, land under development, and finished lots	$31,488,108	$8,538,631
Sales offices	1,936,973	912,461
Homes in progress	19,123,622	8,045,848
Completed homes	14,251,842	10,992,251
Total real estate inventory	$66,800,545	$28,489,191

Interest and financing costs incurred under the Companies’ debt obligations, as more fully discussed in Note 8, are capitalized to qualifying real estate projects under development and homes under construction.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

4. OTHER ASSETS

Other assets consist of the following:

	September 30, 2013	December 31, 2012
Receivable from municipality	$1,250,000	$1,250,000
Prepaid expenses	2,385,059	320,738
Security deposits	320,382	299,132
Notes receivable	—	10,281
Deferred loan costs	28,622	3,949
Total other assets	$3,984,063	$1,884,100

In connection with the development of a community, LGI Homes – Sunrise Meadow, Ltd. financed the design, construction and initial operations of the municipal utility district subject to the district’s commitment to reimburse eligible costs in connection with a bond offering. The municipal utility district issued bonds during October 2013, and the receivable from the municipality for reimbursement of costs incurred by LGI Homes – Sunrise Meadow, Ltd. was collected during November 2013. Prepaid expenses as of September 30, 2013, include approximately $2.2 million of expenses incurred in connection with the IPO (see Note 13).

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Asset Life	September 30, 2013	December 31, 2012
	(years)
Computer equipment	3-5	$403,337	$291,112
Machinery, equipment and vehicles	4-5	160,051	707,554
Furniture and fixtures	5-7	603,839	338,647
Leasehold improvements	various	98,930	18,643
Total property and equipment		1,266,157	1,355,956
Less: Accumulated depreciation		(614,396)	(636,566)
Property and equipment, net		$651,761	$719,390

Depreciation expense incurred for the three months ended September 30, 2013 and 2012 was $67,469 and $48,887, respectively.

The following are non-cash transactions related to property and equipment:

	Nine Months Ended September 30,
	2013	2012
Equipment sold to the LGI/GTIS Joint Ventures at net book value	$29,233	$—
Settlement of vehicle notes payable (through trade in or assumption by purchaser)	$305,827	$—

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

6. INVESTMENTS IN JOINT VENTURES, VARIABLE INTEREST ENTITIES AND NON-CONTROLLING INTERESTS

The combined financial statements reflect the Companies’ interests in the following four joint ventures (the “LGI/GTIS Joint Ventures”) accounted for using the equity method of accounting since the Companies are not deemed to be the primary beneficiaries of these variable interest entities.

Joint Venture Name	Date Formed	Companies’ Member
LGI—GTIS Holdings, LLC	March 2010	LGI Homes Corporate, LLC
LGI—GTIS Holdings II, LLC	November 2010	LGI Homes Corporate, LLC through March 2011, then interest transferred to LGI Homes Group, LLC
LGI—GTIS Holdings III, LLC	March 2011	LGI Homes Group, LLC
LGI—GTIS Holdings IV, LLC	October 2012	LGI Homes Group, LLC

The LGI/GTIS Joint Ventures are each engaged in homebuilding and land development activities. GTIS Partners, LP and affiliated entities (collectively “GTIS”) are joint venture members in these entities. The LGI/GTIS Joint Ventures are discussed collectively in these financial statements due to the similarity of the joint venture agreements and other aspects of the entities. Management of each of the LGI/GTIS Joint Ventures is vested in the members, being the Companies and GTIS. The Companies are considered the managing members of these entities. The managing member has the responsibility and authority to operate the LGI/GTIS Joint Ventures on a day-to-day basis subject to the operating budget and business plan, which is approved by both members. The Companies use their sales, development and operations teams to support operations and have significant influence even though the respective joint venture members have been deemed to have joint control under ASC 810. All major decisions require both members’ consent. Major decisions include, but are not limited to: the acquisition or disposition of a project; capital contributions; and changes, updates or amendments to the operating budget or business plan. Generally, the LGI/GTIS Joint Ventures have not obtained construction financing from outside lenders, but have financed their activities primarily through equity contributions from each of the joint venture members.

Profits are allocated to the members of the LGI/GTIS Joint Ventures based on the predetermined formulas specified in the joint venture agreements for the allocation of distributable cash. The GTIS member and the Companies are allocated 85% and 15% of the profits, respectively, (the “Sharing Percentages”) until such time as the members receive cash distributions equal to their initial capital investment plus, generally, a 15% internal rate of return (“First Tier Return”). Subsequent allocations of distributable cash and profits include a priority allocation of approximately 20% to 40% to the Companies’ member, depending on the amount of cash distributions achieved over the life of the joint venture. Upon liquidation of the Companies’ interests in the LGI/GTIS Joint Ventures, the Companies’ member is required to restore any deficit balance in its capital account as provided for in the respective joint venture agreements. Therefore, the Companies’ maximum exposure to loss as a result of involvement in each LGI/GTIS Joint Venture is the amount of the Companies’ equity in such joint venture ($5.1 million on a combined basis for the LGI/GTIS Joint Ventures at September 30, 2013) plus the potential to fund any deficit capital balance upon liquidation; management does not consider it likely that the Companies would have deficit capital balance at liquidation. Performance of the Companies under the joint venture agreements is guaranteed by the Companies, including LGI Homes, Ltd., LGI Homes – Sunrise Meadow, Ltd., LGI Homes – Canyon Crossing, Ltd., and LGI Homes – Deer Creek, LLC, and is secured by a first lien and security interest in the Companies’ interest and the right to receive any distributions from the respective LGI/GTIS Joint Venture.

Since the internal rates of return necessary to receive a higher proportion of distributions are calculated over the life of each LGI/GTIS Joint Venture and both the timing and amount of future contributions and distributions will affect the Companies’ share of distributions, there is no certainty that the Companies will receive greater than 15% of the LGI/GTIS Joint Ventures’ distributions. Therefore, the Companies record their investments in the LGI/GTIS Joint Ventures at 15% of each venture’s capital balance and recognize the incremental amounts due to the Companies as a result of reaching the higher distribution tiers only when received.

As of December 31, 2012, none of the LGI/GTIS Joint Ventures had achieved the First-Tier Return, therefore there were no priority allocations paid to the Companies’ member in 2012. During the six months ended June 30, 2013, LGI-GTIS Holdings, LLC achieved the First-Tier Return and began paying the priority allocation to the Companies’ member, and during the three months ended September 30, 2013, achieved the Second-Tier and Third-Tier Return increasing the priority allocation to the Companies’ member to approximately 40%. During the three months ended September 30, 2013, LGI-GTIS Holdings II, LLC and LGI-GTIS Holdings III, LLC also achieved the First-Tier Return and began paying the priority allocation to the Companies’ member. As of September 30,

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

2013, LGI-GTIS Holdings IV, LLC has yet to achieve the First-Tier Return. During the three and nine months ended September 30, 2013, the Companies recognized priority distributions from the LGI/GTIS Joint Ventures totaling $1.3 million and $1.5 million, respectively.

Summarized condensed combined financial information of the LGI/GTIS Joint Ventures that are accounted for by the equity method is as follows:

Balance Sheets	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$7,958,159	$4,129,107
Real estate inventory:
Land, land under development, and finished lots	11,834,562	17,194,218
Sales offices	750,672	574,099
Homes in progress	8,020,460	2,102,925
Completed homes	8,573,842	6,964,360
Total real estate inventory	29,179,536	26,835,602
Other assets	2,730,130	2,128,764
Total assets	$39,867,825	$33,093,473
Liabilities and members’ equity:
Liabilities	$5,742,985	$3,451,448
Members’ equity:
LGI Homes Group (Predecessor)	5,118,726	4,446,302
GTIS members	29,006,114	25,195,723
Total members’ equity	34,124,840	29,642,025
Total liabilities and members’ equity	$39,867,825	$33,093,473

	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations	2013	2012	2013	2012
Home sales	$30,961,933	$20,089,653	$68,933,308	$48,476,147
Cost of sales	$22,414,968	$14,526,174	$49,805,019	$34,815,151
Net earnings of unconsolidated entities	$4,674,762	$3,233,043	$9,502,060	$7,138,539
Companies’ share in net earnings of unconsolidated entities	$1,976,197	$525,863	$2,919,884	$1,111,688

Consolidated Joint Ventures

The accompanying Combined Balance Sheets reflect two consolidated joint ventures, engaged in homebuilding and land development activities, which have been determined to be VIEs and the Companies have been deemed to be the primary beneficiary under ASC 810.

Profits are allocated to the members for the consolidated joint ventures based on the predetermined formulas specified in the joint venture agreements for the allocation of distributable cash. The non-managing members and the Companies are allocated 85% and 15% of the profits, respectively, (the “Sharing Percentages”) until such time as the members receive cash distributions equal to their initial capital investment plus, generally, a 15% internal rate of return (“First Tier Return”). Subsequent allocations of distributable cash and profits include a priority allocation of approximately 20% to 40% to the Companies’ member, depending on the amount of cash distributions achieved over the life of the joint venture.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

LGI Fund III Holdings, LLC was formed March 31, 2013, and LGI Homes Group, LLC is the managing member. LGI Fund III Holdings, LLC had cash, real estate inventory (land, land development, and finished lots), pre-acquisition costs and deposits, and accounts payable and accrued liabilities of approximately $0.5 million, $19.2 million, $0.8 million, and $1.7 million, respectively, which are included in the amounts presented in the combined balance sheet at September 30, 2013. LGI Fund III Holdings, LLC, had no debt, and its assets were unencumbered as of September 30, 2013.

LGI Homes—Sterling Lakes, LLC was formed in 2010, and LGI Homes Corporate, LLC was the managing member. LGI Homes—Sterling Lakes, LLC had income attributable to non-controlling interests of $162,969 for the nine months ended September 30, 2012, and was closed out prior to December 31, 2012.

7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30, 2013	December 31, 2012
Accrued liabilities	$2,423,866	$948,807
Accrued bonuses	1,749,236	583,242
Warranty reserve	550,000	450,000
Income taxes payable	276,413	119,473
Customer deposits	178,194	75,423
Total accrued expenses and other liabilities	$5,177,709	$2,176,945

Estimated Warranty Reserve—The Companies typically provide homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. The Companies provide similar warranty services for homes sold by the LGI/GTIS Joint Ventures (see Note 10).

Changes to the Companies’ warranty accrual are as follows:

Warranty reserves, December 31, 2012	$450,000
Warranty provision	474,740
Warranty expenditures	(374,740)
Warranty reserves, September 30, 2013	$550,000

The following amounts represent warranty amounts related to the Companies and excludes the amounts attributable to the LGI/GTIS Joint Ventures discussed in Note 10.

Warranty reserves, December 31, 2012	$283,100
Warranty provision	299,780
Warranty expenditures	(242,580)
Warranty reserves, September 30, 2013	$340,300

8. NOTES PAYABLE

As of September 30, 2013, the Companies were party to two secured revolving credit facilities, up to an aggregate $37.0 million, to purchase and develop land parcel and construct new homes. The Companies repay the amounts borrowed under the secured revolving credit facilities for acquisition and development as lots are released based upon a specific release price, as defined in each respective credit facility agreement. The Companies repay the amounts borrowed under the credit facility for construction proceeds from home sales based upon a specific release price, as defined in each respective credit facility agreement. Interest on amounts borrowed is paid monthly at a rate based on LIBOR or the interest rate floor, whichever is greater.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

The LGI Homes Group, LLC and the LGI Homes- Sunrise Meadow, Ltd. credit facilities with Texas Capital Bank, N.A. were amended during 2013 to establish a borrowing base to determine available loan proceeds. The individual facility’s borrowing base is determined based on the loan value of the pool of collateral in which the lenders have a security interest. Vacant lots and homes generally may remain in the borrowing base for up to one year. As of September 30, 2013, the borrowing base amounts under these agreements totaled $29.5 million.

	September 30, 2013	December 31, 2012 (1)

LGI Homes Group, LLC—Notes payable to Texas Capital Bank, N.A. under an amended credit facility ($35.0 million line at September 30, 2013, and $20.0 million line at December 31, 2012) expiring June 30, 2015; interest at LIBOR plus 3.0% and 3.9% at September 30, 2013 and December 31, 2012, respectively, with a 4.0% and 4.5% floor at September 30, 2013 and December 31, 2012, respectively; collateralized by borrower’s land, development and home construction costs (carrying value of $21.9 million at December 31, 2012); guaranteed by a family Principal, the managing member, and non-managing members as joint and several guarantors

	$26,459,882	$12,270,636
LGI Homes—Sunrise Meadow, Ltd. and LGI Holdings, LLC—Notes payable to Texas Capital Bank, N.A. under an amended credit facility ($2 million at September 30, 2013 and $5 million line at December 31, 2012) expiring December 31, 2013; interest at LIBOR plus 3.0% and 3.9% at September 30, 2013 and December 31, 2012, respectively, with a floor of 4.0% and 4.5% at September 30, 2013 and December 31, 2012, respectively; collateralized by borrowers’ land, development and home construction costs (carrying value of $4.6 million at December 31, 2012); guaranteed by a family Principal	984,000	835,363
LGI Homes—Texas, LLC—Notes payable to Regions Bank, under $3 million amended revolving credit facility expiring March 29, 2014; interest at LIBOR plus 4.0%, with a 5% floor; collateralized by borrowers’ land, development and home construction costs (carrying value of $2.1 million at December 31, 2012); guaranteed by LGI Homes Corporate, LLC; the credit facility was paid in full in September 2013	—	1,225,121
LGI Homes Corporate, LLC—Notes payable to banks; interest rates ranging from 0% to 4.3%; principal and interest is payable in monthly installments; maturity dates ranged from July 2014 through December 2016; collateralized by vehicles, the notes were settled during September 2013	—	425,120
LGI Homes—Sunrise Meadow, Ltd. participation fee obligation, secured by second lien on LGI Homes—Sunrise Meadow, Ltd. land, development, and home construction assets; guaranteed by a family Principal	—	212,522
Total notes payable	$27,443,882	$14,968,762

(1)

As of December 31, 2012, the Companies’ construction and development activities were financed through credit facilities generally providing for secured notes for the construction of individual homes and/or completed lots, with maturities ranging from 9 – 12 months from the borrowing date.

As of September 30, 2013 and December 31, 2012, LIBOR was 0.25% and 0.31%, respectively. Based on the terms of the variable rate notes payable, the interest amounts paid during the three and nine months ended September 30, 2013 and 2012, were based on the interest rate floor terms.

The Companies’ credit agreements generally require the borrower and guarantor to maintain certain net worth, liquidity and leverage ratios and, in some cases, include cross-default provisions and restrictive covenants related to transfer of control of the borrower. The Companies obtained a waiver from the bank to complete the reorganization transactions and the IPO (see Note 13). The Companies may borrow additional amounts under the credit facilities with Texas Capital Bank, N.A. for new home starts through the facility expiration date which are subject to the lender’s final approval of each project and limitations on the borrowings attributable to certain markets, speculative home building, vacant lots, and acquisition and development funding. The Companies’ current homebuilding operations are primarily funded by borrowings from one primary bank or with equity. The availability of credit to fund ongoing and future operations could be negatively impacted if the underlying financial institution fails or is subject to other adverse conditions in the financial markets. To date, the Companies have experienced no loss or lack of access to cash in their credit facilities with the bank.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

Participation Obligations

The development and construction financing provided to the Companies by mezzanine lenders have included participation fee provisions based on a percentage of the home sale prices realized from the funded projects. The participation fees are paid at the time the homes are sold. The participation fees have been recorded to deferred loan costs and are amortized to interest expense, and considered in the Companies’ determination of capitalized interest discussed further below, over the term of the respective loan.

As of December 31, 2012, LGI Homes—Sunrise Meadow, Ltd. had a participation fee obligation for the remaining 264 unsold lots of the 974 total community lots; the related loan matured during April 2012. The participation fee obligation was settled with the lenders during September 2013 for $0.2 million, and the corresponding gain of $8,614 is included in other income, net in the accompanying combined statement of operations.

Capitalized Interest

Interest activity for notes payable for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest incurred	$385,217	$118,486	$923,439	$384,758
Less: Amounts capitalized	(343,249)	(107,403)	(875,803)	(348,991)
Interest expense	$41,968	$11,083	$47,636	$35,767
Cash paid for interest	$281,417	$145,963	$769,161	$511,829

9. OWNERS’ EQUITY

The following table reflects the activity and balances in the owners’ equity of LGI Homes Group (Predecessor):

	LGI Homes Group, LLC Members’ Capital	LGI Homes Corporate, LLC Members’ Capital	Other Partnerships’ Capital	Total Owners’ Equity
BALANCE—DECEMBER 31, 2012	$17,154,720	$3,431,370	$4,624,887	$25,210,977
Net income	11,596,649	279,459	1,320,242	13,196,350
Contributions	—	2,500,000	35,000	2,535,000
Distributions	(2,239,839)	(1,000,000)	—	(3,239,839)
BALANCE—SEPTEMBER 30, 2013	$26,511,530	$5,210,829	$5,980,129	$37,702,488

LGI Homes Group, LLC is a Texas limited liability company formed in March 2011. EDSS Holdings, LP, a limited partnership wholly-owned by the Principals, owns 50.125% of LGI Homes Group, LLC, and LGI Investment Fund II, LP, owns the remaining 49.875%. LGI Investment Fund II, LP was formed as a Texas limited partnership in June 2011; LGI Fund II GP, LLC is the 1% general partner. LGI Fund II GP, LLC is wholly-owned by Eric Lipar. The limited partners are various investors.

In 2013, LGI Homes Group, LLC formed LGI Fund III Holdings, LLC (a joint venture consolidated in the accompanying financial statements) with LGI Investment Fund III, LP (see Note 6). LGI Homes Group, LLC is the managing member. LGI Investment Fund III, LP was formed as a Texas limited partnership in February 2013; LGI Fund II GP, LLC is the 1% general partner. LGI Fund III GP, LLC is wholly-owned by Eric Lipar. The limited partners are various investors. In connection with the formation of LGI Investment III, LP, a commitment was made to the limited partnership to exchange its 85% ownership in LGI Fund III Holdings, LLC for approximately 1.5 times the investment amount in the event of an initial public offering.

LGI Homes Corporate, LLC is a Texas limited liability company formed in March 2010 and is wholly-owned and managed by the family Principals.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

LGI Homes—Deer Creek, LLC is a Texas limited liability company formed in June 2009. The entity is wholly-owned and managed by the family Principals. The LGI Homes —Deer Creek, LLC members’ capital account had a zero balance as of December 31, 2012 and September 30, 2013.

The Other Partnerships included in the accompanying combined financial statements and aggregated in the above table are:

•

LGI Homes, Ltd. (formerly JTM Housing, Ltd.) was formed as a Texas limited partnership in December 2002 and renamed LGI Homes, Ltd. in October 2004. LGI GP, LLC, a wholly-owned Texas limited liability company formed in 2002 as a wholly-owned subsidiary of LGI Holdings, LLC, is the 1% general partner of LGI Homes, Ltd. The 99% limited partner is owned by the family Principals.

•	LGI Homes—Sunrise Meadow, Ltd. is a Texas limited partnership formed in February 2005. LGI GP, LLC, is the 1% general partner. The entity is wholly-owned and managed by the family Principals.

•	LGI Homes—Canyon Crossing, Ltd. is a Texas limited partnership formed in May 2005. LGI GP, LLC, is the 1% general partner. The entity is wholly-owned and managed by the family Principals.

10. RELATED PARTY TRANSACTIONS

From time to time, the Companies may engage in transactions with entities that are affiliated with the Companies. Transactions with related parties are in the normal course of operations. Receivables due from and payables due to related parties included in the accompanying combined balance sheets consist of the following:

	September 30, 2013	December 31, 2012
Receivables:
LGI/GTIS Joint Ventures	$640,521	$985,719
Other affiliates and owners	28,558	41,206
Total	$669,079	$1,026,925
Payables:
LGI/GTIS Joint Ventures	$7,688	$108,577
Total	$7,688	$108,577

Management and Warranty Fees

The Companies have a Management Services Agreement with each of the LGI/GTIS Joint Ventures. The Companies provide administration, supervision, marketing, and various other services for the joint ventures. The Companies charge the joint ventures a management fee of approximately 3% of home sale revenues. The Companies also charge the joint ventures a management fee of 3% of construction costs for the development of land, as applicable. The management and construction fees are in addition to direct costs charged to the joint ventures. Management fees earned under the agreements were $1.0 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and $2.2 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively.

The Companies collect a warranty fee of $250 from the LGI/GTIS Joint Ventures upon the closing of the sale of each home. The Companies provide a Home Builder’s Limited Warranty to the buyer of each home. The Companies are responsible for the performance and discharge of any warranty claims asserted against the joint ventures or the GTIS member. Warranty fees earned under the Management Services Agreement were $52,000 and $54,000 for the three months ended September 30, 2013 and 2012, respectively, and $118,750 and $108,500 for the nine months ended September 30, 2013 and 2012, respectively.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

Profit Sharing Plan

The Companies’ employees are eligible to participate in the 401(k) Savings Plan established by LGI Holdings, LLC, a sister company in an unrelated business. Employees are eligible to participate after completing ninety days of service and having attained the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. A discretionary match may be made by the Companies of up to 100% of the first 3% of an eligible employee’s deferral, not to exceed $3,000. For the three months ended September 30, 2013 and 2012, the Companies’ matching contributions were $24,153 and $10,934, respectively, and for the nine months ended September 30, 2013 and 2012, the Companies’ matching contributions were $90,999 and $53,793, respectively.

11. COMMITMENTS AND CONTINGENCIES

Contingencies

In the ordinary course of doing business, the Companies become subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate. Management believes that these claims include usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Companies’ combined financial position, results of operations or cash flows.

The Companies have provided unsecured environmental indemnities to certain lenders and joint venture members. In each case, the Companies have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Companies to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Companies may have recourse against other previous owners. Management of the Companies is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters.

Land Deposits

The Companies have land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. The Companies do not have title to the property and obligations with respect to the option contracts are generally limited to the forfeiture of the related nonrefundable cash deposits. The following is a summary of the Companies’ land purchase deposits and option contracts included in pre-acquisition costs and deposits:

	September 30, 2013	December 31, 2012
Land deposits and option payments	$3,486,250	$963,500
Commitments under the land purchase option and deposit agreements if the purchases are consummated	$93,585,956	$33,057,761
Lots under land options and land purchase contracts	6,726	2,242

Leasing Arrangements

The Companies lease office facilities and certain equipment under non-cancellable operating lease agreements. Rent escalation provisions are accounted for using the straight-line method. Rent expense includes common area maintenance costs and was $107,435 and $66,880 for the three months ended September 30, 2013 and 2012, respectively, and was $206,634 and $154,037 for the nine months ended September 30, 2013 and 2012, respectively.

Letters of Credit and Bonding

The Companies have outstanding performance and surety bonds of $333,183 and $183,103 at September 30, 2013 and December 31, 2012, respectively, related to the Companies’ obligations for site improvements at various projects. The surety bonds are guaranteed by one of the Family Principals. Management of the Companies does not believe that draws upon these bonds, if any, will have a material effect on the Companies’ combined financial position, results of operations, or cash flows. The Companies had no letters of credit outstanding at September 30, 2013 and December 31, 2012.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

12. SEGMENT INFORMATION

The Companies operate one principal homebuilding business which is organized by region and division. Initial operations were conducted in the Central region (Texas division), expanding into the Western region (Arizona division) during 2011 and the Eastern region (Georgia division and Florida division) during 2012. During August 2013, the Eastern region had its first home closings.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker (CODM) in deciding how to allocate resources and in assessing performance.

The Companies have determined that they have three operating segments as of September 30, 2013, the Central region, the Western region and the Eastern region. The Central region is the largest region comprising greater than 80% of total home sales revenues for the three and nine months ended September 30, 2013.

The operating segments qualify for aggregation as one reporting segment. In determining the reportable segment, the Companies concluded that all operating segments have similar economic and other characteristics, including similar home floor plans, average selling prices, gross margin, production construction processes, suppliers, subcontractors, regulatory environments, customer type, and underlying demand and supply.

The CODM primarily evaluates performance based on the number of homes sold, gross margin and net income. Each operating segment follows the same accounting policies as the Companies and is managed by the Companies’ management team. The Companies have no inter-segment sales, as all sales are to external customers.

13. SUBSEQUENT EVENTS

Initial Public Offering and Reorganization Transactions

In November 2013, LGI Homes, Inc. completed the initial public offering of its common stock (the “IPO”). In the IPO, LGI Homes, Inc. issued and sold 10,350,000 shares of its common stock at a price to the public of $11.00 per share and received net proceeds of $102.7 million after deducting underwriting discounts and commissions of $8.0 million and other offering expenses of approximately $3.2 million.

In conjunction with the IPO, the Companies’ owners contributed their equity interests in the various entities combined in the accompanying financial statements of LGI Homes Group (Predecessor) to LGI Homes, Inc. in exchange for shares of LGI Homes, Inc. common stock. LGI Homes, Inc. became the parent of the Companies and accounted for the reorganization transactions as an exchange of shares between entities under common control at historical cost in a manner similar to a pooling of interests. After the reorganization transactions, the ownership percentage of each LGI Homes, Inc. common stockholder was equivalent to its ownership percentage in the Companies based on the relative fair values of the respective entities. A total of 10,003,358 shares of LGI Homes, Inc. common stock were issued to the owners of the Companies in connection with the reorganization transactions, including the issuance of 2,161,580 shares of common stock to LGI Fund III Holdings, LLC, a consolidated variable interest entity of the Companies. Since the Companies controlled LGI Fund III Holdings, LLC before and after the IPO, LGI Homes, Inc. has accounted for this transaction as an equity transaction.  Following the reorganization transactions, the Companies are wholly-owned subsidiaries of LGI Homes, Inc. The Companies’ owners’ equity at September 30, 2013 and December 31, 2012, has not been retroactively restated for the reorganization transactions described above.

In November 2013, prior to the closing of the IPO and the reorganization transactions described above, the entities comprising LGI Homes Group (Predecessor) distributed to their owners approximately $5.8 million to pay estimated federal income taxes on earnings for the period from January 1, 2013 through November 13, 2013. In addition, in November 2013, prior to the closing of the IPO, LGI Homes, Ltd., a Texas limited partnership, was converted into LGI Homes II, LLC, a Texas limited liability company; LGI Homes —Sunrise Meadow, Ltd. was converted into LGI Homes—Sunrise Meadow, LLC; and LGI Homes —Canyon Crossing, Ltd. was converted into LGI Homes—Canyon Crossing, LLC.

LGI HOMES GROUP (PREDECESSOR)

NOTES TO THE COMBINED FINANCIAL STATEMENTS

(Unaudited)

Acquisition of Joint Venture Partners’ Interests

Concurrent with the IPO, LGI Homes, Inc. acquired from GTIS all of GTIS’ equity interests in the LGI/GTIS Joint Ventures (the “GTIS Transaction”). The aggregate consideration for the GTIS Transaction was $41.4 million, consisting of a cash payment of approximately $36.9 million and 409,091 shares of LGI Homes, Inc. common stock valued at $4.5 million (based on the IPO price of $11.00 per share). As this transaction resulted in a change of control for the LGI/GTIS Joint Ventures, the transaction will be accounted for in accordance with ASC 805, and the assets and liabilities of the LGI/GTIS Joint Ventures will be recorded at fair value. The determination of the purchase price allocation is in process as of the date of filing of this Quarterly Report on Form 10-Q.

Secured Revolving Credit Facility

As of October 23, 2013, Texas Capital Bank, N.A. approved adding LGI Fund III Holdings, LLC and its subsidiaries as additional co-borrowers under the secured revolving credit facility.

Other

Subsequent to September 30, 2013, LGI Homes, Inc. commenced homebuilding operations in New Mexico.

Subsequent to September 30, 2013, the Companies and LGI Homes, Inc. closed acquisitions of land and finished lots of approximately $37.6 million in the aggregate, using net proceeds from the IPO, borrowings under the revolving credit facility and cash generated from operations. Refer to Note 4 for a discussion of the collection of a receivable from the municipal utility district in November 2013.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “us,” “our” or similar terms when used in a historical context refer to LGI Homes Group (Predecessor). When used prospectively, those terms refer to LGI Homes, Inc. and its subsidiaries, including LGI Homes Group (Predecessor) and the LGI/GTIS Joint Ventures subsequent to the completion of the initial public offering of LGI Homes, Inc. See Note 13, “Subsequent Events – Initial Public Offering and Reorganization Transactions” to our unaudited combined financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the reorganization transactions and the initial public offering.

Prior to the completion of the initial public offering of common stock of LGI Homes, Inc. on November 13, 2013 (the “IPO”), LGI Homes Group (Predecessor) owned a 15% equity interest in and managed the day-to-day operations of the LGI/GTIS Joint Ventures. Concurrent with the IPO, LGI Homes, Inc. acquired all of GTIS’s equity interests in the LGI/GTIS Joint Ventures. In our historical financial statements, our predecessor’s interest in the LGI/GTIS Joint Ventures have been accounted for using the equity method and our predecessor’s share of the LGI/GTIS Joint Ventures’ net earnings are included in income from unconsolidated joint ventures. Effective November 13, 2013, we own all of the equity interests in the LGI/GTIS Joint Ventures and will account for them on a consolidated basis after such date rather than by using the equity method.

Business Overview

We are a residential homebuilder engaged in the design and construction of homes in Texas, Arizona, Florida and Georgia. Subsequent to September 30, 2013, we commenced homebuilding operations in New Mexico.

In 2003, we commenced homebuilding operations targeting the entry-level market. After successfully establishing ourselves as homebuilders in the Houston market, we demonstrated that our operating model could flourish in additional markets including Dallas/Fort Worth, San Antonio, Austin and Phoenix. After conducting extensive due diligence and market studies, we entered the Atlanta, Orlando and Tucson markets in 2013. Our expansion into Florida leveraged our experience managing one of the LGI/GTIS Joint Ventures’ entry into the Tampa market in 2012.

We offer homes at affordable prices in affordable locations and by utilizing a well-established sales and marketing approach, a culture of customer service excellence and a highly efficient construction process. Many of our marketing efforts are focused on converting renters of apartments and single-family homes into homeowners.

Key Results

Key financial results as of and for the three months ended September 30, 2013, as compared to the same period in 2012, were as follows:

•

Homes closed increased 44.6% to 240 homes from 166 homes with an increase in the average selling price of our homes of 12.1% to $154,313. Homes closed by the LGI/GTIS Joint Ventures increased 35.1% to 208 homes from 154 homes, with an increase in the average selling price of 14.1% to $148,855.

•	Home sales revenues increased 62.1% to $37.0 million from $22.9 million. The home sales revenues of the LGI/GTIS Joint Ventures increased 54.1% to $31.0 million from $20.1 million.

•	Gross margin as a percentage of home sales revenues remained constant at 26.9%.

•	Total owned and controlled lots increased 208.0% to 9,342 lots at September 30, 2013 from 3,033 lots at December 31, 2012.

Recent Developments

Initial public offering

On November 13, 2013, we completed the initial public offering of our common stock (the “IPO”). In the IPO, we issued and sold 10,350,000 shares of our common stock, including 1,350,000 shares pursuant to the full exercise of the underwriters’ over-allotment option, at a price to the public of $11.00 per share. Shares of our common stock are listed on the NASDAQ Global Select Market under the ticker symbol “LGIH.” The net proceeds to us from the IPO were $102.7 million, of which we used approximately $36.9 million to pay the cash consideration to GTIS to acquire all of its interests in the LGI/GTIS Joint Ventures. We expect to use the remainder of the net proceeds for working capital and for general corporate purposes, including the acquisition of land, development of lots and construction of homes.

Reorganization - LGI Transactions

Concurrent with the IPO, LGI Homes, Inc. completed a series of reorganization transactions, whereby LGI Homes, Inc. acquired all the equity interests of LGI Homes Group, LLC, LGI Homes Corporate, LLC, LGI Homes II, LLC, LGI Homes—Sunrise Meadow, LLC, LGI Homes—Canyon Crossing, LLC, LGI Homes—Deer Creek, LLC and their subsidiaries in exchange for 10,003,358 shares of LGI Homes, Inc. common stock. As a result of the reorganization transactions, the entities which made up our predecessor became our wholly-owned subsidiaries. We collectively refer to the transactions described in this paragraph as the “LGI Transaction.”

GTIS Transaction

Prior to the IPO, our predecessor owned a 15% equity interest in and managed the day-to-day operations of the LGI/GTIS Joint Ventures. Concurrent with the IPO, we acquired from GTIS all of GTIS’ equity interests in the LGI/GTIS Joint Ventures, in exchange for aggregate consideration of $41.4 million, consisting of a cash payment of approximately $36.9 million and 409,091 shares of our common stock valued at $4.5 million (based on the IPO price of $11.00 per share). We refer to these transactions as the “GTIS Transaction.”

We will use purchase accounting for the GTIS Transaction. Since we own all of the equity interests in the LGI/GTIS Joint Ventures, we will prospectively account for them on a consolidated basis rather than by using the equity method. We are in the process of determining the appropriate purchase accounting adjustments as of the transaction date. “Unaudited Pro Forma Financial Information” was presented in the prospectus relating to the IPO dated November 6, 2013 and filed with the Securities and Exchange Commission on November 8, 2013 which included estimates based on a preliminary valuation date of June 30, 2013 for certain adjustments expected to be made as a result of this application of purchase accounting, including (i) recording the net tangible assets of the LGI/GTIS Joint Ventures at fair value, (ii) recording goodwill for the excess of the GTIS Transaction purchase price and the estimated fair value of our equity interests in the LGI/GTIS Joint Ventures over the identifiable net tangible assets of the LGI/GTIS Joint Ventures, (iii) recording a gain as a result of the re-measurement of our equity interests in the LGI/GTIS Joint Ventures at fair value, and (iv) recording deferred income tax related to the purchase accounting adjustments. The components of the Unaudited Pro Forma Financial Information, and specifically the real estate inventory and LGI/GTIS Joint Ventures enterprise value, could change significantly from amounts presented in the Registration Statement based on the preliminary valuation date of June 30, 2013, due to the normal operations of the LGI/GTIS Joint Ventures from the preliminary valuation date of June 30, 2013 through the transaction date, November 13, 2013, primarily due to changes in the quantities of finished lots, homes in progress and completed homes and homes closed.

Revolving Credit Facility

As of October 23, 2013, Texas Capital Bank, N.A. approved adding LGI Fund III Holdings, LLC and its subsidiaries as additional co-borrowers under our secured revolving credit facility. In addition, we have agreed on terms to amend the facility to increase the available outstanding balances to $50.0 million given certain criteria. The increase will include a provision to replace the existing guarantors with LGI Homes, Inc.

Tax Distributions

In November 2013, prior to the IPO, the entities comprising our predecessor distributed to their owners approximately $5.8 million to pay estimated federal income taxes on their earnings for the period from January 1, 2013 through November 13, 2013.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, unless otherwise indicated)
Statement of Income Data
Revenues:
Home sales	$37,035	$22,850	$95,033	$50,711
Management and warranty fees	1,007	706	2,309	1,698
Total revenues	38,042	23,556	97,342	52,409
Expenses:
Cost of sales	27,083	16,698	69,225	36,971
Selling expenses	3,589	1,847	9,082	4,710
General and administrative	4,052	1,805	9,078	4,256
Income from unconsolidated joint ventures	(1,976)	(526)	(2,920)	(1,112)
Operating income	5,294	3,732	12,877	7.584
Interest expense, net	(41)	(11)	(47)	(36)
Other income, net	34	61	56	85
Net income before income taxes	$5,287	$3,782	$12,886	$7,633
Income tax provision	(137)	(32)	(273)	(97)
Net income	$5,150	$3,750	$12,613	$7,536
(Income) loss attributable to non-controlling interests	437	(95)	583	(163)
Net income attributable to owners	$5,587	$3,655	$13,196	$7,373

Other Financial and Operating Data
Active communities during period(1)	12	6.5	11	5.8
Active communities at end of period	14	7	14	7
Home closings	240	166	637	370
Average sales price of homes closed (in whole dollars)	$154,313	$137,655	$149,188	$137,057
Gross margin(2)	$9,952	$6,152	$25,808	$13,740
Gross margin %(3)	26.9%	26.9%	27.2%	27.1%
Adjusted gross margin(4)	$10,066	$6,376	$26,508	$14,437
Adjusted gross margin %(3)(4)	27.2%	27.9%	27.9%	28.5%
Adjusted EBITDA(5)	$5,476	$4,005	$13,776	$8,407
Adjusted EBITDA margin %(5)	14.8%	17.5%	14.5%	16.6%

(1)

With respect to the three and nine months ended September 30, 2013 and 2012, defined as the sum of the number of communities in which we were closing homes as of the first day of the period and the last day of each quarter during the period divided by two or four, as appropriate.

(2)	Gross margin is home sales revenue less cost of sales.

(3)	Calculated as a percentage of home sales revenue.

(4)

Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin less capitalized interest and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes this information is useful because it isolates the impact that capitalized interest and items considered to be unusual and non-recurring have on gross margin. However, because adjusted gross margin information excludes capitalized interest, which has real economic effects and could impact our results, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. Please see “—Non-GAAP Measures—Adjusted gross margin” for a reconciliation of adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.

(5)

Adjusted EBITDA is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales and (v) other income, net and excluding adjustments resulting from the application of purchase accounting. Other companies may define adjusted EBITDA differently and, as a result, our measure of adjusted EBITDA may not be directly comparable to adjusted EBITDA of other companies. Although we use adjusted EBITDA as a financial measure to assess the performance of our business, the use of adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Our adjusted EBITDA is limited as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Please see “—Non-GAAP Measures—Adjusted EBITDA” for a reconciliation of adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Homes Sales. Our home sales revenue and closings by region for the three months ended September 30, 2013 and 2012, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
	Revenue	Closings	Revenue	Closings
Central	$30,834	200	$18,573	137
Western	5,469	35	4,277	29
Eastern	732	5	—	—
Total home sales	$37,035	240	$22,850	166

Home sales revenue for the three months ended September 30, 2013 was $37.0 million, an increase of $14.2 million, or 62.1%, from $22.9 million for the three months ended September 30, 2012. Home sales revenue represented approximately 97.4% and 97.0% of our total revenue for the three months ended September 30, 2013 and 2012, respectively. The increase in home sales revenue is primarily due to a 44.6% increase in homes closed and an increase in the average selling price per home during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. We closed 240 homes during the three months ended September 30, 2013, as compared to 166 homes closed during the three months ended September 30, 2012. The average selling price per home closed during the three months ended September 30, 2013 was $154,313, an increase of $16,658, or 12.1%, from the average selling price per home of $137,655 for the three months ended September 30, 2012. During the three months ended September 30, 2013, we averaged 12 active communities as compared to 6.5 for the three months ended September 30, 2012, an 84.6% increase.

Management and Warranty Fees. Management and warranty fees for the three months ended September 30, 2013 were $1.0 million, as compared to $0.7 million for the three months ended September 30, 2012. The increase in management and warranty fees is primarily attributable to an increase in the number of active communities and the geographic expansion of the LGI/GTIS Joint Ventures’ operations. Total closings on a combined basis for the LGI/GTIS Joint Ventures were 208 and 154 for the three months ended September 30, 2013 and 2012, respectively.

Cost of Sales and Gross Margin (home sales revenue less cost of sales). Cost of sales increased for the three months ended September 30, 2013 to $27.1 million, an increase of $10.4 million, or 62.2%, from $16.7 million for the three months ended September 30, 2012. This increase is primarily due to a 74-unit, or 44.6%, increase in homes closed for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Gross margin for the three months ended September 30, 2013 was $10.0 million, an increase of $3.8 million, or 61.8%, from $6.2 million for the three months ended September 30, 2012. Gross margin as a percentage of sales was 26.9% for both the three months ended September 30, 2013 and 2012. The consistency of the gross margin as a percentage of sales reflects that the increase in construction costs and higher developed lot costs for the three months ended September 30, 2013 as compared to the same period in 2012 were offset by higher average homes sales prices.

Selling Expenses. Selling expenses for the three months ended September 30, 2013 were $3.6 million, an increase of $1.7 million, or 94.4%, from $1.8 million for the three months ended September 30, 2012. This increase is largely due to the higher number of September home closings and the growth in active communities for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Sales commissions increased to $1.2 million from $0.7 million and advertising and direct mail costs increased to $0.8 million from $0.4 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, respectively. Selling expenses as a percentage of home sales revenue were 9.7% and 8.1% for the three months ended September 30, 2013 and 2012, respectively. The increase of selling expenses as a percentage of home sales revenue was primarily due to startup expenses related to new community openings, outside commissions, and direct mail and internet marketing.

General and Administrative. General and administrative expenses for the three months ended September 30, 2013 were $4.1 million, an increase of $2.2 million, or 124.5%, from $1.8 million for the three months ended September 30, 2012. The increase in general and administrative expenses is partially due to the higher number of home closings and active communities for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. As a result of the increased number of active communities, we hired more employees and acquired additional office space. In addition, approximately $1.1 million of the $2.2 million increase during the three months ended September 30, 2013, was attributable to accounting and professional fees and expenses incurred in connection with the reorganization transactions and financial reporting for the IPO.

Income from unconsolidated joint ventures. Our share of income from the LGI/GTIS Joint Ventures for the three months ended September 30, 2013 was $2.0 million, as compared to $0.5 million for the three months ended September 30, 2012. The increase is primarily attributed to our priority return determined based on cumulative cash distributions as provided for in the joint venture agreements. As of September 30, 2012, none of the LGI/GTIS Joint Ventures had achieved priority returns. During the three months ended September 30, 2013, three of the joint ventures had paid sufficient cumulative cash distributions to the members such that $1.3 million in priority returns were paid.

As noted in the tables below, the combined net earnings of the LGI/GTIS Joint Ventures for the three months ended September 30, 2013 were $4.7 million, an increase of $1.4 million, or 44.6%, from $3.2 million for the three months ended September 30, 2012. The increase in earnings is primarily related to an increase in closed units from 154 for the three months ended September 30, 2012 to 208 for the three months ended September 30, 2013. Of the 54 incremental closings during the three months ended September 30, 2013, 36 were in Arizona and Florida.

	Three Months Ended September 30,
	2013	2012
Home sales	$30,961,933	$20,089,653
Cost of sales	$22,414,968	$14,526,174
Net earnings of unconsolidated entities	$4,674,762	$3,233,043
Companies' share in net earnings of unconsolidated entities	$1,976,197	$525,863

	Three Months Ended September 30,
	2013		2012
	Home Sales	Closings	Home Sales	Closings
Central	$25,330,170	172	$20,089,653	154
Western	3,755,899	24	—	—
Eastern	1,875,864	12	—	—
Total home sales	$30,961,933	208	$20,089,653	154

(Income) loss attributable to non-controlling interests. The loss attributable to non-controlling interests for the three months ended September 30, 2013 was $0.4 million, a $0.5 million decrease from $0.1 million income for the three months ended September 30, 2012. (Income) loss attributable to non-controlling interests relates to income from our consolidated joint ventures. During the three months ended September 30, 2013, the losses are related to the initial operations of LGI Fund III Holdings, LLC, which was formed in March 2013. As of September, 30, 2013, LGI Fund III Holdings, LLC was active in 2 communities and had 8 closings for the three months ended September 30, 2013. During the three months ended September 30, 2012, we recognized final project income related to the LGI Homes Sterling Lakes, LLC project which was closed out during 2012.

Operating Income and Net Income. Operating income for the three months ended September 30, 2013 was $5.3 million, an increase of $1.6 million, or 41.9%, from $3.7 million for the three months ended September 30, 2012. Net income for the three months ended September 30, 2013 was $5.2 million, an increase of $1.4 million, or 37.3%, from $3.7 million for the three months ended September 30, 2012. The increases are primarily attributed to $1.3 million in promoted earnings recognized from the LGI/GTIS Joint Ventures and a 74-unit increase in homes closed during the three months ended September 30, 2013 as compared to the same period in 2012, net of increased expenses associated with new communities and additional professional service fees and expenses incurred in connection with the reorganization transactions and financial reporting for the IPO.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Homes Sales. Our home sales revenue and closings by region for the nine months ended September 30, 2013 and 2012, were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013		2012
	Revenue	Closings	Revenue	Closings
Central	$82,036	552	$41,741	308
Western	12,266	80	8,970	62
Eastern	731	5	—	—
Total home sales	$95,033	637	$50,711	370

Home sales revenue for the nine months ended September 30, 2013 was $95.0 million, an increase of $44.3 million, or 87.4%, from $50.7 million for the nine months ended September 30, 2012. The increase in home sales revenue is primarily due to a 267-unit increase in homes closed during the nine months ended September 30, 2013 as compared to the same period in 2012. We closed 637 homes during the nine months ended September 30, 2013 as compared to 370 homes closed during the same period in 2012. The average selling price per home delivered during the nine months ended September 30, 2013 was $149,188, an increase of $12,131, from $137,057 during the same period in 2012. The increase in revenue is largely a result of an increase in active community count and our expansion into new markets. During the nine months ended September 30, 2013, we closed home sales in an average of 11 communities as compared to 5.8 communities in the same period in 2012.

Management and Warranty Fees. Management and warranty fees for the nine months ended September 30, 2013 were $2.3 million, an increase of $0.6 million, or 36.0%, from $1.7 million for the nine months ended September 30, 2012. The increase in management and warranty fees is primarily attributable to an increase in the number of active communities and the geographic expansion of the operations of the LGI/GTIS Joint Ventures.

Cost of Sales and Gross Margin (home sales revenue less cost of sales). Cost of sales increased for the nine months ended September 30, 2013 to $69.2 million, an increase of $32.2 million, or 87.2%, from $37.0 million for the nine months ended September 30, 2012. This increase is primarily due to a 72.2% increase in home closings during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Our gross margin for the nine months ended September 30, 2013 was $25.8 million, an increase of $12.1 million, or 87.8%, from $13.7 million for the nine months ended September 30, 2012. Gross margin as a percentage of sales slightly increased to 27.2% for the nine months ended September 30, 2013 from 27.1% for the same period in 2012. The increase in the gross margin as a percentage of sales reflects that higher average homes sales prices more than offset the increase in construction costs and higher developed lot costs.

Selling Expenses. Selling expenses for the nine months ended September 30, 2013 were $9.1 million, an increase of $4.4 million, or 92.8%, from $4.7 million for the nine months ended September 30, 2012. This increase is largely due to the higher number of home closings and the 91.3% growth in the average number of active communities during the nine months ended September 30, 2013 as compared to the same period in 2012. Selling expenses as a percentage of sales were 9.6% and 9.3% for the nine months ended September 30, 2013 and 2012, respectively.

General and Administrative. General and administrative expenses for the nine months ended September 30, 2013 were $9.1 million, an increase of $4.8 million, or 113.3%, from $4.3 million for the nine months ended September 30, 2012. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities during the nine months ended September 30, 2013 as compared to the same period in 2012. In addition, approximately $1.9 million of the $4.8 million increase during the nine months ended September 30, 2013, was attributable to additional professional service fees and expenses incurred in connection with the reorganization transactions and financial reporting for the IPO.

Income from unconsolidated joint ventures. Income from the LGI/GTIS Joint Ventures for the nine months ended September 30, 2013 was $2.9 million, an increase of $1.8 million, or 162.7%, from $1.1 million for the nine months ended September 30, 2012. The increase is primarily attributed to the recording of net earnings in accordance with the terms of the joint venture agreements.

As noted in the tables below, the combined net earnings of the LGI/GTIS Joint Ventures for the nine months ended September 30, 2013 was $9.5 million, an increase of $2.4 million, or 33.1%, from $7.1 million for the nine months ended September 30, 2012. The increase in earnings is primarily related to an increase in closed units to 475 for the nine months ended September 30, 2013 from 372 for the same period in 2012 as the LGI/GTIS Joint Ventures added additional communities in its markets. As of September 30, 2012, none of the LGI/GTIS Joint Ventures had achieved priority returns based on the terms of their respective joint venture agreements. For the nine months ended September 30, 2013, we recognized $1.5 million in priority returns.

	Nine Months Ended September 30,
	2013	2012
Home sales	$68,933,308	$48,476,147
Cost of sales	$49,805,019	$34,815,151
Net earnings of unconsolidated entities	$9,502,060	$7,138,539
Companies' share in net earnings of unconsolidated entities	$2,919,884	$1,111,688

	Nine Months Ended September 30,
	2013		2012
	Home Sales	Closings	Home Sales	Closings
Central	$57,751,601	402	$48,476,147	372
Western	7,116,399	46	—	—
Eastern	4,065,308	27	—	—
Total home sales	$68,933,308	475	$48,476,147	372

(Income) loss attributable to non-controlling interests. Loss attributable to non-controlling interests for the nine months ended September 30, 2013 was $0.6 million, a $0.8 million decrease from $0.2 million income for the nine months ended September 30, 2012. (Income) loss attributable to non-controlling interests in 2012 relates to income from our consolidated joint ventures. During 2012, we closed out of the LGI Homes Sterling Lakes, LLC project. The amount reported in the nine months ended September 30, 2012 is related to the closed project. During the nine months ended September 30, 2013, we recorded a book loss related to the initial operations of LGI Fund III Holdings, LLC, which was formed in March 2013. As of September 30, 2013, LGI Fund III Holdings, LLC was active in 2 communities and had 8 closings for the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we recognized final project income related to the LGI Homes Sterling Lakes, LLC project which was closed out during 2012.

Operating Income and Net Income. Operating income for the nine months ended September 30, 2013 was $12.9 million, an increase of $5.3 million, or 69.8%, from $7.6 million for the nine months ended September 30, 2012. Net income for the nine months ended September 30, 2013 was $12.6 million, an increase of $5.1 million, or 67.4%, from $7.5 million for the nine months ended September 30, 2012. The increases are primarily attributed to a 267-unit increase in homes closed during the nine months ended September 30, 2013 as compared to the same period in 2012 and promoted earnings recognized from the LGI/GTIS Joint Ventures.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we have provided information in this Quarterly Report on Form 10-Q relating to “adjusted gross margin,” and “adjusted EBITDA.”

Adjusted gross margin

Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin less capitalized interest and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes this information is useful because it isolates the impact that capitalized interest and items considered to be unusual and non-recurring have on gross margin. However, because adjusted gross margin information excludes capitalized interest, which has real economic effects and could impact our results, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. There are no purchase accounting adjustments included in cost of sales for the periods presented.

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Home sales	$37,035	$22,850	$95,033	$50,711
Cost of sales	27,083	16,698	69,225	36,971
Gross margin	$9,952	$6,152	$25,808	$13,740
Capitalized interest charged to cost of sales	114	224	700	697
Adjusted gross margin	$10,066	$6,376	$26,508	$14,437
Gross margin %(a)	26.9%	26.9%	27.2%	27.1%
Adjusted gross margin %(a)	27.2%	27.9%	27.9%	28.5%

(a)	Calculated as a percentage of home sales revenue.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales and (v) other income, net and excluding adjustments resulting from the application of purchase accounting. Our management believes that the presentation of adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Other companies may define adjusted EBITDA differently and, as a result, our measure of adjusted EBITDA may not be directly comparable to adjusted EBITDA of other companies. Although we use adjusted EBITDA as a financial measure to assess the performance of our business, the use of adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Our adjusted EBITDA is limited as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	it does not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments, including for the purchase of land;

•	it does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements or improvements;

•	it is not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•	it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate it differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, our adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. We compensate for these limitations by using our adjusted EBITDA along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. These GAAP measurements include operating income, net income and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments and other non-recurring charges, which are not reflected in our adjusted EBITDA.

Adjusted EBITDA is not intended as an alternative to net income as an indicator of our operating performance, as an alternative to any other measure of performance in conformity with GAAP or as an alternative to cash flows as a measure of liquidity. You should therefore not place undue reliance on our adjusted EBITDA calculated using this measure. Our GAAP-based measures can be found in our unaudited combined financial statements of our predecessor and related notes.

The following table reconciles adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$5,150	$3,750	$12,613	$7,536
Interest expense	41	11	47	36
Income taxes	137	32	273	97
Depreciation and amortization	68	49	199	126
Capitalized interest charged to cost of sales	114	224	700	697
Other income, net	(34)	(61)	(56)	(85)
Adjusted EBITDA	$5,476	$4,005	$13,776	$8,407
Adjusted EBITDA margin %(a)	14.8%	17.5%	14.5%	16.6%

(a)	Calculated as a percentage of home sales revenue.

Land Acquisition and Development

The tables below show owned or controlled lots by market as of September 30, 2013 and December 31, 2012.

Predecessor

	September 30, 2013			December 31, 2012
Market	Owned	Controlled	Total	Owned	Controlled	Total
Houston	711	2,611	3,322	475	693	1,168
Dallas/Ft. Worth	922	965	1,887	149	284	433
San Antonio	33	1,022	1,055	22	758	780
Austin	28	709	737	41	156	197
Central	1,694	5,307	7,001	687	1,891	2,578
Phoenix	339	377	716	96	—	96
Western	339	377	716	96	—	96
Central Florida	189	278	467	8	351	359
Atlanta	508	650	1,158	—	—	—
Eastern	697	928	1,625	8	351	359
Total	2,730	6,612	9,342	791	2,242	3,033

LGI/GTIS Joint Ventures

	September 30, 2013			December 31, 2012
Market	Owned	Controlled	Total	Owned	Controlled	Total
Houston	90	—	90	226	—	226
Dallas/Ft. Worth	248	24	272	300	50	350
San Antonio	873	—	873	996	—	996
Austin	31	90	121	54	112	166
Central	1,242	114	1,356	1,576	162	1,738
Phoenix	150	—	150	196	—	196
Western	150	—	150	196	—	196
Central Florida	104	—	104	131	—	131
Atlanta	—	—	—	—	—	—
Eastern	104	—	104	131	—	131
Total	1,496	114	1,610	1,903	162	2,065

Homes in Inventory

We believe that our available inventory model gives us a competitive advantage over our peers. When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed we start more homes to keep our inventory in balance.

As of the dates set forth below, our completed homes, homes in progress and active communities in each of our regions were as follows:

	September 30, 2013			December 31, 2012
	Completed	Homes in Progress	Active Communities	Completed	Homes in Progress	Active Communities
Central	70	161	11	105	98	8
Western	42	47	2	11	26	2
Eastern	16	38	1	—	—	—
Total	128	246	14	116	124	10

In addition, the LGI/GTIS Joint Ventures had the following completed homes, homes in progress and active communities in each of our regions:

	September 30, 2013			December 31, 2012
	Completed	Homes in Progress	Active Communities	Completed	Homes in Progress	Active Communities
Central	54	93	6	69	37	5
Western	19	25	1	—	16	—
Eastern	8	24	1	—	—	—
Total	81	142	8	69	53	5

By December 31, 2013, we expect to have 17 active communities in our Central region, three in our Western region and four in our Eastern region for a total of 24 active communities. We have added two new active communities in our Central region (Houston and Fort Worth), one new active community in our Western region (Phoenix) and one in our Eastern region (Orlando) during the third quarter of 2013, and we expect to add two in our Eastern region (Atlanta) in the fourth quarter of 2013.

Backlog

We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing the purchase contract. The amount of the required deposit is minimal ($1,000 or less). The deposits are refundable if the homebuyer is unable to obtain mortgage financing. We permit our homebuyers to cancel the purchase contract and obtain a refund of their deposit in the event mortgage financing cannot be obtained within a certain period of time, as specified in their purchase contract. Typically our homebuyers provide documentation regarding their ability to obtain mortgage financing within 14 days after the purchase contract is signed. This allows us the opportunity to evaluate whether the homebuyer has the financial resources necessary to purchase the home. If we determine that the homebuyer is not qualified to obtain mortgage financing or is not otherwise financially able to purchase the home, we will terminate the purchase contract. If a purchase contract has not been cancelled or terminated within 14 days after the purchase contract has been signed, then the homebuyer has met the preliminary criteria to obtain mortgage financing. Only purchase contracts that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing are included in new (gross) orders.

Our “backlog” consists of homes that are under a purchase contract that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed. Since our business model is based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations and the number of our active communities. Homes in backlog are generally closed within one to two months, although we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract. As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net orders(1)	245	183	668	$412
Cancellation rate(2)	23.7%	20.8%	25.7%	27.2%
Ending backlog – homes(3)	98	82	98	82
Ending backlog – value(3)	$15,168	$11,714	$15,168	$11,714

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)	Ending backlog consists of homes at the end of the period that are under a purchase contract that have met our preliminary financing criteria but have not yet closed.

Seasonality

In all of our regions, we have historically experienced similar variability in our results of operations and in capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in our second, third and fourth quarters. Thus, our revenue may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. Our revenue and capital requirements are generally similar across our second, third and fourth quarters.

As a result of seasonal activity, our quarterly results of operation and financial position at the end of a particular quarter, especially the first quarter, are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue in the long term.

Liquidity and Capital Resources

Overview

As of September 30, 2013, we had $9.4 million of cash and cash equivalents. In November 2013, we completed our IPO and issued 10,350,000 shares of common stock at a price to the public of $11.00 per share generating net proceeds of approximately $102.7 million before the subsequent cash payment of approximately $36.9 million as part of the GTIS Transaction.

Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plats, vertical development, construction of sales offices, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of revenues. In the later stages of an active community, cash inflows may significantly exceed revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

Our principal uses of capital are operating expenses, lot development, home construction, land and property purchases, interest costs on our indebtedness and the payment of various liabilities.

We rely on our ability to finance our operations by generating operating cash flows, borrowing under our secured revolving credit facilities and/or will consider accessing the term loan or debt and equity capital markets as part of our ongoing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.

We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, the net proceeds from our November 2013 IPO (after payment of the cash consideration in the GTIS Transaction), and cash expected to be available from our secured revolving credit facilities, including any future modifications.

Secured Revolving Credit Facilities

As of September 30, 2013, we were party to two secured revolving credit facilities, the LGI Homes Group, LLC and the LGI Homes-Sunrise Meadow, Ltd. revolving credit facilities with Texas Capital Bank, N.A, aggregating borrowings of up to $37.0 million to purchase and develop land parcels and construct new homes.

Borrowings under the facilities are limited to the individual facility’s borrowing base, which is determined based on the loan value of the pool of collateral in which the lenders have a security interest. Vacant lots and homes generally may remain in the borrowing base for up to one year. As of September 30, 2013, the borrowing base amounts under these facilities totaled $29.5 million, of which $27.4 million was outstanding and $2.1 million was available (based on collateral available to borrow).

We repay the amounts borrowed under our credit facility for acquisition and development as lots are released based upon a specific release price, as defined in the credit facility agreement. We repay the amounts borrowed under our credit facility for construction proceeds from home sales based upon a specific release price, as defined in each respective credit facility agreement. Interest on amounts borrowed is paid monthly at a rate based on LIBOR, with an interest rate floor at September 30, 2013 of 4.0%. As of September 30, 2013, the interest rate under our credit facilities was 4.0%.

Our credit facilities generally require the applicable borrower and guarantor or guarantors to maintain certain net worth, liquidity, and leverage ratios and in some cases, include restrictive covenants related to transfer of control of the borrower. We obtained a waiver from Texas Capital Bank, N.A to complete the reorganization transactions and the IPO. We may borrow additional amounts under the credit facilities with Texas Capital Bank, N.A. for new home starts through the facility expiration date which are subject to the lender’s final approval of each project and limitations on the borrowings attributable to certain markets, speculative home building, vacant lots, and acquisition and development funding. The LGI Homes-Sunrise Meadow, Ltd credit agreement contains a restrictive covenant requiring the managing member of LGI Homes-Sunrise Meadow, Ltd to maintain a minimum net worth of $4.0 million. As of September 30, 2013, the managing member of LGI Homes-Sunrise Meadow, Ltd was in compliance with this covenant. The LGI Homes Group, LLC credit agreement contains a restrictive covenant requiring the managing member of LGI Homes Group, LLC to maintain a minimum net worth of $2.0 million. As of September 30, 2013, the managing member of LGI Homes Group, LLC was in compliance with this covenant. In the event that LGI Homes-Sunrise Meadow, Ltd and LGI Homes Group, LLC are not in compliance with the covenants in their respective credit agreements, the result would be an event of default under the terms of the respective credit agreement. As of September 30, 2013, we were in compliance with all financial and non-financial covenants contained in the respective agreements.

Our credit facilities contain several covenants, the most restrictive of which limit our net worth and liquidity, ratios of total liabilities to net worth, interest coverage ratios, and performance as a borrower. The net worth and liquidity for LGI Group, LLC and its subsidiaries at all times must be equal to or greater than $18.5 million and $2.5 million, respectively. With respect to the ratio of consolidated total liabilities to net worth, our combined leverage ratio must, at all times be equal to or less than 1.50 to 1.00. These credit agreements contain customary restrictive covenants for arrangements of this size and nature.

As of October 23, 2013, Texas Capital Bank, N.A. approved adding LGI Fund III Holdings, LLC and its subsidiaries as additional co-borrowers under our secured revolving credit facility. In addition, we have agreed on terms to amend the facility to increase the available outstanding balances to $50.0 million given certain criteria. The increase will include a provision to replace the existing guarantors with LGI Homes, Inc.

Letters of Credit, Surety Bonds and Financial Guarantees

We are often required to provide letters of credit and surety bonds to secure our performance under construction contracts, development agreements and other arrangements. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit.

Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, and our share of responsibility for financial guarantee arrangements with our joint ventures, totaled $0.3 million as of September 30, 2013. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds, letters of credit or financial guarantees as of September 30, 2013 will be drawn upon.

Cash Flows

Presented below is our cash flow information for the nine months ended September 30, 2013 and 2012:

Net cash used in operating activities during the nine months ended September 30, 2013 was $24.3 million as compared to $2.6 million during the nine months ended September 30, 2012. The $21.7 million increase in net cash used in operating activities was primarily attributable to a $19.4 million net increase in land and finished lots inventory and an $8.0 million net increase in direct construction spending for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. We made land and finished lot purchases in all of our regions, including Texas, Arizona, Florida and Georgia, with the majority of purchases in Texas. The net cash used in operating activities reflects cash provided by operating activities from a $5.1 million increase in net income, a $1.9 million increase in distributions from the LGI/GTIS Joint Ventures, and a $4.1 million increase due to the changes in accounts payable and accrued expenses and other liabilities during the periods.

Net cash used in investing activities was $1.3 million during the nine months ended September 30, 2013 compared to $0.6 million used in investing activities during the same period in 2012. The increase in cash used in investing activities is primarily the result of investments of capital into the LGI/GTIS Joint Ventures and increased purchases of property and equipment.

Net cash provided by financing activities totaled $27.9 million during the nine months ended September 30, 2013 compared to $6.6 million during the same period in 2012. The increase in net cash provided by financing activities is primarily due to $15.8 million of contributions received from non-controlling interests and an $8.4 million increase in outstanding notes payable.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial obligations to the land seller. As of September 30, 2013, we had $3.5 million of cash deposits pertaining to land option contracts and purchase contracts for 6,726 lots with an aggregate remaining purchase price of $93.6 million.

Our utilization of land option contracts is dependent on, among other things, the availability of land sellers, willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain markets.

Contractual Obligations Table

The following is a summary of our contractual obligations as of September 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. The LGI/GTIS Joint Ventures do not have any significant contractual obligations as of September 30, 2013.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings:
Long-term debt (a)	$27,444	$27,444	$—	$—	$—
Interest and fees (b)	1,895	1,529	366	—	—
Operating leases	1,888	348	757	783	—
Total	$31,227	$29,321	$1,123	$783	$—

(a)

Represents borrowings under our credit facilities which are limited to the individual facility's borrowing base, as determined based on the loan value of the pool of collateral in which the lenders have a security interest. Vacant lots and homes generally may remain in the borrowing base for up to one year.  Consequently, maturities are presented based on the pool of collateral only being qualifying assets under the borrowing base for a maximum one-year time frame. We may borrow additional amounts under our credit facility for new home starts, up and until the facility expiration date subject to our lender’s final approval for each project. See Note 8 in the Notes to the Combined Financial Statements of LGI Homes Group (Predecessor) financial statements included under Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our long-term debt.

(b)

Interest on our credit facilities accrues at defined variable rates based on LIBOR with a floor rate of 4.0% as of September 30, 2013. Represents estimated interest using the floor rate of 4.0% on the borrowings outstanding as of September 30, 2013, plus estimated bank fees during the term of the credit facility.

Critical Accounting Policies

Discussed below are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant judgment in their application.

Revenue Recognition

Home Sales. In accordance with ASC 360—20, Real Estate Sales, revenues from home sales are recorded at the time each home sale is closed, title and possession are transferred to the buyer, and we have no significant continuing involvement with the home. Home sales proceeds are generally received from the title company within a few days from closing. Home sales are reported net of sales discounts and incentives granted to homebuyers, which are primarily seller-paid closing costs. The profit we record on each home sale is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail in “—Real Estate Inventory and Cost of Home Sales” below.

Real Estate Inventory and Cost of Home Sales

Inventory consists of land, land under development, finished lots, sales offices, homes in progress and completed homes. Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.

Pre-acquisition costs, land, development and other project costs, including interest and property taxes incurred during development and home construction, are capitalized to real estate inventory. Pre-acquisition costs, land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate, on a pro rata basis which we believe approximates the costs that would be determined using an allocation method based on relative sales values since the individual lots or homes within a community are similar in value.

Changes to estimated total development costs subsequent to initial home closings in a community are allocated to the remaining unsold homes in the community on a prospective basis. Home construction costs and related carrying charges (principally capitalized interest and property taxes) are allocated to the cost of individual homes using the specific identification method and are capitalized as they are incurred. Capitalized interest, property taxes, and other carrying costs are generally capitalized to real estate inventory from the point development begins to the point construction is completed. Costs associated with homes sold are charged to cost of sales simultaneously with revenue recognition.

Impairment of Real Estate Inventories. In accordance with the ASC 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales prices and/or margins are trending downward and are anticipated to continue to trend downward. Due largely to the relatively short development and construction periods for our communities and our growth, we have not experienced circumstances during 2012 through September 30, 2013, that are indicators of impairment. Our future sales and margins may be impacted by our inability to realize continued growth, local economic factors, pressure on home sales prices, and insufficient access to labor and materials at reasonable costs. For individual communities with indicators of impairment, we perform additional analysis to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the asset, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model; changes to the expected cash flows may lead to changes in the outcome of our impairment analysis.

The life cycle of a community generally ranges from three to five years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the construction, sale, and delivery of homes. A constructed home is used as the community sales offices during the life of the community and then sold. Actual individual community lives will vary based on the size of the community, the sales absorption rate, and whether we purchased the property as raw land or finished lots.

Impairment of land and land under development. For raw land, land under development and completed lots that our management anticipates will be utilized for future homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluation of operating communities discussed above. As of September 30, 2013, we had not identified any raw land, land under development or completed lots that management intends to market for sale to a third party.

Pre-acquisition costs and controlled lots not owned. We enter into land deposit and option agreements in the ordinary course of business in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we typically provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. We do not have title to the property and our obligations with respect to the option contracts are generally limited to the forfeiture of the related nonrefundable cash deposits.

To the extent that any deposits are nonrefundable and the associated land acquisition process is terminated or no longer determined probable, the related deposits are charged to other income, net. We review the likelihood of the acquisition of contracted lots in conjunction with our periodic real estate impairment analysis.

Investments in Unconsolidated Entities and Variable Interest Entities (VIEs)

We invest in and are the managing member in various limited liability companies that are engaged in homebuilding and land development activities. In our judgment, we have determined that these six joint ventures where we are invested represent variable interest entities or VIEs. In making our determination, we consider whether the joint venture’s equity investment at risk is sufficient to permit the joint venture to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. By design, our six joint ventures utilize ongoing capital investments from the members and cash flow from operations to fund the operations of the joint venture. As future projects or phases of a project are initiated, additional capital contributions will be required to maintain ongoing operations of current and future projects. Based on these considerations, the joint ventures are VIEs because they do not have sufficient equity at risk to fund the activities of the joint ventures without additional capital investments from the members or financial support from other parties.

Once we make the determination that these joint ventures are VIEs, we determine if we are the primary beneficiary of the VIE. We must use our judgment to determine (i) if we have substantive control or exercise significant influence over these VIEs and (ii) whether we have the obligation to absorb losses or the rights to receive benefits from the VIE that could potentially be significant to the VIE. Our rights as well as the rights held by our joint venture partners have been evaluated to determine the primary beneficiary of the VIE. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; and the ability to acquire additional land into the VIE. If we are not able to control the significant decisions, we will not be considered the primary beneficiary of the VIE. If we are determined to be the primary beneficiary of the VIE, the entity is consolidated in our financial statements.

With respect to the four LGI/GTIS Joint Ventures, our joint venture partners have been deemed to have joint control and we are not the primary beneficiary since all major decisions require both parties’ consent. Accordingly, our interests in these joint ventures are accounted for using the equity method.

Two of the six joint ventures (LGI Homes—Sterling Lakes, LLC and LGI Fund III Holdings, LLC) are consolidated by our predecessor, as we have both the power to direct the activities of these VIEs and the obligation to absorb the losses of these VIEs. We are also entitled to receive disproportionate distributions from these VIEs when certain targeted returns are met, and as a result, we have the right to receive benefits from these VIEs that could potentially be significant to the VIEs. Pursuant to the respective joint venture agreements, the joint venture members (i.e., our predecessor, as the managing member, and the non-managing member) share in the power to make all of the decisions that most significantly impact the economic performance of these VIEs. Since the family principals serve as the general partners for the limited partnerships that own the non-managing member interests in these VIEs, we have determined that the non-managing members and our predecessor are under common control.

We evaluate our investments in unconsolidated entities for indicators of impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value. No impairment charges have been recorded related to our investments in unconsolidated entities.

Warranty Reserves

We typically provide homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. We provide similar warranty services for homes sold by the LGI/GTIS Joint Ventures.

Estimated future direct warranty costs are accrued and charged to cost of sales in connection with our home sales and our obligation to fund warranty costs of the LGI/GTIS Joint Ventures under the respective management services agreements. We collect a warranty fee of $250 from the LGI/GTIS Joint Ventures upon the closing of the sale of each home by the relevant LGI/GTIS Joint Venture. Our warranty liability is based upon historical warranty cost experience on a per house basis established based on (i) trends in historical warranty payment levels, (ii) the historical range of amounts paid per house, (iii) any warranty expenditures not considered to be normal and recurring and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built, the geographic areas in which they are built, and potential impacts of our expansion. Our analysis also considers improvements in quality control and construction techniques expected to impact future warranty expenditures and the expertise of our personnel. Our warranty reserves are reviewed quarterly to assess the reasonableness and adequacy and make adjustments to the balance of the pre-existing reserves, as needed, to reflect changes in trends and historical data as information becomes available.

Forward-Looking Statements

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words.

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	adverse economic changes either nationally or in the markets in which we operate, including increases in unemployment, volatility of mortgage interest rates and inflation;

•	a slowdown in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	an inability to develop our projects successfully or within expected timeframes;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third party contractors and our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business; and

•	other factors we discuss in Part II, Item 1A “Risk Factors.”

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.  We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we are an emerging growth company, unlike other public companies, we will not be required to:

•

provide an attestation and report from our auditors on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with certain new requirements adopted by the PCAOB;

•	comply with certain new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise;

•	provide disclosures regarding executive compensation required of larger public companies; and

•	obtain stockholder approval of any golden parachute payments not previously approved.

We intend to take advantage of all of these exemptions.

We will cease to be an emerging growth company when any of the following conditions apply:

•	we have $1.0 billion or more in annual revenues;

•	at least $700 million in market value of our common stock are held by non-affiliates;

•	we issue more than $1.0 billion of non-convertible debt over a three-year period; or

•	the last day of the fiscal year following the fifth anniversary of our initial public offering has passed.

In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we elected to “opt out” of such extended transition period, and as a result, we will comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margin and net income. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.

Quantitative and Qualitative Disclosures About Interest Rate Risk

We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2012, or as of or during the nine months ended September 30, 2013. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of September 30, 2013, we had $27.4 million of variable rate indebtedness outstanding under our secured credit facilities. All of the outstanding borrowings under our secured credit facilities are at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of September 30, 2013 was 4.0%, the floor rate of the secured credit facility agreements. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $274,000.

Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the ordinary course of doing business, we are subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate. Management believes that these claims include usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on our financial position, results of operations or cash flows.

We have provided unsecured environmental indemnities to certain lenders and joint venture members. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we may have recourse against other previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters.

ITEM 1A.     RISK FACTORS

We are incorporating by reference in this Quarterly Report on Form 10-Q the Risk Factors set forth in Exhibit 99.1 hereto, which risks may materially affect our business, financial condition or results of operations. You should carefully consider the risk factors set forth in Exhibit 99.1 hereto, and incorporated by reference herein and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 6, 2013, we priced an initial public offering of 9,000,000 shares of our common stock, par value $0.01 per share (the “Offering”), at a price to the public of $11.00 per share. The Offering was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-190853), as amended, that was declared effective on November 6, 2013 (the “Registration Statement”). On November 8, 2013, the underwriters exercised in full their option to purchase an additional 1,350,000 shares of common stock. Deutsche Bank Securities Inc., JMP Securities LLC and J.P. Morgan Securities LLC acted as joint book-running managers of the Offering and as representatives of the underwriters.  Shares of our common stock are listed on the NASDAQ Global Select Market under the symbol “LGIH.” The Offering closed on November 13, 2013.

Our net proceeds from the Offering were $102.7 million, determined as follows (dollars in thousands):

Use of Proceeds
Proceeds from sale of common stock	$113,850
Underwriting discounts and commissions	(7,970)
Offering costs	(3,150)
Net proceeds	$102,730
Cash consideration paid to GTIS to acquire all of the joint venture interests of GTIS in the LGI/GTIS Joint Ventures	(36,848)
Net proceeds after GTIS cash consideration payment	$65,882

We expect to use the remainder of the net proceeds for working capital and for general corporate purposes, including the acquisition of land, development of lots and construction of homes.

ITEM 6.      EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of LGI Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).
3.2	Bylaws of LGI Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).
31.1*	Certification of Eric Lipar, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Charles Merdian, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1*	Certification of Eric Lipar, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2*	Certification of Charles Merdian, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
99.1*	Risk Factors.
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	To be filed by amendment during the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LGI Homes, Inc.
Registrant
DATE:	December 18, 2013	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board (principal executive officer)

	December 18, 2013	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)