Form 10-Q/A
period 2013-09-30
LGI Homes, Inc.
filed 2014-01-13
CIK 1580670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Yes  ☒    No  ☐

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of LGI Homes, Inc. for the quarterly period ended September 30, 2013, originally filed with the Securities and Exchange Commission on December 19, 2013 (the “Form 10-Q”), is being filed solely to furnish the exhibits listed in the Exhibit Index hereto, which provide certain items from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”). The Amendment is being filed within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q except for the furnishing of the exhibits described above. The Amendment does not reflect subsequent events occurring after the filing date of the Form 10-Q or modify or update any disclosures set forth in the Form 10-Q.

ITEM 6.      EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of LGI Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).
3.2	Bylaws of LGI Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).
31.1*	Certification of Eric Lipar, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2*	Certification of Charles Merdian, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1*	Certification of Eric Lipar, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2*	Certification of Charles Merdian, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
99.1*	Risk Factors.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of LGI Homes, Inc. for the quarterly period ended September 30, 2013, filed on December 19, 2013.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 furnished hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LGI Homes, Inc.
Registrant

DATE:	January 13, 2014	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board (principal executive officer)

	January 13, 2014	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)