Form 10-K
period 2013-12-31
LGI Homes, Inc.
filed 2014-03-31
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
Commission file number 001-36126

LGI HOMES, INC. (Exact name of registrant as specified in its charter)

Delaware	46-3088013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Lake Robbins Drive, Suite 430, The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip code)
(281) 362-8998
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($0.01 par value)	Name of each exchange on which registered NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of March 27, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $357,303,323 based on the closing price as reported on the NASDAQ Stock Market. As of March 27, 2014, there were 20,773,449 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III.

PART I

Explanatory Note

Unless otherwise indicated or the context requires, “LGI,” the “Company,” “we,” “our” and “us” refer collectively to LGI Homes, Inc. and its subsidiaries. On November 13, 2013, we completed an initial public offering (the “IPO”) of 10,350,000 shares of our common stock. As a result of the reorganization transactions in connection with the IPO, for accounting purposes, our historical results included herein present the combined assets, liabilities and results of operations of LGI Homes, Inc. since the date of its formation and LGI Homes Group, LLC, LGI Homes Corporate, LLC, LGI Homes II, LLC, LGI Homes-Sunrise Meadow, LLC, LGI Homes-Canyon Crossing, LLC, LGI Homes-Deer Creek, LLC and their direct and indirect subsidiaries (collectively, our “Predecessor”) prior to the IPO. Subsequently, the assets, liabilities and results of operations present the consolidated results of the Company.

Prior to the completion of the IPO, our Predecessor owned a 15% equity interest in and managed the day-to-day operations of four joint venture entities (the “LGI/GTIS Joint Ventures”). Concurrent with the IPO, LGI Homes, Inc. acquired all of the equity interests in the LGI/GTIS Joint Ventures that it did not own immediately prior to the IPO (the "GTIS Acquisitions"). Our financial statements present our Predecessor’s historical interest in the LGI/GTIS Joint Ventures using the equity method and our Predecessor’s share of the LGI/GTIS Joint Ventures’ net earnings are included in income from unconsolidated joint ventures. Effective November 13, 2013, we own all of the equity interests in the LGI/GTIS Joint Ventures and we account for them on a consolidated basis after such date.

ITEM 1.    BUSINESS

General

We are one of the nation’s fastest growing public residential homebuilders in terms of percentage increase of home closings. We are engaged in the design and construction of homes in Texas, Arizona, Florida, Georgia and New Mexico. On November 13, 2013, we completed an IPO of 10,350,000 shares of our common stock, which provided us with net proceeds of $102.6 million. Our management team has been in the residential land development business since the mid-1990s. In 2003, we commenced homebuilding operations targeting the entry-level market. Since commencing operations in 2003, we have constructed and closed over 6,200 homes and for the year ended December 31, 2013, on a pro forma basis, we had 1,617 home closings, compared to 1,062 home closings in 2012.

The following is a summary of our history:

2003 - LGI Homes began operations building homes in the Houston, Texas market
2006 - We entered the San Antonio, Texas market
2009 - We entered the Dallas/Ft. Worth, Texas market
2010 - We formed our first LGI/GTIS Joint Venture
2011 - We entered the Phoenix, Arizona market and formed our Southwest Division
2011 - We expanded our Texas Division by entering into the Austin, Texas market
2012 - An LGI/GTIS Joint Venture entered the Tampa, Florida market and we formed our Florida Division
January 2013 - We expanded our Florida Division by entering into the Orlando, Florida market
April 2013 - We entered the Atlanta, Georgia market and formed our Southeast Division
July 2013 - LGI Homes, Inc. was formed
August 2013 - We expanded our Southwest Division by entering the Tucson, Arizona market
November 2013 - We completed our IPO and certain reorganization transactions in connection with our IPO and we acquired our joint venture partners’ interests in the LGI/GTIS Joint Ventures
December 2013 - We expanded our Southwest Division by entering the Albuquerque, New Mexico market

LGI Homes, Inc. is a Delaware corporation incorporated on July 9, 2013. Our principal executive offices are located at 1450 Lake Robbins Drive, Suite 430, The Woodlands, Texas 77380, and our telephone number is (281) 362-8998. Information on or linked to our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

Business Opportunities

We believe there continues to be a significant opportunity to grow our share of sales in our existing markets. Given our familiarity with each of our existing markets and the favorable demographic and economic trends that are forecasted in our markets, we expect to continue to see growth in these markets.

We also believe that we will grow our business by increasing the number of price points in our existing markets. We are seeing opportunities to develop properties with multiple price points and product lines in the same communities.

We intend to expand into new markets where we identify opportunities to build homes and develop communities that meet our profit and return objectives. We have started due diligence on the Charlotte, North Carolina and Denver, Colorado markets and will consider entry into these markets as we find the right leadership and development situations. In addition, we will continue to analyze other potential markets as we continue our efforts to expand into new geographical markets.

We will continue to pursue a flexible land acquisition strategy of purchasing or optioning finished lots, if they can be acquired at attractive prices, or purchasing raw land for residential development. We generally target land acquisitions that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. These areas that are further away from town usually result in better value for the homeowner either in a less expensive price point or in larger lot sizes. Our analysis of the development opportunities that meet our profit and return objectives consider many different types of possible investment. These opportunities may involve the sale of home sites as a part of the product mix. We expect that our home closings in communities with higher price points or that include the sales of home sites will be less than 10% of our annual home closings.

We intend to target markets that are characterized by favorable housing supply and demand dynamics. Our typical market has at least 900,000 residents and at least 40,000 renters within a 25-mile radius of our targeted land acquisitions. We carefully analyze the demand of a market prior to entry through an extensive test marketing program. Once we have confirmed the existence of strong homeownership demand, we employ a series of financial and budgetary controls before committing resources for land acquisitions. These measures include requirements with respect to anticipated gross margins, cash flows and internal rates of return as well as an evaluation of overall return on investment. In addition, we evaluate new market expansion opportunities based on our ability to identify and hire local construction and homebuilding experts with detailed knowledge of the local market conditions. These experts provide knowledge of the local market, such as governmental processing, land development and land available for acquisitions, as well as relationships with local landowners, brokers and subcontractors.

Unique Operating Model

We developed our unique operating model based on our belief that there is a more effective and efficient method of constructing and selling homes. We are focused on maintaining an appropriate supply of move-in ready homes to fuel our dynamic sales force, maximizing our return on capital through efficient build-times, our even-flow or continuous construction methodology, and steady inventory turnover. We believe that the key competitive advantages of our operational business model include our sales and marketing expertise; recruiting, selection, training and development of our people; our disciplined land acquisition process; and our quality assurance and quality control procedures.

Our unique operating model has been refined over the last 20 years through the experience of our management team. We believe our operating model will be effective with respect to homes across all price points, including in our new markets and in communities in which we are the developer, and with respect to sales of home sites. We believe that the business model can be adapted as needed, for the requirements of the individual communities.

Sales and Marketing

We utilize a well-defined sales and marketing approach to identify leads for our communities and to educate potential buyers on the process and benefits of homeownership. For many of our communities, our marketing efforts are focused on converting renters of apartments and single-family homes into homeowners. With respect to our communities with higher price points or that include the sales of home sites, our sales and marketing approach with be tailored to the potential purchasers of such homes and home sites and may include more involvement by real estate agents and brokers.

We use extensive print and digital advertising to attract potential homebuyers. We reach beyond traditional real estate advertising by employing sophisticated marketing techniques such as direct mail, display and classified ads, social media and interactive online media as well as directional signage and billboards to attract and drive potential homebuyers to our sales centers across our markets. By testing the market before land acquisition and entering a new market, our marketing team is able to assess the level of interest in the location and amenities, determine the cost of rent in the area, and assess the size of the market opportunity. The amount of information that we are able to ascertain about potential buyers, including renters, allows us to better identify the opportunity to sell move-in ready homes.

Our print advertising is extensive and effective in placing potential homebuyers in front of our highly trained sales professionals. In response to market conditions, our advertising generally includes the core message of value and dream fulfillment. We have found direct mail to be very effective in reaching our target market. To connect personally with potential buyers, we send an average of 12,000 direct mailings a week per community to selected areas within a 25-mile radius of our active communities (currently approximately 300,000 direct mail pieces per week). These mailings are designed to reach those in the market for a new home as well as those who might not presently be looking. Our advertisements focus on monthly payment, affordability, value, and the opportunity for renters to become homeowners. We invite people to fulfill their dream of homeownership and to join a growing group of satisfied LGI homeowners.

Across all price points, our marketing strategy calls for a balanced approach of corporate support and local expertise to attract potential homebuyers in a focused, efficient and cost-effective manner. Our proprietary customer relationship management system, developed fully in-house, provides management with the tools to continually monitor and measure the performance levels of every sales professional in each particular phase of the sales process. Generating reports weekly and on demand, the ease of operation encourages use. We assess the cost effectiveness of a particular advertising campaign and the strengths and weaknesses of every member of our sales team.

Our marketing efforts are generally designed to encourage the prospective homebuyer to call our sales offices to schedule an appointment and our primary objective is to establish direct communication between the prospective homebuyer and the salesperson. Our professional salespeople are well-trained to determine specific needs and wants and to provide the potential homebuyer with all information required to make a buying decision.

Each of our sales offices is open approximately 12 hours per day, 361 days per year and is staffed by three to five sales professionals and is supported by an independent on-site loan officer. Our commission-based sales professionals provide potential homebuyers with a comprehensive and thorough understanding of the steps required to achieve homeownership. Throughout the sales process, our sales professionals learn about the current housing situation of the potential homebuyers and seek to understand their individual needs while also educating them on the value we provide through superior quality and affordable prices.

We provide information regarding floor plans and pricing, review credit and income qualifications, and conduct tours of various homes based on the potential homebuyer’s budget. In addition, we provide each potential homebuyer with a comprehensive introduction of the community and the surrounding area by detailing information regarding utilities, schools, homeowners association dues and restrictions, local entertainment and nearby dining and shopping options. We provide our potential homebuyers with a clear understanding of who we are by sharing our history, vision and values. As a result of our transparent approach, potential homebuyers receive all this information before making a buying decision, which we believe eliminates confusion during the home buying process and sets clear expectations. In addition, the potential home buyers benefit from the availability of move-in ready homes by seeing the completed or near-completed home that they will own.

Recruitment, Training and Development

We focus on identifying and attracting the best talent and providing them with world-class training and development. We directly invest in our sales professionals by conducting an intensive 100-day introductory training program consisting of 30 days of initial in-depth, in-house education about our time-proven selling strategies, including a two-week intensive training program at our headquarters, and an additional 70 days of secondary training at the local division. Our continued commitment to our sales personnel is reflected in the ongoing weekly training sessions held in each of our sales offices coupled with the quarterly regional training events and an annual company-wide conference. We also work closely with our subcontractors and construction managers, training them using a comprehensive construction manual that outlines the most efficient way to build an LGI home. Many of our subcontractors have worked on our homes since we commenced homebuilding operations in 2003.

Homebuilding Operations

Our homebuilding operations are organized and managed by divisions:

Texas	Southwest	Southeast	Florida
Houston, TX	Phoenix, AZ	Atlanta, GA	Tampa, FL
Dallas/Ft. Worth, TX	Tucson, AZ		Orlando, FL
San Antonio, TX	Albuquerque, NM
Austin, TX

Our four divisions are aggregated into one reporting segment. See Note 15 "Segment Information" to our consolidated financial statements included in Part II. Item 15 of this Annual Report on Form 10-K.

Our even-flow, or continuous, construction methodology enables us to build and maintain an inventory of move-in ready homes that are available for immediate sale. We offer a set number of floor plans in each community with standardized features that commonly include upgrades such as granite countertops, appliances and ceramic tile flooring. Our homes are designed to meet the preferences of our target potential homebuyers and allow for cost efficient and effective construction processes. We have developed core product lines, which can be modified for local conditions and market preferences, and implemented across multiple communities to maximize efficiency. We maintained an average home completion time of approximately 45 to 60 days during 2013 and 2012; and our homes range from 1,200 to 3,000 square feet with prices ranging from the $120,000's to the $250,000's.

We believe in 2014, we will sell homes in a broader range of prices, including homes up to 4,000 square feet with prices ranging from $300,000 to $450,000. We will continue to utilize our even flow construction methodology in communities with homes at these price points and we will maintain our focus on marketing complete or move-in ready homes with standardized features.

We employ experienced construction management professionals to perform the tasks of general contractors throughout home construction in each of our communities. Our employees provide the purchasing, construction management and quality assurance for the homes we build, while third-party subcontractors provide the material and labor components of our homes. In each of our markets, we employ construction managers with local market knowledge and expertise. Additionally, our construction managers monitor our compliance with zoning and production schedules and quality standards for their projects.

We endeavor to obtain favorable pricing from subcontractors through long-term relationships and consistent workflow. As we have expanded into new markets in Arizona, Florida, Georgia and New Mexico, the employees that we have hired in those markets have brought long-term relationships with several subcontracting firms. We have expanded upon existing relationships with subcontracting firms also located in Texas. A number of our trade partners have subcontracted on our projects since we commenced homebuilding operations in 2003. We use select centralized purchasing to leverage our purchasing power to achieve volume discounts, a practice that often reduces costs and ensures timely deliveries. We typically do not store significant inventories of construction materials, except for work in progress materials for homes under construction. Consistency of trades is an integral part of our homebuilding operations that also leads us to reduced warranty costs. We believe in building long lasting relationships with our trade partners in order to provide consistent, quality and timely deliveries across our markets. We also work closely with our construction managers and subcontractors and train them using a comprehensive construction manual that outlines the most efficient way to build an LGI home. We believe our emphasis on developing and educating our employees and subcontractors is a key differentiator relative to our peers.

Throughout our homebuilding operations, we utilize a paperless purchase order system to conduct business with our subcontractors. Our master build schedule allows our trade partners to receive their specific task from our electronic system and plan several weeks in advance before starting their work. This means of communication allows our subcontractors to schedule their crews efficiently, thereby allowing for better pricing and better quality of work. Typically, our contractors are paid every two weeks, which contributes to the strength of our business relationships with them.

Land Acquisition Policies and Development

We have been an active and opportunistic acquirer of land for residential development in our markets. We source land from a wide range of landowners, brokers, lenders and other land development companies. We generally acquire finished lots and raw land in affordable locations that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. We conduct thorough due diligence on each of our potential land acquisitions, and we look at numerous opportunities before finding one that meets our requirements. We test the market and speak with potential homebuyers before committing to purchase land. We also maintain a large pipeline of desirable land positions. We increased our active communities from 10 as of December 31, 2012 to 25 as of December 31, 2013. We also increased our lot inventory from approximately 3,033 owned or controlled lots as of December 31, 2012 to 14,895 owned or controlled lots as of December 31, 2013.

Our allocation of capital for land investment is performed at the corporate level with a disciplined approach to portfolio management. Our Acquisitions Committee meets periodically and consists of our Chief Executive Officer, Chief Financial Officer, and Executive Vice President of Acquisitions. Annually, our divisions prepare a strategic plan for their respective geographic areas. Supply and demand are analyzed to ensure land investment is targeted appropriately. The long-term plan is compared on an ongoing basis to evolving realities in the marketplace and is then adjusted to the extent necessary.

We expect to continue to purchase finished lots in the Florida and Southeast divisions in 2014. In the Texas and Southwest divisions, our operations during 2014 will also include lot development, since the availability of finished lots at desirable prices is limited in each of these markets. We have recently expanded into the Albuquerque, New Mexico market with the acquisition of finished lots in three communities.

We also expect to purchase larger tracts of land across our markets which may provide us with more opportunities to build homes with multiple price points in our communities. We believe that our land development expertise will allow us to meet our growth and profit objectives with respect to opportunities in which we are the developer. These opportunities may involve the sale of home sites as a part of the development.

We have strong relationships with the land brokerage community in all of our markets. We believe that in the brokerage community, we have a reputation for knowing our business, having the capital to close deals, and making accurate and timely decisions that benefit both the buyer and seller. For these reasons, we believe that brokers routinely notify us when desirable tracts of land are available for purchase.

In our land acquisition process, projects of interest are evaluated at the division level using an extensive due diligence checklist which includes assessing the permitting and regulatory requirements, environmental considerations, local market conditions, and anticipated floor plans, pricing, and financial returns. We also determine the number of residents in the market and rental households that are within driving distance to the proposed project and conduct test marketing which includes mailings to prospective homebuyers to get their feedback on our potential land acquisition.

The table below shows (i) home closings by division on a pro forma and historical basis for the year ended December 31, 2013 and (ii) our owned or controlled lots by division as of December 31, 2013. As of December 31, 2012, we owned or controlled on a pro forma basis 5,098 lots.

	Year Ended December 31, 2013		As of December 31, 2013
Division	Pro Forma Home Closings (1)	Home Closings	Owned (2)	Controlled	Total
Texas	1,358	892	4,474	6,232	10,706
Southwest	170	118	607	859	1,466
Southeast	12	12	1,164	202	1,366
Florida	77	40	436	921	1,357
Total	1,617	1,062	6,681	8,214	14,895

(1)	Includes the home closings of the LGI/GTIS Joint Ventures prior to the IPO.

(2)	Of the 6,681 owned lots as of December 31, 2013, 3,250 were raw/under development lots and 3,431 were finished lots.

Homes in Inventory

When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory in balance. As of December 31, 2013, we had a total of 250 completed homes and 399 homes in progress in inventory.

The following is a summary of our homes in inventory by division as of December 31, 2013:

Division	Inventory to be Sold	Inventory Value with Land (1)
Texas	352	$28,005,962
Southwest	188	15,189,395
Southeast	52	5,957,746
Florida	57	7,039,265
Total	649	$56,192,368

(1)	Excludes sales offices.

Backlog

See discussion included in "Management's Discussion and Analysis of Financial Condition and Results of Operations─
Backlog."

Raw Materials

When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. In addition, the majority of our raw materials is supplied to us by our subcontractors, and is included in the price of our contract with such contractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Substantially all of our construction work is done by third party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in commodities and lumber.

Seasonality

The homebuilding industry generally exhibits seasonality. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. See discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations─Seasonality.”

Government Regulation and Environmental Matters

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development.

We are also subject to a variety of local, state federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency (the "EPA") and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements may be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination. A mitigation system may be installed during the construction of a home if a cleanup does not remove all contaminants of concern or to address a naturally occurring condition such as methane. Some homebuyers may not want to purchase a home with a mitigation system.

Competition

The U.S. homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials and skilled labor. We also compete with sales of existing homes and with the rental housing market. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. We have begun to see some consolidation among national homebuilders in the United States and expect that this trend will continue.

In order to maximize our sales volumes, profitability and product strategy, we strive to understand our competition and their pricing, product and sales volume strategies and results. Market conditions in the U.S. have also led to a large number of foreclosed homes being offered for sale, which has increased competition for homebuyers and has affected pricing.

Employees

As of December 31, 2013, we employed 253 people of whom 37 were located at our corporate headquarters, 169 were on-site sales and support personnel and 47 were involved with construction. None of our employees are covered by collective bargaining agreements. We believe we have good relations with our employees.

Available Information

We make available, as soon as reasonably practicable, on our website, www.lgihomes.com, all of our reports required to be filed with the Securities and Exchange Commission (“SEC”). These reports can be found on the “Investors” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov, and the public may read and copy any document we file at the SEC’s public reference room located at 100 F Street NE, Washington, D.C. 20549. Further information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. In addition to our SEC filings, our corporate governance documents, including our Code of Business Conduct and Ethics, are available on the “Investors” page of our website under “Corporate Governance.” Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

Executive Officers
The following table sets forth information regarding our executive officers as of March 27, 2014:

Name	Age	Position
Eric Lipar	43	Chief Executive Officer and Chairman of the Board
Michael Snider	42	President and Chief Operating Officer
Charles Merdian	44	Chief Financial Officer, Secretary and Treasurer
Jack Lipar	45	Executive Vice President of Acquisitions
Margaret Britton	51	Chief Administrative Officer
Rachel Eaton	32	Executive Vice President and Chief Marketing Officer

Eric Lipar.    Mr. Lipar is our Chief Executive Officer and serves as Chairman of our Board of directors. He has served as our Chief Executive Officer since 2009, as a director since June 2013 and as Chairman of the Board since July 2013. Previously, Mr. Lipar served as our President from 2003 until 2009. Mr. Lipar has been in the residential land development business since the mid-1990s and is one of our founders. He has overseen land acquisition, development and the sales of over 6,200 homes since our inception. Mr. Lipar currently serves on the Residential Neighborhood Development Council for the Urban Land Institute.
Michael Snider.    Mr. Snider has served as our President since 2009, and Chief Operating Officer since July 2013 and oversees all aspects of our sales, construction, and product development. Since joining LGI in 2004 as Homebuilding Manager, Mr. Snider also served as Executive Vice President of Homebuilding (2005-2009) and President (2009-June 2013). Prior to joining us, Mr. Snider served as a Project Manager for Tadian Homes, a homebuilder based in Troy, Michigan.
Charles Merdian.    Mr. Merdian serves as our Chief Financial Officer, Secretary and Treasurer. He was elected Secretary and Treasurer in 2013. Prior to becoming our Chief Financial Officer in 2010, Mr. Merdian was our Controller from 2004 through 2010. Prior to joining us in 2004, Mr. Merdian served as Accounting and Finance Manager for The Woodlands Operating Company where he specialized in accounting and financial analysis of real estate ventures, focusing primarily on residential and commercial developments. Prior to The Woodlands Operating Company, Mr. Merdian served as an accounting manager working at the Williamson-Dickie Manufacturing Co. and as a senior auditor for Coopers & Lybrand, L.L.P. Mr. Merdian has more than 15 years of experience in residential real estate and homebuilding finance. Mr. Merdian is a Certified Public Accountant and is a member of the Texas Society of Certified Public Accountants.
Jack Lipar.    Mr. Lipar has served as our Executive Vice President of Acquisitions since March 2013. He previously served as Vice President of Acquisitions from December 2010 through February 2013, and Acquisitions Manager from 2006 to December 2010. Mr. Lipar oversees land acquisitions and development for LGI. Prior to joining us, Mr. Lipar worked at HP Pelzer, an auto parts manufacturing company based in Germany, as the Vice President of Purchasing and Director of Operations. Mr. Lipar was also the General Manager and a member of the Board of Directors at Alliance Interiors, an affiliate of HP Pelzer. Prior to HP Pelzer, Mr. Lipar was a worldwide Purchasing Manager for Cooper Standard, one of the world’s leading manufacturers of automotive parts.
Margaret Britton.    Mrs. Britton has served as our Chief Administrative Officer since August 2013. She is responsible for various corporate areas, including governance, risk and compliance matters. From 2008 to 2012, Mrs. Britton was a Director at Deloitte Financial Advisory Services, LLP, where she provided advisory services and was a leader in their national environmental consulting practice. She worked as a consultant from 2003 to 2007 and, as such, among other things, assisted two multinational energy companies with the implementation and oversight of their Sarbanes-Oxley Act requirements. Prior to 2002, Mrs. Britton was an assurance partner at Arthur Andersen LLP, serving a broad group of clients including public registrants and clients in the emerging business practice during her 15 year tenure. Mrs. Britton is a Certified Public Accountant and member of the American Institute of Certified Public Accountants and The Institute of Internal Auditors.
Rachel Eaton.    Mrs. Eaton serves as our Chief Marketing Officer. Today, she is responsible for the overall growth and direction of our marketing initiatives, brand image and social media. Prior to becoming our Chief Marketing Officer in June 2013, Mrs. Eaton served as our Vice President of Marketing and Administration from May 2012 through May 2013, Director of Marketing & Special Events from 2007 to May 2012, Executive Assistant from 2004 to 2007 and Administrative Assistant from 2003 to 2004.

ITEM 1A.    RISK FACTORS

Discussion of our business and operations included in this Annual Report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties we are or may become subject to, many of which are difficult to predict or beyond our control. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Risks Related to Our Business
Continued or additional tightening of mortgage lending standards and mortgage financing requirements and rising interest rates could adversely affect the availability of mortgage loans for potential purchasers of our homes and thereby reduce our sales.

Almost all purchasers of our homes finance their acquisition through lenders that provide mortgage financing. According to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), 30-year average mortgage rates rose from approximately 3.5% in March 2013 to over 4.25% in March 2014. As mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases is adversely affected, and, as a result, our operating results may be significantly negatively impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers. The availability of mortgage financing remains constrained, due in part to lower mortgage valuations on properties, various regulatory changes and lower risk appetite by lenders. Lenders currently require increased levels of financial documentation, larger down payments and more restrictive income to debt ratios. First-time homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers. These homebuyers are a key source of demand for our new homes. A limited availability of home mortgage financing may adversely affect the volume and sales price of our home sales.
Due to the recent volatility and uncertainty in the credit markets and in the mortgage lending and mortgage finance industries, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac, both of which purchase or insure mortgage loans and mortgage loan-backed securities, and its insurance of mortgage loans through or in connection with the Federal Housing Administration (“FHA”), the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”). FHA and USDA backing of mortgage loans has been particularly important to the mortgage finance industry and to our business. If either the FHA or USDA raised their down payment requirements, our business could be materially affected. The USDA rural development program provides for zero down payment and 100% financing for homebuyers in qualifying areas. As of December 31, 2013, the USDA program is available in all our markets and is available to approximately 70% of our active communities. If the USDA program was discontinued or if funding was decreased, then our business could be adversely affected. In addition, if the USDA changed its determination of areas that are eligible to qualify for the program, it could have an adverse effect on our business. In addition, changes in governmental regulation with respect to mortgage lenders could adversely affect demand for housing. For example, the FHA significantly reduced the limits on loans eligible for insurance by the FHA in 2014, which has impacted the availability and cost of financing in our markets.
The availability and affordability of mortgage loans, including interest rates for such loans, could also be adversely affected by a scaling back or termination of the federal government’s mortgage loan-related programs or policies. Because Fannie Mae-, Freddie Mac-, FHA-, USDA- and VA-backed mortgage loans have been an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of, or higher consumer costs for, such government-backed financing could reduce our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. The elimination or curtailment of state bonds utilized by us could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
Our long-term growth depends in part upon our ability to acquire land parcels suitable for residential homebuilding at reasonable prices.
Our long-term growth depends in large part on the price at which we are able to obtain suitable land parcels for the development of our homes. Our ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, regulations that limit housing density, the ability to obtain building permits, environmental requirements and other market conditions and regulatory requirements. If suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased substantially, which could adversely impact us. As competition for suitable land increases, the cost of undeveloped lots and the cost of developing owned land could rise and the availability of suitable land at acceptable prices may decline, which could adversely impact us. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to increase the number of our active communities, grow our revenue and margins, and achieve or maintain profitability. Additionally, developing undeveloped land is capital intensive and time consuming and we may develop land based upon forecasts and assumptions that prove to be inaccurate, resulting in projects that are not economically viable.
Risks associated with our land and lot inventories could adversely affect our business or financial results.
Risks inherent in controlling, purchasing, holding and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a significant amount of time and requires a substantial cash investment. In Texas, land development has started to become a bigger part of our operations and we expect to expand our development activities in our other markets as well. The time and investment required for development may adversely impact our business. We have substantial real estate inventories which regularly remain on our balance sheet for significant periods of time, during which time we are exposed to the risk of adverse market developments, prior to their sale. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Because interest and other expenses are capitalized during construction but expensed after completion, we recognize interest and maintenance expense on unsold completed homes inventory. As of December 31, 2013, we had 250 completed homes in inventory and 399 homes in progress in inventory. In the event there is a downturn in housing sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time.
Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions is limited and we may be forced to hold non-income producing assets for an extended period of time. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
Labor and raw material shortages and price fluctuations could delay or increase the cost of home construction, which could materially and adversely affect us.
The residential construction industry experiences serious labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. Our markets have recently begun to exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. Labor and raw material shortages and any resulting price increases could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Our business and results of operations are dependent on the availability and skill of subcontractors.
We engage subcontractors to perform the construction of our homes, and in many cases, to select and obtain the raw materials. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will continue to be available at reasonable rates and in our markets. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Despite our quality control efforts, we may discover that our subcontractors have engaged in improper construction practices or have installed defective materials in our homes. When we discover these issues, we utilize our subcontractors to repair the homes in accordance with our new home warranty and as required by law. The adverse costs of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs of warranty-related repairs from subcontractors, suppliers and insurers, which could have a material impact on our business, prospects, liquidity, financial condition and results of operations.
Any limitation on, or reduction or elimination of, tax benefits associated with homeownership would have an adverse effect upon the demand for homes, which could be material to our business.
Changes in federal income tax laws may affect demand for new homes. Current tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income. Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. For instance, under the American Taxpayer Relief Act of 2012, which was signed into law in January 2013, the federal government enacted higher income tax rates and limits on the value of tax deductions for certain high-income individuals and households. If the federal government or a state government changes or further changes its income tax laws, as some lawmakers have proposed, by eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, the after-tax cost of owning a new home would increase for many of our potential homebuyers. Enactment of any such proposal may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.
The recent growth in the housing market may not continue at the same rate, and any decline in the growth rate in our served housing markets or for the homebuilding industry may materially and adversely affect our business and financial condition.
Although the housing markets in the geographic areas in which we operate are currently stronger than they have been in recent years, we cannot predict whether and to what extent this will continue, particularly if interest rates for mortgage loans continue to rise. Other factors which might impact growth in the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow growth or recessionary conditions in various regions around the world; tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, more conservative appraisals, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, or Federal Reserve policy changes. Given these factors, we can provide no assurance that present housing market trends will continue, whether overall or in our markets.
If there is limited economic growth or declines in employment and consumer income and/or continued tight mortgage lending standards and practices in the geographic areas in which we operate or if interest rates for mortgage loans continue to rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average selling prices, the amount of revenues or profits we generate, and the effect may be material.
If we are unable to develop our communities successfully or within expected time-frames, our results of operations could be adversely affected.
Before a community generates any revenue, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities and sales facilities. It can take several years from the time we acquire control of an undeveloped property to the time we make our first home sale on the site. Delays in the development of communities expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market one of our new undeveloped communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

Third-party lenders may not complete mortgage loan originations for our homebuyers in a timely manner or at all, which can lead to cancellations and a lower backlog of orders, or to significant delays in our closing homes sales and recognizing revenues from those homes.

Our homebuyers may obtain mortgage financing for their home purchases from any lender or other provider of their choice. If, due to credit or consumer lending market conditions, reduced liquidity, increased risk retention or minimum capital level obligations and/or regulatory restrictions related to the Dodd-Frank Act or other laws, or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our homebuyers, the number of homes we close and our business, prospects, liquidity, financial condition and results of operations may be materially adversely affected.
We may be unable to obtain suitable bonding for the development of our housing projects.
We are often required to provide bonds to governmental authorities and others to ensure the completion of our projects. As a result of market conditions, surety providers have been reluctant to issue new bonds and some providers are requesting credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future for our projects, or if we are required to provide credit enhancements with respect to our current or future bonds, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.
We may incur a variety of costs to engage in future growth or expansion of our operations and the anticipated benefits may never be realized.
We intend to grow our operations in existing markets, and we may expand into new markets or acquire other home builders. We may be unable to achieve the anticipated benefits of any such growth or expansion, including through acquisition, the anticipated benefits may take longer to realize than expected or we may incur greater costs than expected in attempting to achieve the anticipated benefits. In such cases, we will likely need to employ additional personnel and consult with personnel that are knowledgeable of such markets. There can be no assurance that we will be able to employ or retain the necessary personnel, that we will be able to successfully implement a disciplined management process and culture with local management, or that our expansion operations will be successful. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business, or that we will be able to successfully integrate any acquired homebuilder. Accordingly, any such expansion could expose us to significant risks, beyond those associated with operating our existing business, and may adversely affect our business, prospects, liquidity, financial condition and results of operations.
The homebuilding industry is highly competitive and, if our competitors are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment which is characterized by competition from a number of other homebuilders and land developers in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with large national and regional homebuilding companies, many of which have greater financial and operational resources than us, and with smaller local homebuilders and land developers, some of which may have lower administrative costs than us. We may be at a competitive disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. Furthermore, we generally have a lower market share in each of our markets as compared to many of our competitors. Many of our competitors may also have longer operating histories and longstanding relationships with subcontractors and suppliers in the markets in which we operate. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. We compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may independently develop land and construct homes that are substantially similar to our products.
Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and cause us to increase our selling incentives and reduce our prices. An oversupply of homes available for sale or discounting of home prices could adversely affect pricing for homes in the markets in which we operate. Oversupply and price discounting have periodically adversely affected certain markets, and it is possible that our markets will be adversely affected by these factors in the future.
If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected. We can provide no assurance that we will be able to continue to compete successfully in any of our markets. Our inability to continue to compete successfully in any of our markets could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations.
We cannot make any assurances that our growth or expansion strategies will be successful or not expose us to additional risks.
We have primarily focused on internal growth in recent years by increasing our investments in land, lot and home inventories in our existing homebuilding markets. We have also expanded our business through selected investments in new geographic markets. Investments in land, lots and home inventories can expose us to risks of economic loss and inventory impairments if housing conditions weaken or we are unsuccessful in implementing our growth strategies.
In addition to expanding geographically, we are expanding into certain communities in which we will build higher priced homes. In addition, we may develop communities in which we build homes and also sell acreage home sites as a part of the development. We might acquire a homebuilder in order to accomplish our growth or expansion strategies. We can give no assurance that we will be able to successfully identify, acquire or implement these new strategies in the future. Accordingly, any such expansion, including through acquisition, could expose us to significant risks, beyond those associated with operating our existing business, and may materially adversely affect our business, prospects, liquidity, financial condition and results of operations.
New and existing laws and regulations or other governmental actions, including with respect to zoning and entitlement, may increase our expenses, limit the number of homes that we can build or delay completion of our projects.
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. We may encounter issues with entitlement or encounter zoning changes that impact our operations. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or zoning changes. Such moratoriums generally relate to insufficient water supplies, sewage facilities, delays in utility hook-ups, or inadequate road capacity within specific market areas or subdivisions. Local governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, home sales could decline and costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
We are subject to environmental laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.
We are subject to a variety of local, state, federal and other laws, statutes, ordinances, rules and regulations concerning the environment, hazardous materials, the discharge of pollutants and human health and safety. The particular environmental requirements which apply to any given site vary according to multiple factors, including the site’s location, its environmental conditions, the current and former uses of the site, the presence or absence of endangered plants or animals or sensitive habitats, and conditions at nearby properties. We may not identify all of these concerns during any pre-acquisition or pre-development review of project sites. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or in areas contaminated by others before we commence development. We are also subject to third-party challenges, such as by environmental groups or neighborhood associations, under environmental laws and regulations to the permits and other approvals for our projects and operations. Sometimes regulators from different governmental agencies do not concur on development, remedial standards or property use restrictions for a project, and the resulting delays or additional costs can be material for a given project.
From time to time, the EPA and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws, including those applicable to control of storm water discharges during construction, or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. We expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. We cannot assure you that environmental, health and safety laws will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber.

There is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the U.S. and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related regulations.

Ownership, leasing or occupation of land and the use of hazardous materials carries potential environmental risks and liabilities.
We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing discharge of pollutants to soil, water and air, including asbestos, the handling of hazardous materials and the cleanup of contaminated sites. We may be liable for the costs of removal, investigation or remediation of man-made or natural hazardous or toxic substances located on, under or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution.
The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. We expect that increasingly stringent requirements may be imposed on land developers and homebuilders in the future. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas, such as wetlands. Concerns could arise due to post-acquisition changes in laws or agency policies, or the interpretation thereof.
Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations. In addition, we are subject to third-party challenges, such as by environmental groups or neighborhood associations, under environmental laws and regulations to the permits and other approvals required for our projects and operations. These matters could adversely affect our business, prospects, liquidity, financial condition and results of operations.
As a homebuilding and land development business with a wide variety of historic ownership, development, homebuilding and construction activities, we could be liable for future claims for damages as a result of the past or present use of hazardous materials, including building materials or fixtures known or suspected to be hazardous or to contain hazardous materials or due to use of building materials or fixtures which are associated with elevated mold. Any such claims may adversely affect our business, prospects, financial condition and results of operations. Insurance coverage for such claims may be limited or nonexistent.
Difficulties with appraisal valuations in relation to the proposed sales price of our homes could force us to reduce the price of our homes for sale.
Each of our home sales is accompanied by an appraisal of the home value before closing. These appraisals are professional judgments of the market value of the property and are based on a variety of market factors. If our internal valuations of the market and pricing do not line up with the appraisal valuations and appraisals are not at or near the agreed upon sales price, we may be forced to reduce the sales price of the home to complete the sale. These appraisal issues could have a material adverse effect on our business and results of operations.
Because of the seasonal nature of our business, our quarterly operating results fluctuate.
As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality,” we have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. We close more homes in our second, third and fourth quarters. Thus, our revenue may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes, we do not complete home sales at anticipated pricing levels or within anticipated time frames, our business, prospects, liquidity, financial condition and results of operations would be adversely affected. We expect this seasonal pattern to continue over the long term but we can make no assurances as to the degree to which our historical seasonal patterns will occur in the future.
Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.
As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events. These weather-related and geologic events include but are not limited to hurricanes, tornados, droughts, floods, brushfires, wildfires, landslides, soil subsidence and earthquakes and other natural disasters. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to those assets or affect the desirability of our land or projects, thereby adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion.
There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with hurricanes, landslides, earthquakes and other weather-related and geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should experience a decline.
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of single-family homes in residential subdivisions, including planned communities, in Texas, Arizona, Florida, Georgia and New Mexico. Because our operations are currently concentrated in these areas, a prolonged economic downturn in the future in one or more of these areas, particularly within Texas, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations.
Moreover, certain insurance companies doing business in Florida and Texas have restricted, curtailed or suspended the issuance of homeowners’ insurance policies on single-family homes. This has both reduced the availability of hurricane and other types of natural disaster insurance in Florida and Texas, in general, and increased the cost of such insurance to prospective purchasers of homes in Florida and Texas. Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners’ insurance. There can be no assurance that homeowners’ insurance will be available or affordable to prospective purchasers of our homes offered for sale in the Florida and Texas markets. Long-term restrictions on, or unavailability of, homeowners’ insurance in the Florida and Texas markets could have an adverse effect on the homebuilding industry in that market in general, and on our business within that market in particular. Additionally, the availability of permits for new homes in new and existing developments has been adversely affected by the significantly limited capacity of the schools, roads, and other infrastructure in that market.
If adverse conditions in these markets develop in the future, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Furthermore, if buyer demand for new homes in these markets decreases, home prices could decline, which would have a material adverse effect on our business.
Difficulty in obtaining sufficient capital could result in an inability to acquire land for our developments or increased costs and delays in the completion of development projects.
The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. In addition, if housing markets are not favorable or permitting or development takes longer than anticipated, we may be required to hold our investments in land for extended periods of time. If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have recently experienced significant volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient funding for our planned capital and other expenditures, we may be unable to acquire additional land for development and/or to develop new housing. Additionally, if we cannot obtain additional financing to fund the purchase of land under our purchase or option contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.
Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing; homebuyer interest in our current or new product designs and new home community locations, and general consumer interest in purchasing a home compared to choosing other housing alternatives; and real estate taxes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, droughts and fires), and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business.
The potential difficulties described above can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to develop the land and build our homes. We may not be able to recover these increased costs by raising prices because of market conditions. The potential difficulties could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether.
Inflation could adversely affect our business and financial results.
Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may also accompany higher interests rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.
Interest rate changes may adversely affect us.
We currently do not hedge against interest rate fluctuations. We may obtain in the future one or more forms of interest rate protection in the form of swap agreements, interest rate cap contracts or similar agreements to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.
We are subject to warranty and liability claims arising in the ordinary course of business that can be significant.
As a homebuilder, we are subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. We maintain, and require our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance and generally seek to require our subcontractors to indemnify us for liabilities arising from their work. While these insurance policies, subject to deductibles and other coverage limits, and indemnities protect us against a portion of our risk of loss from claims related to our homebuilding activities, we cannot provide assurance that these insurance policies and indemnities will be adequate to address all our home warranty, product liability and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our financial statements. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. We cannot provide assurance that coverage will not be further restricted, increasing our risks and financial exposure to claims, and/or become more costly.

We may suffer uninsured losses or suffer material losses in excess of insurance limits.
We could suffer physical damage to property and liabilities resulting in losses that may not be fully recoverable by insurance. Insurance against certain types of risks, such as terrorism, earthquakes or floods or personal injury claims, may be unavailable, available in amounts that are less than the full market value or replacement cost of investment or underlying assets or subject to a large deductible. In addition, there can be no assurance certain types of risks which are currently insurable will continue to be insurable on an economically feasible basis. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles, we could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property. Furthermore, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles. We may be liable for any debt or other financial obligations related to affected property. Material losses or liabilities in excess of insurance proceeds may occur in the future.
If the market value of our land inventory decreases, our results of operations could be adversely affected by impairments and write-downs.
The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. There is an inherent risk that the value of the land owned by us may decline after purchase. The valuation of property is inherently subjective and based on the individual characteristics of each property. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for lots controlled under purchase, option or similar contracts may be put at risk.
Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject valuations to uncertainty. Moreover, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality.
If housing demand fails to meet our expectations when we acquired our inventory, our profitability may be adversely affected and we may not be able to recover our costs when we build and sell houses. We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. Further material write-downs and impairments in the value of our inventory may be required, and we may in the future sell land or homes at a loss, which could adversely affect our results of operations and financial condition.
Fluctuations in real estate values may require us to write-down the book value of our real estate assets.
The homebuilding and land development industries are subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with U.S. GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Acts of war or terrorism may seriously harm our business.
Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition and results of operations.
A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
Building sites are inherently dangerous, and operating in the homebuilding and land development industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business.
Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies, governmental authorities and local communities, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
We may become subject to litigation, which could materially and adversely affect us.
In the future, we may become subject to litigation, including claims relating to our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.
Poor relations with the residents of our communities could negatively impact sales, which could cause our revenue or results of operations to decline.
Residents of communities we develop rely on us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could adversely affect our sales or our reputation. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could adversely affect our results of operations.
An information systems interruption or breach in security could adversely affect us.
We rely on accounting, financial and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, any security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.
Termination of the employment agreement with our Chief Executive Officer could be costly and prevent a change in control of our company.
The employment agreement with our Chief Executive Officer, Eric Lipar, provides that if his employment with us terminates under certain circumstances, we may be required to pay him a significant amount of severance compensation, thereby making it costly to terminate his employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock.
Any future government shutdowns or slowdowns may materially adversely affect our business or financial results.
The U.S. federal government shutdown in the first part of October 2013 which impacted the FHA and the USDA, among other federal agencies, and their backing of mortgage loans, negatively affected our closings in October 2013. Any future government shutdowns or slowdowns may materially adversely affect our business or financial results. We can make no assurances that potential closings affected by any such shutdown or slowdown will occur after the shutdown or slowdown has ended.

The Dodd-Frank Act may affect the availability or cost of mortgages, which could adversely affect our results of operations.
Further tightening of mortgage lending standards and practices and/or reduced credit availability for mortgages may also result from the implementation of regulations under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Among other things, the Dodd-Frank Act established several requirements (including risk retention obligations) relating to the origination, securitizing and servicing of, and consumer disclosures for, mortgage loans. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings. These requirements, as and when implemented, are expected to reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Any such reduction could result in a decline of our home sales, which could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Risks Related to Our Organization and Structure
We depend on key management personnel and other experienced employees.
Our success depends to a significant degree upon the contributions of certain key management personnel including, but not limited to, Eric Lipar, our Chief Executive Officer and Chairman of our board. Although we have entered into an employment agreement with Mr. Lipar, there is no guarantee that Mr. Lipar will remain employed by us. If any of our key management personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key man life insurance that would provide us with proceeds in the event of death or disability of any of our key management personnel.
Experienced employees in the homebuilding, land acquisition and construction industries are fundamental to our ability to generate, obtain and manage opportunities. In particular, local knowledge and relationships are critical to our ability to source attractive land acquisition opportunities. Experienced employees working in the homebuilding and construction industries are highly sought after. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, prospects, liquidity, financial condition and results of operations. The loss of any of our key personnel could adversely impact our business, prospects, financial condition and results of operations.
We may change our operational policies, investment guidelines and our business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.
Our board of directors will determine our operational policies, investment guidelines and our business and growth strategies. Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this Annual Report. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.
Accounting rules and interpretations for certain aspects of our financial reporting, including those relating to our goodwill and other intangibles, operations are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets.
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2013, we had $37.0 million of revolving credit facilities to finance our construction and development activities. As of December 31, 2013, we had outstanding borrowings of $35.5 million under our credit facilities and we could borrow an additional $1.5 million under our credit facilities without breaching any of the facilities’ financial covenants. As of December 31, 2013, borrowings under our credit facilities bore interest at a rate of 4.0% per annum; interest is payable monthly. During January 2014, our secured credit facility was amended and restated and the facility was increased to $50.0 million.
Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, if any, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our certificate of incorporation does not contain a limitation on the amount of indebtedness we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.
Incurring substantial indebtedness could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt which is likely to result in acceleration of such indebtedness;

•	our indebtedness may increase our vulnerability to adverse economic and industry conditions with no assurance that our profitability will increase with higher financing cost;

•
we may be required to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for operations and capital expenditures, future investment opportunities or other purposes; and

•	the terms of any refinancing may not be as favorable as the terms of the indebtedness being refinanced.
If we do not have sufficient funds to repay our indebtedness at maturity, it may be necessary to refinance the indebtedness through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Unsecured debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other indebtedness in some circumstances. Defaults under our credit facilities and our other debt agreements, if any, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.
Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow; and

•	the market price per share of our common stock.
Recently, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the high yield debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. Given the current volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.
Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive provisions.
Our current financing arrangements contain, and the financing arrangements we enter into in the future likely will contain, provisions that limit our ability to do certain things. In particular, our secured revolving credit facility that was amended and restated in January 2014 requires the borrowers to maintain a net worth of not less than $35.0 million and the Company, as guarantor, to maintain a tangible net worth of not less than $125.0 million. The amended credit agreement also requires the borrowers to maintain a leverage ratio of not more than 1.25 to 1.0 and the Company, as guarantor, to maintain a leverage ratio of not more than 1.0 to 1.0. The Borrowers are required under the amended credit agreement to maintain liquidity in excess of $10.0 million and unrestricted cash of not less than $5.0 million. The amended credit agreement requires that the borrowers shall not suffer net losses in more than two consecutive calendar quarters. In addition, the amended credit agreement contains various covenants that, among other restrictions, limit the amount of additional debt and related party transactions.
If we fail to meet or satisfy any of these provisions, we would be in default under our credit facility and our lender could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. In addition, future indebtedness may contain financial covenants limiting our ability to, for example, incur additional indebtedness, make certain investments, reduce liquidity below certain levels and pay dividends to our stockholders, and otherwise affect our operating policies. If we default on one or more of our debt agreements, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Interest expense on debt we incur may limit our cash available to fund our growth strategies.
As of December 31, 2013, we had $37 million of revolving credit facilities. As of December 31, 2013, we had outstanding borrowings of $35.5 million under our credit facilities and we could borrow an additional $1.5 million under our credit facilities without breaching any of the facilities’ financial covenants. As of December 31, 2013, borrowings under our credit facilities bore interest at a rate of 4.0% per annum. During January 2014, our secured credit facility was amended and restated and the facility was increased to $50.0 million. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness has, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.
We are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to pay dividends, if any, taxes and other expenses.
We are a holding company and will have no material assets other than our ownership of membership interests or limited partnership interests in our subsidiaries. We have no independent means of generating revenue. We intend to cause our subsidiaries to make distributions to their members or partners in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us. Future financing arrangements may contain negative covenants, limiting the ability of our subsidiaries to declare or pay dividends or make distributions. To the extent that we need funds, and our subsidiaries are restricted from making such dividends or distributions under applicable law or regulations, or otherwise unable to provide such funds, for example, due to restrictions in future financing arrangements that limit the ability of our operating subsidiaries to distribute funds, our liquidity and financial condition could be materially harmed.
The obligations associated with being a public company will require significant resources and management attention.
As a public company with listed equity securities, we need to comply with new laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NASDAQ Global Select Market, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.

Section 404 of the Sarbanes-Oxley Act requires our management and independent auditors to report annually on the effectiveness of our internal control over financial reporting. However, we are an “emerging growth company,” as defined in the JOBS Act, and, so for as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404.
Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting.
These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources and cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
We are an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised financial accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have determined to opt out of such extended transition period and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised financial accounting standards is irrevocable.
If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

Any joint venture investments that we make could be adversely affected by our lack of sole decision making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.
We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development. In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Our joint venture partners may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the land acquisition or development. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

Cautionary Statement about Forward-Looking Statements

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	adverse economic changes either nationally or in the markets in which we operate, including increases in unemployment, volatility of mortgage interest rates and inflation;

•	a slowdown in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	our ability to successfully expand into new markets;

•	our ability to successfully extend our business model to building homes with higher price points, developing larger communities and sales of acreage home sites;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	an inability to develop our projects successfully or within expected timeframes;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third party contractors and our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business; and

•	other factors we discuss under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report on Form 10-K.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease approximately 13,000 square feet in The Woodlands, Texas for our corporate headquarters; this lease expires in 2018. In addition, we lease divisional offices in Georgia and Arizona. We lease approximately 1,900 square feet in Georgia and this lease expires in 2019. We lease approximately 1,800 square feet in Arizona and this lease expires in 2018. See "Business—Land Acquisition Policies and Development" for a summary of the other property which we owned or controlled as of December 31, 2013.

ITEM 3.         LEGAL PROCEEDINGS
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
We have provided unsecured environmental indemnities to certain lenders. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we may have recourse against other previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Stock Market (NASDAQ) under the symbol “LGIH.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock, as reported by the NASDAQ.

December 31, 2013
	High	Low
1st Quarter	$—	$—
2nd Quarter	—	—
3rd Quarter	—	—
4th Quarter (November 7 - December 31)	18.85	12.01

As of March 28, 2014, the closing price of our common stock on the NASDAQ was $18.09, and we had 148 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.

Initial Public Offering

On November 13, 2013, we completed an IPO of 10,350,000 shares of our common stock, which was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-190853), as amended, that was declared effective on November 6, 2013. The IPO provided us with net proceeds of $102.6 million. During November 2013, we used $36.9 million of the net proceeds from the IPO for the cash portion of the purchase price to acquire all of the joint venture interests of our joint venture partners in the LGI/GTIS Joint Ventures.  The remaining amount of the net proceeds has been available for working capital and general corporate purposes, including the acquisition of land, development lots and construction of homes.  At December 31, 2013, we have $54.1 million of cash and cash equivalents which reflects (i) net cash generated from operations, (ii) approximately $1.5 million of  net borrowings under our credit facility since the IPO, (iii) $6.7 million of cash acquired in the GTIS Acquisitions, and (iv) the remaining net proceeds from the IPO. We intend to use the remaining net proceeds from our IPO for similar working capital and general corporate purposes.

Dividends

We currently intend to retain our future earnings, if any, to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any of our financing arrangements and such other factors as our board of directors may deem relevant. We have not previously declared or paid any cash dividends on our common stock.

Equity Compensation Plans

The table below sets forth the information as of December 31, 2013 for our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	140,372	$—	1,359,628
A total of 1,500,000 of the Company’s common shares are reserved for issuance under the LGI Homes, Inc. 2013 Equity Incentive Plan at December 31, 2013. There are 140,372 restricted stock units (RSUs) outstanding at December 31 2013, that were issued at a $0 exercise price. See Note 12 in the accompanying consolidated financial statements for a description of the plan.

ITEM 6.     SELECTED FINANCIAL DATA
The following table presents our selected historical financial and operating data as of the dates and for the periods indicated.
The selected historical balance sheet and statement of operations information presented as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 are derived from our audited historical consolidated financial statements. The following table should be read together with, and is qualified in its entirety by reference to, our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For discussion of pro forma financial information for the years ended December 31, 2013 and 2012, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Unaudited Pro Forma Consolidated Financial Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Management's Discussion and Analysis".

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands, except
	share data and average home sales price)
Statement of Operations Data:
Revenues:
Home sales	$160,067	$73,820	$49,270
Management and warranty fees	2,729	2,401	1,186
Total revenues	$162,796	$76,221	$50,456
Expenses:
Cost of sales	121,326	54,531	36,700
Selling expenses	15,769	7,269	4,884
General and administrative	13,604	6,096	5,126
Income from unconsolidated joint ventures	(4,287)	(1,526)	(715)
Operating income	$16,384	$9,851	$4,461
Interest expense, net	(51)	(1)	(28)
Gain on remeasurement of interests in LGI/GTIS Joint Ventures	6,446	—	—
Other income, net	24	173	204
Net income before income taxes	$22,803	$10,023	$4,637
Income tax provision	(1,066)	(155)	(125)
Net income	$21,737	$9,868	$4,512
(Income) loss attributable to non-controlling interests	590	(163)	(1,162)
Net income attributable to owners	$22,327	$9,705	$3,350
Basic earnings per share (1)	$0.34
Diluted earnings per share (1)	$0.34
Other Financial and Operating Data:
Active communities during year (2)	13.8	6.6	4.8
Active communities at end of year	25	10	5
Home closings	1,062	536	376
Average sales price of homes closed (in whole dollars)	$150,722	$137,724	$131,037
Gross margin (3)	$38,741	$19,289	$12,570
Gross margin % (4)	24.2%	26.1%	25.5%
Adjusted gross margin (5)	$43,371	$20,236	$14,033
Adjusted gross margin % (4)(5)	27.1%	27.4%	28.5%
Adjusted EBITDA (6)	$21,309	$10,983	$6,005
Adjusted EBITDA margin % (4)(6)	13.3%	14.9%	12.2%

	December 31,
	2013	2012	2011
Balance Sheet Data (as of end of year):
Cash and cash equivalents	$54,069	$7,069	5,106
Real estate inventory	$141,983	$28,489	12,526
Goodwill and intangible, net	$12,728	$—	—
Total assets	$221,010	$45,556	23,513
Notes payable	$35,535	$14,969	6,415
Total liabilities	$56,636	$20,345	8,878
Total equity	$164,374	$25,211	14,635

(1)
Earnings per share is presented for the period from November 13, 2013 (date of closing of IPO) to December 31, 2013. See Note 11-"Equity" to our consolidated financial statements included in Part II, Item 15 of this Annual Report of this Form 10-K for calculation of earnings per share.

(2)
With respect to the years ended December 31, 2013, 2012 and 2011, defined as the sum of the number of communities in which we were closing homes as of the first day of the year and the last day of each quarter during the year divided by five.

(3)	Gross margin is home sales revenues less cost of sales.

(4)	Calculated as a percentage of home sales revenues.

(5)
Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin less capitalized interest and adjustments resulting from the application of purchase accounting in connection with the GTIS Acquisitions included in the cost of sales. Our management believes this information is useful because it isolates the impact that capitalized interest and purchase accounting adjustments have on gross margin. However, because adjusted gross margin information excludes capitalized interest and purchase accounting adjustment, which have real economic effects and could impact our results, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures—Adjusted gross margin” for a reconciliation of adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.

(6)
Adjusted EBITDA is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) other income, net and (vi) adjustments resulting from the application of purchase accounting in connection with the GTIS Acquisitions. Our management believes that the presentation of adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Other companies may define adjusted EBITDA differently and, as a result, our measure of adjusted EBITDA may not be directly comparable to adjusted EBITDA of other companies. Although we use adjusted EBITDA as a financial measure to assess the performance of our business, the use of adjusted EBITDA is limited because it does not include certain costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Our adjusted EBITDA is limited as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures—Adjusted EBITDA” for a reconciliation of adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms when used in a historical context refer to LGI Homes, Inc. and its subsidiaries. See Note 1 “Organization and Business—Initial Public Offering and Reorganization Transactions” and Note 2 "Acquisition of LGI/GTIS Joint Venture Partners’ Interests" to our consolidated financial statements included in Part II, Item 15 of this Annual Report on Form 10-K for more information regarding the reorganization transactions, the initial public offering and our acquisitions of our joint venture partners' interests in the LGI/GTIS Joint Ventures.

Key Results
Key financial results as of and for the year ended December 31, 2013, as compared to the same period in 2012, were as follows:

•
Homes closed increased 98.1% to 1,062 homes from 536 homes with an increase in the average sales price of our homes of 9.4% to $150,722. On a pro forma basis, homes closed increased 52.3% to 1,617 homes from 1,062 homes with an increase in the average sales price of our homes of 10.4% to $149,018.

•	Home sales revenues increased 116.8% to $160.1 million from $73.8 million. On a pro forma basis, home sales revenues increased 68.1% to $241.0 million from $143.4 million.

•	Gross margin as a percentage of home sales revenues decreased to 24.2% from 26.1%. On a pro forma basis, gross margin as a percentage of home sales revenues decreased to 25.4% from 27.3%.

•
Adjusted gross margin as a percentage of home sales revenues decreased to 27.1% from 27.4%. On a pro forma basis, adjusted gross margin as a percentage of home sales revenues decreased to 27.3% from 28.0%.

•
Adjusted EBITDA margin as a percentage of home sales revenues decreased to 13.3% from 14.9%. On a pro forma basis, adjusted EBITDA margin as a percentage of home sales revenues decreased to 11.8% from 14.0%.

•	On a pro forma basis, active communities at the end of 2013 increased from 15 to 25 including our expansion into the Florida and Southeast divisions.

•	Total owned and controlled lots increased 391.1% to 14,895 lots at December 31, 2013 from 3,033 lots at December 31, 2012.

Recent Developments

On November 13, 2013, we completed an initial public offering (the “IPO”) of 10,350,000 shares of our common stock (including 1,350,000 shares of common stock issued pursuant to the exercise of the underwriters’ option to purchase additional shares of common stock). For accounting purposes, the assets, liabilities and results of operations prior to the completion of the IPO relate to LGI Homes Group, LLC, LGI Homes Corporate, LLC, LGI Homes II, LLC (formerly LGI Homes, Ltd.), LGI Homes-Sunrise Meadow, LLC (formerly LGI Homes - Sunrise Meadow, Ltd.), LGI Homes-Canyon Crossing (LGI Homes - Canyon Crossing, Ltd.), LLC, LGI Homes-Deer Creek, LLC and their direct and indirect subsidiaries (collectively, our “Predecessor”).

Prior to the completion of the IPO, our Predecessor owned a 15% equity interest in and managed the day-to-day operations of the LGI/GTIS Joint Ventures. Concurrent with the IPO, we acquired all of the equity interests in the LGI/GTIS Joint Ventures that we did not own immediately prior to the IPO. In our historical financial statements, our Predecessor’s interest in the LGI/GTIS Joint Ventures have been accounted for using the equity method and our Predecessor’s share of the LGI/GTIS Joint Ventures’ net earnings are included in income from unconsolidated joint ventures. Effective November 13, 2013, we own all of the equity interests in the LGI/GTIS Joint Ventures and account for them on a consolidated basis after such date. For discussion of pro forma financial information for the years ended December 31, 2013 and 2012, please see "—Unaudited Pro Forma Consolidated Financial Information" and "—Supplemental Management's Discussion and Analysis"

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands, except
	share data and average home sales price)
Statement of Income Data:
Revenues:
Home sales	$160,067	$73,820	$49,270
Management and warranty fees	2,729	2,401	1,186
Total revenues	$162,796	$76,221	$50,456
Expenses:
Cost of sales	121,326	54,531	36,700
Selling expenses	15,769	7,269	4,884
General and administrative	13,604	6,096	5,126
Income from unconsolidated joint ventures	(4,287)	(1,526)	(715)
Operating income	$16,384	$9,851	$4,461
Interest expense, net	(51)	(1)	(28)
Gain on remeasurement of interests in LGI/GTIS Joint Ventures	6,446	—	—
Other income, net	24	173	204
Net income before income taxes	$22,803	$10,023	$4,637
Income tax provision	(1,066)	(155)	(125)
Net income	$21,737	$9,868	$4,512
(Income) loss attributable to non-controlling interests	590	(163)	(1,162)
Net income attributable to owners	$22,327	$9,705	$3,350
Basic earnings per share (1)	$0.34
Diluted earnings per share (1)	$0.34
Other Financial and Operating Data:
Active communities during year (2)	13.8	6.6	4.8
Active communities at end of year	25	10	5
Home closings	1,062	536	376
Average sales price of homes closed (in whole dollars)	$150,722	$137,724	$131,037
Gross margin (3)	$38,741	$19,289	$12,570
Gross margin % (4)	24.2%	26.1%	25.5%
Adjusted gross margin (5)	$43,371	$20,236	$14,033
Adjusted gross margin % (4)(5)	27.1%	27.4%	28.5%
Adjusted EBITDA (6)	$21,309	$10,983	$6,005
Adjusted EBITDA margin % (4)(6)	13.3%	14.9%	12.2%

(1)
Earnings per share is presented for the period from November 13, 2013 (date of closing of IPO) to December 31, 2013. See Note 11-"Equity" to our consolidated financial statements included in Part II, Item 15 of this Annual Report of this Form 10-K for calculation of earnings per share.

(2)
With respect to the years ended December 31, 2013, 2012 and 2011, defined as the sum of the number of communities in which we were closing homes as of the first day of the year and the last day of each quarter during the year divided by five.

(3)	Gross margin is home sales revenues less cost of sales.

(4)	Calculated as a percentage of home sales revenues.

(5)
Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin less capitalized interest and adjustments resulting from the application of purchase accounting in connection with the GTIS Acquisitions included in the cost of sales. Our management believes this information is useful because it isolates the impact that capitalized interest and purchase accounting adjustments have on gross margin. However, because adjusted gross margin information excludes capitalized interest and purchase accounting adjustment, which have real economic effects and could impact our results, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures—Adjusted gross margin” for a reconciliation of adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.

(6)
Adjusted EBITDA is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) other income, net and (vi) adjustments resulting from the application of purchase accounting in connection with the GTIS Acquisitions. Our management believes that the presentation of adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Other companies may define adjusted EBITDA differently and, as a result, our measure of adjusted EBITDA may not be directly comparable to adjusted EBITDA of other companies. Although we use adjusted EBITDA as a financial measure to assess the performance of our business, the use of adjusted EBITDA is limited because it does not include certain costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Our adjusted EBITDA is limited as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Please see “—Non-GAAP Measures—Adjusted EBITDA” for a reconciliation of adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Homes Sales.  Our home sales revenues and closings by division for the year ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	Year Ended December 31,
	2013		2012
	Revenues	Closings	Revenues	Closings
Texas	$133,831	892	$58,741	433
Southwest	18,214	118	15,079	103
Southeast	1,851	12	—	—
Florida	6,171	40	—	—
Total home sales	$160,067	1,062	$73,820	536

     Home sales revenues for the year ended December 31, 2013 were $160.1 million, an increase of $86.2 million, or 116.8%, from $73.8 million for the year ended December 31, 2012. Home sales revenues represented approximately 98.3% and 96.8% of our total revenues for the year ended December 31, 2013 and 2012, respectively. The increase in home sales revenues is primarily due to a 98.1% increase in homes closed and an increase in the average selling price per home during the year ended December 31, 2013 as compared to the year ended December 31, 2012. The average selling price per home closed during the year ended December 31, 2013 was $150,722, an increase of $12,998, or 9.4%, from the average selling price per home of $137,724 for the year ended December 31, 2012. We closed 1,062 homes during the year ended December 31, 2013, as compared to 536 homes closed during the year ended December 31, 2012. During the year ended December 31, 2013, we averaged 13.8 active communities as compared to 6.6 for the year ended December 31, 2012, a 109.1% increase.
Management and Warranty Fees.  Management and warranty fees for the year ended December 31, 2013 were $2.7 million, as compared to $2.4 million for the year ended December 31, 2012. The increase in management and warranty fees is primarily attributable to an increase in the number of active communities and the geographic expansion of the LGI/GTIS Joint Ventures’ operations during 2013. Total home closings on a combined basis for the LGI/GTIS Joint Ventures were 686 and 526 for the years ended December 31, 2013 and 2012, respectively.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the year ended December 31, 2013 to $121.3 million, an increase of $66.8 million, or 122.5%, from $54.5 million for the year ended December 31, 2012. This increase is primarily due to a 98.1%, increase in homes closed during 2013 as compared to 2012. Gross margin for the year ended December 31, 2013 was $38.7 million, an increase of $19.5 million, or 100.8%, from $19.3 million for the year ended December 31, 2012. Gross margin as a percentage of home sales revenues was 24.2% for the year ended December 31, 2013 and 26.1% for the year ended December 31, 2012. The decrease in gross margin as a percentage of home sales revenues reflects that an increase in construction costs and higher developed lot costs for 2013 as compared to 2012; these construction and developed lot costs were partially offset by higher average homes sales prices.
Selling Expenses.  Selling expenses as a percentage of home sales revenues were 9.9% and 9.8% for the years ended December 31, 2013 and 2012, respectively. The increase of selling expenses as a percentage of home sales revenues was primarily due to startup expenses related to new community openings, outside commissions, and direct mail and internet marketing. Selling expenses for the year ended December 31, 2013 were $15.8 million, an increase of $8.5 million, or 116.9%, from $7.3 million for the year ended December 31, 2012. This increase is primarily due to a 98.1%, increase in homes closed during 2013 as compared to 2012 and the increase in the number of active communities for 2013 as compared to 2012. Sales commissions increased to $5.3 million from $2.3 million and advertising and direct mail costs increased to $3.3 million from $1.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, respectively.
General and Administrative.  General and administrative expenses for the year ended December 31, 2013 were $13.6 million, an increase of $7.5 million, or 123.2%, from $6.1 million for the year ended December 31, 2012. The increase in general and administrative expenses is partially due to the higher number of home closings and active communities in 2013 as compared to 2012. As a result of the increased number of active communities, we hired more employees and acquired additional office space. In addition, approximately $3.2 million of the $7.5 million increase during 2013 was attributable to accounting and professional fees and expenses incurred in connection with the Reorganization Transactions and financial reporting for the IPO.

Income from unconsolidated joint ventures.  Our share of income from the LGI/GTIS Joint Ventures for the year ended December 31, 2013 was $4.3 million, as compared to $1.5 million for the year ended December 31, 2012. The increase is primarily attributed to our priority return determined based on cumulative cash distributions as provided for in the joint venture agreements. During the year ended December 31, 2013, three of the LGI/GTI Joint Ventures paid sufficient cumulative cash distributions to the members of the respective joint ventures such that $2.7 million in priority returns were received.

Gain on remeasurement of interests in LGI/GTIS Joint Ventures. A gain of $6.4 million was recognized by the Company for the year ended December 31, 2013 on the remeasurement of our Predecessor's equity interests in the LGI/GTIS Joint Ventures in connection with the GTIS Acquisitions.

(Income) loss attributable to non-controlling interests.  The loss attributable to non-controlling interests for the year ended December 31, 2013 was $0.6 million, as compared to $0.2 million of income attributable to non-controlling interests for the year ended December 31, 2012. During the year ended December 31, 2013, the losses are related to the initial operations of LGI Fund III Holdings, LLC, which was formed in March 2013. During the year ended December 31, 2012, we recognized final project income related to the LGI Homes Sterling Lakes, LLC project which was closed out during 2012.
Operating Income and Net Income.  Operating income for the year ended December 31, 2013 was $16.4 million, an increase of $6.5 million, or 66.3%, from $9.9 million for the year ended December 31, 2012. Net income for the year ended December 31, 2013 was $21.7 million, an increase of $11.9 million, or 120.3%, from $9.9 million for the year ended December 31, 2012. The increases are primarily attributed to (i) $2.7 million in promoted earnings recognized from the LGI/GTIS Joint Ventures, and (ii) a 98.1% increase in homes closed during 2013 as compared to 2012, and (iii) the $6.4 million gain on remeasurement of our interests in the LGI/GTIS Joint Ventures in connection with the GTIS Acquisitions.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Homes Sales.  Our home sales revenues and closings by division for the year ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Revenue	Closings	Revenue	Closings
Texas	$58,741	433	$49,270	376
Southwest	15,079	103	—	—
Southeast	—	—	—	—
Florida	—	—	—	—
Total home sales	$73,820	536	$49,270	376

Home sales revenues for the year ended December 31, 2012 were $73.8 million, an increase of $24.6 million, or 49.8%, from $49.3 million for the year ended December 31, 2011. The increase in home sales revenue is primarily due to a 160-unit increase in homes closed during 2012 as compared to 2011. We closed 536 homes during 2012 as compared to 376 homes closed during 2011. The average selling price per home delivered during 2012 was $137,724, an increase of $6,687, from $131,037 during 2011. The increase in revenues is largely a result of an increase in active community count and our expansion into new markets. In 2012, we closed home sales in an average of 6.6 communities as compared to 4.8 communities in 2011.

Management and Warranty Fees.    Management and warranty fees for the year ended December 31, 2012 were $2.4 million, an increase of $1.2 million, or 102.4%, from $1.2 million for the year ended December 31, 2011. The increases in management and warranty fees are primarily attributable to an increase in the number of active communities and the geographic expansion of the operations of the LGI/GTIS Joint Ventures.

Cost of Sales and Gross Margin (home sales revenue less cost of sales).    Cost of sales increased for the year ended December 31, 2012 to $54.5 million, an increase of $17.8 million, or 48.6%, from $36.7 million for the year ended December 31, 2011. This increase is primarily due to a 42.6% increase in home closings during 2012 as compared to 2011 and an increase in raw material prices. Our gross margin for the year ended December 31, 2012 was $19.3 million, an increase of $6.7 million, or 53.4%, from $12.6 million for the year ended December 31, 2011. The increase in our gross margin was primarily related to new communities being acquired at lower average lot costs resulting in lower basis, partially offset by increases in construction costs and other home plan changes. Gross margin as a percentage of sales slightly increased from 25.5% for the twelve months ended December 31, 2011 to 26.1% for the twelve months ended December 31, 2012.

Selling Expenses.    Selling expenses for the year ended December 31, 2012 were $7.3 million, an increase of $2.4 million, or 48.8%, from $4.9 million for the year ended December 31, 2011. This increase is largely due to the higher number of home closings and the 37.5% growth in the average number of active communities in 2012 as compared to 2011.

General and Administrative.    General and administrative expenses for the year ended December 31, 2012 were $6.1 million, an increase of $1.0 million, or 18.9%, from $5.1 million for the year ended December 31, 2011. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities in 2012 as compared to 2011. Additionally, we experienced a rapid pace of growth through the year ended December 31, 2012, and as a result, hired more employees.

Income from unconsolidated joint ventures.    Income from the LGI/GTIS Joint Ventures for the year ended December 31, 2012 was $1.5 million, an increase of $0.8 million, or 113.6%, from $0.7 million for the year ended December 31, 2011. The increase is primarily attributed to the recording of net earnings in accordance with the terms of the respective joint venture agreements. Combined net earnings of the LGI/GTIS Joint Ventures for the year ended December 31, 2012 was $10.2 million, an increase of $5.4 million, or 112.5%, from $4.8 million for the year ended December 31, 2011. The increase in earnings is primarily related to an increase in closed units from 251 for 2011 to 526 for 2012 as the LGI/GTIS Joint Ventures added additional communities in their markets. As of December 31, 2012, none of the LGI/GTIS Joint Ventures had achieved priority returns based on the terms of their respective joint venture agreements.

Income attributable to non-controlling interests.    Income attributable to non-controlling interests for the year ended December 31, 2012 was $0.2 million, a $1.0 million decrease from $1.2 million for the year ended December 31, 2011. Income attributable to non-controlling interests relates to income from the LGI Homes Sterling Lakes, LLC project, which was closed out by the end of 2012.

Operating Income and Net Income.    Operating income for the year ended December 31, 2012 was $9.9 million, an increase of $5.4 million, or 120.8%, from $4.5 million for the year ended December 31, 2011. Net income for the year ended December 31, 2012 was $9.9 million, an increase of $5.4 million, or 118.7%, from $4.5 million for the year ended December 31, 2011. The increases are primarily attributed to a 160-unit increase in homes closed during 2012 as compared to 2011.

Unaudited Pro Forma Financial Information

The following unaudited pro forma statements of operations have been developed by applying pro forma adjustments to our audited statements of operations for the years ended December 31, 2013 and 2012 and audited financial statements of the LGI/GTIS Joint Ventures, included elsewhere in this Annual Report. The unaudited pro forma statements of operations for the year ended December 31, 2013 and 2012 give effect to the GTIS Acquisitions as if they had occurred on January 1, 2012.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma financial data is presented for informational purposes only. The unaudited pro forma financial data does not purport to represent what our results of operations would have been had the GTIS Acquisitions actually occurred on the date indicated and does not purport to project our results of operations for any future period. The unaudited pro forma financial statements should be read in conjunction with the information contained in other sections of this Annual Report including “Selected Financial Data,” in our historical audited financial statements and related notes thereto, the audited financial statements of the LGI/GTIS Joint Ventures and related notes included elsewhere in this Annual report, and other sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma statements of operations.

The unaudited pro forma financial information has been prepared to give effect to the GTIS Acquisitions in accordance with ASC Topic 805, “Business Combinations.”

A fair value step-up adjustment of approximately $7.4 million was recorded to the real estate inventory in connection with the GTIS Acquisitions of which approximately $3.5 million was charged to cost of sales during the period November 13, 2013 to December 31, 2013 related to homes in inventory at November 13, 2013 that were sold by December 31, 2013. The pro forma adjustments do not reflect additional cost of sales related to the step-up adjustment since the step-up does not have a continuing impact on the Company’s results of our operations due to the short-term impact on our financial performance.

All pro forma adjustments and their underlying assumptions are described more fully in the notes to the unaudited pro forma statements of operations.

Unaudited Pro Forma Statement of Operations
for the Year Ended December 31, 2013

	LGI Homes, Inc.	LGI/GTIS Joint Ventures (1)	Adjustments		LGI Homes, Inc. Pro Forma
	(dollars in thousands)
Revenues:
Home sales	$160,067	$80,896	$—		$240,963
Management and warranty fees	2,729	—	(2,729)	(c)	—
Total revenues	162,796	80,896	(2,729)		240,963
Cost of sales	121,326	58,718	(213)	(c)	179,831
Selling expenses	15,769	7,279	—		23,048
General and administrative	13,604	3,906	(2,300)	(b)(c)	15,210
Income from unconsolidated LGI/GTIS Joint Ventures	(4,287)	—	4,287	(a)	—
Operating income	16,384	10,993	(4,503)		22,874
Interest expense	(51)	—	—		(51)
Gain on remeasurement of interest in LGI/GTIS Joint Ventures	6,446	—	(6,446)	(d)	—
Other income, net	24	75	—		99
Net income before income taxes	22,803	11,068	(10,949)		22,922
Income tax provision	(1,066)	(194)	—		(1,260)
Net income	21,737	10,874	(10,949)		21,662
Loss attributable to non-controlling interests	590	—	—		590
Net income attributable to owners	$22,327	$10,874	$(10,949)		$22,252

(1)
This column is a combination of the financial statements of LGI-GTIS Holdings, LLC, LGI-GTIS Holdings II, LLC, LGI-GTIS Holdings III, LLC and LGI-GTIS Holdings IV, LLC, for the period January 1, 2013 through November 13, 2013, each of which is presented in separate financial statements included in Item 15 of this Annual Report.

Notes to Unaudited Pro Forma Statement of Operations for Year Ended December 31, 2013

(a) Eliminates our Predecessor’s equity in the income of the LGI/GTIS Joint Ventures.

(b) Reflects amortization of the $0.7 million marketing related intangible asset (i.e., trade name rights) recorded in the GTIS Acquisitions. The trade name rights have an estimated useful life of three years based upon the timing of the majority of the forecasted revenues to be earned over the remaining development cycle of the LGI/GTIS Joint Ventures’ communities. Amortization is recorded on a straight-line basis. Pro forma amortization expense was $0.2 million for the year ended December 31, 2013.

(c) Reflects the elimination of $2.7 million of management and warranty fees our Predecessor charged to the LGI/GTIS Joint Ventures during the period pursuant to certain management services agreements. The applicable management services agreements were terminated in connection with the GTIS Acquisitions. The corresponding charges of $2.5 million and $0.2 million were recorded to general and administrative expense and cost of sales, respectively, by the LGI/GTIS Joint Ventures.

(d) Represents the elimination of gain on remeasurement of our Predecessor's equity interests in the LGI/GTIS Joint Ventures in connection with the GTIS Acquisitions. The gain on remeasurement represents the Predecessor's equity interests at fair value less the carrying value of Predecessor's equity interest using the equity method of accounting.

Unaudited Pro Forma Statement of Operations
for the Year Ended December 31, 2012

	LGI Homes, Inc.	LGI/GTIS Joint Ventures (1)	Adjustments		LGI Homes, Inc. Pro Forma
	(dollars in thousands)
Revenues:
Home sales	$73,820	$69,558	$—		$143,378
Management and warranty fees	2,401	—	(2,401)	(c)	—
Total revenues	76,221	69,558	(2,401)		143,378
Cost of sales	54,531	49,830	(132)	(c)	104,229
Selling expenses	7,269	6,101	—		13,370
General and administrative	6,096	3,306	(2,023)	(b)(c)	7,379
Income from unconsolidated LGI/GTIS Joint Ventures	(1,526)	—	1,526	(a)	—
Operating income	9,851	10,321	(1,772)		18,400
Interest expense	(1)	—	—		(1)
Other income, net	173	42	—		215
Net income before income taxes	10,023	10,363	(1,772)		18,614
Income tax provision	(155)	(187)	—		(342)
Net income	9,868	10,176	(1,772)		18,272
Income attributable to non-controlling interests	(163)	—	—		(163)
Net income attributable to owners	$9,705	$10,176	$(1,772)		$18,109

(1)
This column is a combination of the financial statements of LGI-GTIS Holdings, LLC, LGI-GTIS Holdings II, LLC, LGI-GTIS Holdings III, LLC and LGI-GTIS Holdings IV, LLC, each of which is presented in separate financial statements included in Item 15 of this Annual Report.

Notes to Unaudited Pro Forma Statement of Operations for Year Ended December 31, 2012

(a) Eliminates our Predecessor’s equity in the income of the LGI/GTIS Joint Ventures.

(b) Reflects amortization of the $0.7 million marketing related intangible asset (i.e., trade name rights) recorded in the GTIS Acquisitions. The trade name rights have an estimated useful life of three years based upon the timing of the majority of the forecasted revenues to be earned over the remaining development cycle of the LGI/GTIS Joint Ventures’ communities. Amortization is recorded on a straight-line basis. Pro forma amortization expense was $0.2 million for the year ended December 31, 2012.

(c) Reflects the elimination of $2.4 million of management and warranty fees our Predecessor charged to the LGI/GTIS Joint Ventures during the period pursuant to certain management services agreements. The applicable management services agreements were terminated in connection with the GTIS Acquisitions. The corresponding charges of $2.3 million and $0.1 million were recorded to general and administrative expense and cost of sales, respectively, by the LGI/GTIS Joint Ventures.

Supplemental Management's Discussion and Analysis
Pro Forma Year Ended December 31, 2013 Compared to Pro Forma Year Ended December 31, 2012
Pro forma Homes Sales.  Our pro forma home sales revenues and closings by division for the year ended December 31, 2013 and 2012, were as follows (dollars in thousands, unless otherwise stated):

	Pro Forma Year Ended December 31,
	2013		2012
	Revenues	Closings	Revenues	Closings
Texas	$201,121	1,358	$128,299	959
Southwest	26,191	170	15,079	103
Southeast	1,851	12	—	—
Florida	11,800	77	—	—
Total home sales	$240,963	1,617	$143,378	1,062

Other Operating Financial Data	2013	2012
Active communities during period (1)	19.4	11.4
Active communities at end of period	25	15
Average sales price of homes closed (in whole dollars)	$149,018	$135,008
Gross margin (2)	$61,132	$39,149
Gross margin % (3)	25.4%	27.3%

(1)
With respect to the years ended December 31, 2013 and 2012, defined as the sum of the number of communities in which we were closing homes as of the first day of the year and the last day of each quarter during the year divided by five.

(2)	Gross margin is home sales revenue less cost of sales.

(3)	Calculated as a percentage of home sales revenue.

 Pro forma home sales revenues for the year ended December 31, 2013 was $241.0 million, an increase of $97.6 million, or 68.1%, from $143.4 million for the year ended December 31, 2012. The increase in pro forma home sales revenues is primarily due to a 52.3% increase in pro forma homes closed and an increase in the pro forma average home sales price per home during 2013 as compared to 2012. We closed 1,617 homes during 2013, as compared to 1,062 homes closed during 2012. The pro forma average home sales price for 2013 was $149,018, an increase of $14,010, or 10.4%, from the pro forma average home sales price of $135,008 for 2012. During 2013, we averaged 19.4 active communities on a pro forma basis as compared to 11.4 for 2012, a 70.2% increase.
Pro forma Cost of Sales and Gross Margin (pro forma home sales revenue less pro forma cost of sales).  Pro forma cost of sales for the year ended December 31, 2013 was 179.8 million, an increase of $75.6 million, or 72.5%, from $104.2 million for the year ended December 31, 2012. This increase is primarily due to a 555-unit, or 52.3%, increase in pro forma homes closed for the year ended December 31, 2013 as compared to the year ended December 31, 2012. In addition, pro forma costs of sales for the year ended December 31, 2013, include $3.5 million related to the fair value step-up adjustment for real estate inventory sold in 2013 after the GTIS Acquisitions. Pro forma gross margin for 2013 was $61.1 million, an increase of $22.0 million, or 56.2%, from $39.1 million for 2012. Pro forma gross margin as a percentage of sales was 25.4% for 2013 as compared to 27.3% for 2012. The decrease in pro forma gross margin as a percentage of sales reflects the higher average home sales prices offset by increased construction costs, higher developed lot costs, investments in new markets, and the transition between communities within existing markets.
Pro forma Selling Expenses.  Pro forma selling expenses as a percentage of pro forma home sales revenues were 9.6% and 9.3% for the years ended December 31, 2013 and 2012, respectively. The increase of pro forma selling expenses as a percentage of pro forma home sales revenue was primarily due to startup expenses related to new community openings, outside commissions, and direct mail and internet marketing. Pro forma selling expenses for 2013 were $23.0 million, an increase of $9.7 million, or 72.4%, from $13.4 million for 2012. This increase is largely due to the higher number of pro forma home closings and the growth in active communities for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Pro forma sales commissions increased to $8.0 million from $4.7 million and pro forma advertising and direct mail costs were $4.9 million for the year ended December 31, 2013 as compared to $3.3 million for the year ended December 31, 2012, respectively.
Pro forma General and Administrative.  Pro forma general and administrative expenses as a percentage of pro forma home sales revenues were 6.3% and 5.1% for the years ended December 31, 2013 and 2012, respectively. Pro forma general and administrative expenses for 2013 were $15.2 million, an increase of $7.8 million, or 106.1%, from $7.4 million for 2012. The increase in pro forma general and administrative expenses is partially due to the higher number of pro forma home closings and active communities for 2013 as compared to 2012. As a result of the increased number of active communities, we hired more employees and acquired additional office space. In addition, approximately $3.2 million of the $7.8 million increase during 2013, was attributable to accounting and professional fees and expenses incurred in connection with the Reorganization Transactions and financial reporting for the IPO.
Pro forma Operating Income and Pro forma Net Income.  Pro forma operating income for the year ended December 31, 2013 was $22.9 million, an increase of $4.5 million, or 24.3%, from $18.4 million for the year ended December 31, 2012. Net income for the year ended December 31, 2013 was $21.7 million, an increase of $3.4 million, or 18.6%, from $18.3 million for the year ended December 31, 2012. The increase is primarily attributed to a 555-unit increase in pro forma homes closed during 2013 as compared to 2012, net of increased expenses associated with new communities and additional professional service fees and expenses incurred in connection with the reorganization transactions and financial reporting for the IPO.

Non-GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we have provided information in this Annual Report on Form 10-K relating to “adjusted gross margin,” and “adjusted EBITDA.”

Adjusted gross margin

Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin less capitalized interest and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes this information is useful because it isolates the impact that capitalized interest and purchase accounting adjustments have on gross margin. However, because adjusted gross margin information excludes capitalized interest and purchase accounting adjustment, which have real economic effects and could impact our results, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance.

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Pro Forma
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2011
Home sales	$240,963	$143,378	$160,067	$73,820	$49,270
Cost of sales	179,831	104,229	121,326	54,531	36,700
Gross margin	61,132	39,149	38,741	19,289	12,570
Purchase accounting adjustment (a)	3,526	—	3,526	—	—
Capitalized interest charged to cost of sales	1,104	947	1,104	947	1,463
Adjusted gross margin	$65,762	$40,096	$43,371	$20,236	$14,033
Gross margin % (b)	25.4%	27.3%	24.2%	26.1%	25.5%
Adjusted gross margin % (b)	27.3%	28.0%	27.1%	27.4%	28.5%

(a)
This adjustment results from the application of purchase accounting in connection with the GTIS Acquisitions and represents the amount of the fair value step-up adjustment to real estate inventory sold after the GTIS Acquisitions.

(b)	Calculated as a percentage of home sales revenues.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) other income, net and (vi) adjustments resulting from the application of purchase accounting in connection with the GTIS Acquisitions. Our management believes that the presentation of adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Other companies may define adjusted EBITDA differently and, as a result, our measure of adjusted EBITDA may not be directly comparable to adjusted EBITDA of other companies. Although we use adjusted EBITDA as a financial measure to assess the performance of our business, the use of adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Our adjusted EBITDA is limited as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Adjusted EBITDA is not intended as an alternative to net income as an indicator of our operating performance, as an alternative to any other measure of performance in conformity with GAAP or as an alternative to cash flows as a measure of liquidity. You should therefore not place undue reliance on our adjusted EBITDA calculated using this measure. Our GAAP-based measures can be found in our consolidated financial statements and related notes included elsewhere in this Annual Report.

The following table reconciles adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Pro Forma
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2011
Net income	$21,662	$18,271	$21,737	$9,868	$4,512
Interest expense	51	1	51	1	28
Income taxes	1,260	342	1,066	155	126
Depreciation and amortization	573	498	264	185	80
Capitalized interest charged to cost of sales	1,104	947	1,104	947	1,463
Purchase accounting adjustment (a)	3,773	247	3,557	—	—
Gain on remeasurement of interest in LGI/GTIS Joint Ventures (b)	—	—	(6,446)	—	—
Other income, net	(99)	(215)	(24)	(173)	(204)
Adjusted EBITDA	$28,324	$20,091	$21,309	$10,983	$6,005
Adjusted EBITDA margin % (c)	11.8%	14.0%	13.3%	14.9%	12.2%

(a)
This adjustment results from the application of purchase accounting in connection with the GTIS Acquisitions and represents the amount of the fair value step-up adjustment to real estate inventory sold after the GTIS Acquisitions and amortization expense related to the marketing intangible asset for all applicable periods presented.

(b)	This adjustment results from the non-recurring gain recognized by us on the remeasurement of the Predecessor’s equity interest in the LGI/GTIS Joint Ventures in connection with the GTIS Acquisitions.

(c)	Calculated as a percentage of home sales revenues.

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

Backlog Data	Year Ended December 31,
	2013	2012	2011
Net orders (1)	1,080	563	392
Cancellation rate (2)	23.5%	26.6%	45.5%
Ending backlog – homes (3)	190	67	40
Ending backlog – value (3)	$30,095	$9,822	$5,607

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that have met our preliminary financing criteria but have not yet closed. Ending backlog is valued at the contract amount.

Land Acquisition Policies and Development

See discussion included in “Business—Land Acquisition Policies and Development.”

Homes in Inventory

See discussion included in “Business—Homes in Inventory.”

Raw Materials

See discussion included in “Business—Raw Materials.”

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

Liquidity and Capital Resources

Overview

As of December 31, 2013, we had $54.1 million of cash and cash equivalents. In November 2013, we completed our IPO and issued 10,350,000 shares of common stock at a price to the public of $11.00 per share generating net proceeds of approximately $102.6 million before the subsequent cash payment of approximately $36.9 million as part of the GTIS Acquisitions.

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

We rely on our ability to finance our operations by generating operating cash flows, borrowing under our secured revolving credit facilities and/or will consider accessing the debt and equity capital markets as part of our ongoing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.

We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, and cash expected to be available from our secured revolving credit facilities, including any future modifications.

Secured Revolving Credit Facilities
On January 30, 2014, certain subsidiaries (the "Borrowers") of the Company entered into a Second Amended and Restated Loan Agreement with Texas Capital Bank (the "Amended Credit Agreement"). The Amended Credit Agreement provides for a $50.0 million senior secured revolving credit facility, guaranteed by the Company. The new revolving credit facility matures on June 30, 2016. Borrowings under the new revolving credit facility are limited to the borrowing base, which is determined based on the loan value of the pool of collateral in which the lender has a security interest. The Company may add vacant lots, houses, land and acquisition and development projects to its pool of collateral through June 30, 2015. Pre-sold houses may remain in the borrowing base for up to nine months while model homes, speculative homes and vacant lots may remain in the borrowing base for up to one year.

The Amended Credit Agreement includes financial covenants that will be tested on a quarterly basis. The Amended Credit Agreement requires the Borrowers to maintain a net worth of not less than $35.0 million and the Company, as guarantor, to maintain a tangible net worth of not less than $125.0 million. The Amended Credit Agreement also requires the Borrowers to maintain a leverage ratio of not more than 1.25 to 1.0 and the Company, as guarantor, to maintain a leverage ratio of not more than 1.0 to 1.0. The Borrowers are required under the Amended Credit Agreement to maintain liquidity in excess of $10.0 million and unrestricted cash of not less than $5.0 million. The Amended Credit Agreement requires that the Borrowers shall not suffer net losses in more than two consecutive calendar quarters. In addition, the Amended Credit Agreement contains various covenants that, among other restrictions, limit the amount of additional debt and related party transactions.

As of December 31, 2013, we were party to two secured revolving credit facilities (the "Former Credit Facilities") with Texas Capital Bank, N.A., aggregating borrowings of up to $37.0 million to purchase and develop land parcels and construct new homes.

Borrowings under the Former Credit Facilities were limited to the individual facility’s borrowing base, which was determined based on the loan value of the pool of collateral in which the lenders had a security interest. Vacant lots and homes generally remained in the borrowing base for up to one year. As of December 31, 2013, the borrowing base amounts under the Former Credit Facilities totaled $37.0 million, of which $35.5 million was outstanding and $1.5 million was available (based on collateral available to borrow).

Interest on amounts borrowed is paid monthly at a rate based on LIBOR, with an interest rate floor at December 31, 2013 of 4.0%. As of December 31, 2013, the interest rate under the Former Credit Facilities was LIBOR plus 4.0%.

The Former Credit Facilities generally required the applicable borrower and guarantor or guarantors to maintain certain net worth, liquidity, and leverage ratios and in some cases, include restrictive covenants related to transfer of control of the borrower. We obtained a waiver from Texas Capital Bank, N.A. to complete the reorganization transactions and the IPO. As of December 31, 2013, the managing member of LGI Homes Group, LLC was in compliance with this covenant. As of December 31, 2013, we were in compliance with all financial and non-financial covenants contained in the Former Credit Facilities.

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

Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, and our share of responsibility for financial guarantee arrangements with our joint ventures, totaled $0.4 million as of December 31, 2013. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds, letters of credit or financial guarantees as of December 31, 2013 will be drawn upon.

Cash Flows

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Net cash used in operating activities during the year ended December 31, 2013 was $54.5 million as compared to $4.7 million during the year ended December 31, 2012. The $49.8 million increase in net cash used in operating activities was primarily attributable to a $58.6 million net increase in land and finished lots inventory for the year ended December 31, 2013 as compared to the year ended December 31, 2012. We made land and finished lot purchases in all of our regions, including Texas, Arizona, Florida, Georgia and New Mexico, with the majority of purchases in Texas. The net cash used in operating activities is also offset by an $11.9 million increase in net income.

Net cash used in investing activities was $31.3 million during the year ended December 31, 2013 compared to $2.6 million used in investing activities during the same period in 2012. The increase in cash used in investing activities is primarily the result of the net cash payment of $30.1 million associated with the GTIS Acquisitions.

Net cash provided by financing activities totaled $132.7 million during the year ended December 31, 2013 compared to $9.3 million during the same period in 2012. The increase in net cash provided by financing activities is primarily due to $113.9 million of proceeds received from the sale of stock in the IPO net of $11.2 million of underwriting discounts and commissions and offering related expenses, $15.8 million of contributions received from non-controlling interests, and a $20.9 million net increase in outstanding notes payable.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Net cash used in operating activities was $4.7 million in 2012 and net cash of $9.6 million was provided by operating activities in 2011. Net cash used for the year ended December 31, 2012 was primarily related to the purchase of land, lots and direct construction costs of $16.0 million during 2012. We made purchases in Texas and Arizona with the majority purchased in Texas. This increase in cash used in operating activities was partially offset by $9.9 million in net income and an increase in accounts payable due to increases in work in progress at the end of the year. Net cash provided by operating activities during 2011 was primarily attributable to $7.8 million of cash generated by the closing of several communities.

Net cash used in investing activities was $2.6 million in 2012 compared to $1.7 million used in investing activities in 2011. The increase in cash used in investing activities is primarily the result of investments of capital in the unconsolidated joint ventures.

Net cash provided by financing activities totaled $9.3 million in 2012 compared to net cash used in financing activities of $8.0 million in 2011. The increase in net cash provided by financing activities is primarily due to the increase in proceeds from notes payable, offset by the increase in distributions to non-controlling interests during 2012 for the closeout of LGI Homes - Sterling Lakes, LLC. Net cash used in financing activities in 2011 reflects net cash paid on outstanding debt and distributions to owners.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial obligations to the land seller. As of December 31, 2013, we had $3.0 million of cash deposits pertaining to land option contracts and purchase contracts for 8,214 lots with an aggregate remaining purchase price of $111.1 million.

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

Inflation

Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to home buyers.

Contractual Obligations Table

The following is a summary of our contractual obligations as of December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings:
Long-term debt (a)	$35,535	$35,535	$—	$—	$—
Interest and fees (b)	2,230	1,887	343	—	—
Consulting agreement (c)	283	100	183	—	—
Project Contribution (d)	128	128	—	—	—
Operating leases	1,984	381	838	758	7
Total	$40,160	$38,031	$1,364	$758	$7

(a)
Represent borrowings under our credit facilities which are limited to the individual facility's borrowing base, which is determined based on the loan value of the pool of collateral in which the lenders have a security interest. Vacant lots and homes generally may remain in the borrowing base for up to one year. Consequently, maturities are presented based on the pool of collateral only being qualifying assets under the borrowing base for a maximum one year time frame. On January 30, 2014, we entered into a Second Amended and Restated Loan Agreement with Texas Capital Bank. The agreement provides for a $50.0 million senior secured revolving credit facility. The new facility matures on June 30, 2016 and still stipulates that speculative homes and vacant lots may remain in the borrowing base for up to one year. See Note 9 "Notes Payable" to our consolidated financial statements included in Part II Item 15 of this Annual Report on Form 10-K for additional information regarding our long-term debt.

(b)
Interest on our credit facilities accrues at defined variable rates based on LIBOR with a floor rate of 4.0% as of December 31, 2013. The obligations represent estimated interest using the floor rate of 4.0% on the borrowings outstanding as of December 31, 2013, plus estimated bank fees during the term of the credit facility. Under the new facility, the credit facility fee is $250,000 per year through June 2016, the maturity date.

(c)	Agreement requires monthly installments of $8,333 through October 2016. This is a non-interest bearing obligation.

(d)	Agreed upon contribution to a fire station project in our Sunrise Meadow community, paid in February 2014.

Critical Accounting Policies

Discussed below are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant judgment in their application.

Revenue Recognition

Home Sales. In accordance with ASC Topic 360—20, Real Estate Sales, revenues from home sales are recorded at the time each home sale is closed, title and possession are transferred to the buyer, and we have no significant continuing involvement with the home. Home sales proceeds are generally received from the title company within a few days from closing. Home sales are reported net of sales discounts and incentives granted to homebuyers, which are primarily seller-paid closing costs. The profit we record on each home sale is based on the calculation of cost of sales, which is dependent on our allocation of costs, as described in more detail in “—Real Estate Inventory and Cost of Home Sales” below.

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

Impairment of Real Estate Inventories. In accordance with the ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales prices and/or margins are trending downward and are anticipated to continue to trend downward. Due largely to the relatively short development and construction periods for our communities and our growth, we have not experienced circumstances during 2012 or 2013, that are indicators of impairment. Our future sales and margins may be impacted by our inability to realize continued growth, local economic factors, pressure on home sales prices, and insufficient access to labor and materials at reasonable costs. For individual communities with indicators of impairment, we perform additional analysis to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the asset, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model; changes to the expected cash flows may lead to changes in the outcome of our impairment analysis.

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

Impairment of land and land under development. For raw land, land under development and completed lots that our management anticipates will be utilized for future homebuilding activities, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales, consistent with the evaluation of operating communities discussed above. As of December 31, 2013, we had not identified any raw land, land under development or completed lots that management intends to market for sale to a third party.

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

Estimated future direct warranty costs are accrued and charged to cost of sales in connection with our home sales and our obligation to fund warranty costs of the LGI/GTIS Joint Ventures under the respective management services agreements. We collected a warranty fee of $250 from the LGI/GTIS Joint Ventures upon the closing of the sale of each home by the relevant LGI/GTIS Joint Venture through November 13, 2013, on which date the management services agreements were terminated. Our warranty liability is based upon historical warranty cost experience on a per house basis established based on (i) trends in historical warranty payment levels, (ii) the historical range of amounts paid per house, (iii) any warranty expenditures not considered to be normal and recurring and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built, the geographic areas in which they are built, and potential impacts of our expansion. Our analysis also considers improvements in quality control and construction techniques expected to impact future warranty expenditures and the expertise of our personnel. Our warranty reserves are reviewed quarterly to assess the reasonableness and adequacy and make adjustments to the balance of the pre-existing reserves, as needed, to reflect changes in trends and historical data as information becomes available.

Business Combinations

We account for businesses we acquire in accordance with ASC Topic 805, Business Combinations. Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. Any purchase price paid in excess of the net fair values of tangible and identified intangible assets less liabilities assumed is recorded as goodwill. Our reported income from an acquired company includes the operations of the acquired company from the effective date of acquisition.

Goodwill

We record goodwill associated with our acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. We evaluate our goodwill balances for potential impairment on an annual basis. The current guidance allows an entity to assess qualitatively whether it is necessary to perform step one of a prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required.

Taxes
See Note 3, Significant Accounting Policies - Income Taxes, in the consolidated financial statements in this Annual Report on Form 10-K for discussion of the Company's accounting policies for taxes.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Thus, we are not required to provide more than two years of audited financial statements, selected financial data and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report. For as long as we are an emerging growth company, unlike other public companies, we will not be required to:

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

In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2013. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” in Item 1A. Risk Factors.
As of December 31, 2013, we had $35.5 million of variable rate indebtedness outstanding under our secured credit facilities. All of the outstanding borrowings under the Amended Credit Agreement and the Former Credit Facilities are and were at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of December 31, 2013 was 4.0%, the floor rate of the Former Credit Facility. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $0.4 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the financial statements of LGI Homes, Inc., listed in Item 15 beginning on page F-1 of this Annual Report on Form 10-K and which are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Assessment on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and the exemption available to the Company as an emerging growth company.
Changes in Internal Controls
Other than in connection with our transition from a private company to a public company, no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2014 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2014 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2014 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2014 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2014 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)    Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
LGI Homes, Inc. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	F-3
Consolidated Statements of Equity from January 1, 2011 to December 31, 2013	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-5
Notes to the Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011	F-6

LGI-GTIS Holdings, LLC and Subsidiaries Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-28
Consolidated Balance Sheets as of November 13, 2013 and December 31, 2012	F-29
Consolidated Statements of Operations for the period ended November 13, 2013, and the years ended December 31, 2012 and 2011	F-30
Consolidated Statements of Members’ Equity from January 1, 2011 to November 13, 2013	F-31
Consolidated Statements of Cash Flows for the period ended November 13, 2013, and the years ended December 31, 2012 and 2011	F-32
Notes to the Consolidated Financial Statements for the period ended November 13, 2013, and the years ended December 31, 2012 and 2011	F-33

LGI-GTIS Holdings II, LLC and Subsidiaries Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-40
Consolidated Balance Sheets as of November 13, 2013 and December 31, 2012	F-41
Consolidated Statements of Operations for the period ended November 13, 2013, and the years ended December 31, 2012 and 2011	F-42
Consolidated Statements of Members’ Equity from January 1, 2011 to November 13, 2013	F-43
Consolidated Statements of Cash Flows for the period ended November 13, 2013, and the years ended December 31, 2012 and 2011	F-44
Notes to the Consolidated Financial Statements for the period ended November 13, 2013, and the years ended December 31, 2012 and 2011	F-45

LGI-GTIS Holdings III, LLC and Subsidiaries Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-51
Consolidated Balance Sheets as of November 13, 2013 and December 31, 2012	F-52
Consolidated Statements of Operations for the period ended November 13, 2013, the year ended December 31, 2012, and the period March 2, 2011 (inception) through December 31, 2011	F-53
Consolidated Statements of Members’ Equity from March 2, 2011 (inception) to November 13, 2013	F-54
Consolidated Statements of Cash Flows for the period ended November 13, 2013, the year ended December 31, 2012 and the period March 2, 2011 (inception) through December 31, 2011	F-55

Notes to the Consolidated Financial Statements for the period ended November 13, 2013, the year ended December 31, 2012 and the period March 2, 2011 (inception) through December 31, 2011	F-56

LGI-GTIS Holdings IV, LLC and Subsidiaries Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-62
Consolidated Balance Sheets as of November 13, 2013 and December 31, 2012	F-63
Consolidated Statements of Operations for the period ended November 13, 2013, and the period October 31, 2012 (inception) through December 31, 2012	F-64
Consolidated Statements of Members’ Equity from October 31, 2012 (inception) to November 13, 2013	F-65
Consolidated Statements of Cash Flows for the period ended November 13, 2013, and the period October 31, 2012 (inception) through December 31, 2012	F-66
Notes to the Consolidated Financial Statements for the period ended November 13, 2013, and the period October 31, 2012 (inception) through December 31, 2012	F-67

(2)	Financial Statement Schedules
All schedules are omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and related notes thereto.

(3)	Exhibits

The exhibits filed or furnished as part of this annual report on Form 10-K are listed in the Index to Exhibits immediately preceding those exhibits, which Index is incorporated in this Item by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of LGI Homes, Inc.
We have audited the accompanying consolidated balance sheets of LGI Homes, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  With respect to the period from January 1, 2013 through November 13, 2013 and for the years ended December 31, 2012 and 2011, we did not audit the financial statements of:  LGI - GTIS Holdings, LLC; LGI - GTIS Holdings II, LLC; LGI - GTIS Holdings III, LLC; and LGI- GTIS Holdings IV, LLC (collectively GTIS Entities), which entities are limited liability companies in which the Company had equity interests. In the consolidated financial statements, the Company’s combined investment in the GTIS Entities is stated at $4,446,302 as of December 31, 2012, and the Company’s equity in the net income of the GTIS Entities is stated at $4,286,639, $1,526,464, and $714,758 for the period from January 1, 2013 through November 13, 2013 and for the years ended December 31, 2012 and December 31, 2011, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the GTIS Entities, is based solely on the reports of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LGI Homes, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Houston, Texas
March 31, 2014

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$54,068,733	$7,069,471
Accounts receivable	5,401,851	922,897
Accounts receivable, related parties	28,236	1,026,925
Real estate inventory	141,982,744	28,489,191
Pre-acquisition costs and deposits	3,703,293	997,875
Investments in unconsolidated LGI/GTIS Joint Ventures	—	4,446,302
Deferred taxes, net	287,781	—
Property and equipment, net	844,707	719,390
Other assets	1,964,631	1,884,100
Goodwill and intangible assets, net	12,727,608	—
Total assets	$221,009,584	$45,556,151

LIABILITIES AND EQUITY
Accounts payable	$14,000,155	$3,090,890
Accounts payable, related parties	—	108,577
Accrued expenses and other liabilities	7,100,218	2,176,945
Notes payable	35,535,260	14,968,762
Total liabilities	56,635,633	20,345,174
COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 20,763,449 issued and outstanding as of December 31, 2013	207,634
Additional paid-in capital	157,056,191
Retained earnings	7,110,126
Owners’ equity		25,210,977
Non-controlling interests	—	—
Total equity	164,373,951	25,210,977
Total liabilities and equity	$221,009,584	$45,556,151

See accompanying notes to the consolidated financial statements

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012	2011

Revenues:
Home sales	$160,067,139	$73,820,028	$49,269,971
Management and warranty fees	2,728,563	2,401,013	1,186,188
Total revenues	162,795,702	76,221,041	50,456,159
Cost of sales	121,325,536	54,530,971	36,699,505
Selling expenses	15,768,575	7,269,331	4,884,310
General and administrative	13,604,160	6,096,114	5,125,331
Income from unconsolidated LGI/GTIS Joint Ventures	(4,286,639)	(1,526,464)	(714,758)
Operating income	16,384,070	9,851,089	4,461,771
Interest expense, net	(50,946)	(1,234)	(28,152)
Gain on remeasurement of interests in LGI/GTIS Joint Ventures	6,445,964	—	—
Other income, net	24,239	172,785	203,677
Net income before income taxes	22,803,327	10,022,640	4,637,296
Income tax provision	(1,066,072)	(154,542)	(124,891)
Net income	21,737,255	9,868,098	4,512,405
(Income) loss attributable to non-controlling interests	589,818	(162,969)	(1,161,986)
Net income attributable to owners	$22,327,073	$9,705,129	$3,350,419
Basic and diluted earnings per share data for the period November 13, 2013 to December 31, 2013 post Reorganization Transactions (see Note 11):
Basic	$0.34
Diluted	$0.34

Weighted average number of shares of common stock for the period November 13, 2013 to December 31, 2013 post Reorganization Transactions (see Note 11):
Basic	20,763,449
Diluted	20,834,124

See accompanying notes to the consolidated financial statements

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Owners’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE—January 1, 2011	—	$—	$—	$—	$11,050,313	$715,632	$11,765,945
Net income	—	—	—	—	3,350,419	1,161,986	4,512,405
Contributions	—	—	—	—	4,360,000	404,175	4,764,175
Distributions	—	—	—	—	(5,770,000)	(637,500)	(6,407,500)
BALANCE—December 31, 2011	—	$—	$—	$—	$12,990,732	$1,644,293	$14,635,025
Net income	—	—	—	—	9,705,129	162,969	9,868,098
Contributions	—	—	—	—	6,650,000	—	6,650,000
Distributions	—	—	—	—	(4,134,884)	(1,807,262)	(5,942,146)
BALANCE—December 31, 2012	—	$—	$—	$—	$25,210,977	$—	$25,210,977
Net income (loss) before Reorganization Transactions (Note 1)	—	—	—	—	15,216,947	(589,818)	14,627,129
Contributions	—	—	—	—	2,535,000	15,797,250	18,332,250
Distributions	—	—	—	—	(9,111,206)	—	(9,111,206)
Issuance of shares in connection with formation of LGI Homes, Inc., July 9, 2013	1,000	10	990	—	—	—	1,000
Issuance of shares in connection with Reorganization Transactions	10,003,358	100,034	48,959,116	—	(33,851,718)	(15,207,432)	—
Issuance of restricted stock units in settlement of accrued bonuses	—	—	1,026,465	—	—	—	1,026,465
Compensation expense for equity awards	—	—	42,814	—	—	—	42,814
Issuance of shares in Initial public offering, net of underwriting fees and offering expenses of $11,215,604	10,350,000	103,500	102,530,896	—	—	—	102,634,396
Issuance of shares for GTIS Acquisitions	409,091	4,090	4,495,910	—	—	—	4,500,000
Net income post Reorganization Transactions	—	—	—	7,110,126	—	—	7,110,126
BALANCE—December 31, 2013	20,763,449	$207,634	$157,056,191	$7,110,126	$—	$—	$164,373,951

See accompanying notes to the consolidated financial statements

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$21,737,255	$9,868,098	$4,512,405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated LGI/GTIS Joint Ventures	(4,286,639)	(1,526,464)	(714,758)
Distributions from unconsolidated LGI/GTIS Joint Ventures	4,413,972	1,545,437	607,500
Gain on remeasurement of interests in LGI/GTIS Joint Ventures	(6,445,964)	—	—
Depreciation and amortization	291,611	185,120	79,747
Gain on settlement of debt	(8,614)	—	—
Loss on disposal of assets	55,641	—	—
Settlement of accrued bonuses with restricted stock units	1,026,465	—	—
Compensation expense for equity awards	42,814	—	—
Deferred income taxes	(287,781)	—	—
Changes in assets and liabilities:
Accounts receivable	(3,870,924)	(204,905)	(429,827)
(Receivables from) payables to related parties, net	264,908	(634,728)	(147,921)
Real estate inventory	(74,595,550)	(15,963,517)	7,751,795
Pre-acquisition costs and deposits	(2,705,418)	(425,802)	(241,041)
Other assets	21,218	(311,595)	(898,550)
Accounts payable	5,827,258	1,669,644	(6,403)
Accrued expenses and other liabilities	4,031,268	1,145,343	(958,171)
Net cash provided by (used in) operating activities	(54,488,480)	(4,653,369)	9,554,776
Cash flows from investing activities:
Capital investments in unconsolidated LGI/GTIS Joint Ventures	(927,977)	(2,244,047)	(1,299,189)
Capital distributions from unconsolidated LGI/GTIS Joint Ventures	457,907	33,313	—
Proceeds from disposal of assets	34,647	177	14,713
Purchases of property and equipment	(684,448)	(434,886)	(451,214)
Payment for remaining interests in unconsolidated LGI/GTIS Joint Ventures, net of cash acquired	(30,139,023)	—	—
Net cash used in investing activities	(31,258,894)	(2,645,443)	(1,735,690)
Cash flows from financing activities:
Proceeds from notes payable	72,931,978	46,364,607	26,156,379
Payments on notes payable	(52,041,782)	(37,810,361)	(32,483,236)
Contributions from owners	2,535,000	6,650,000	4,360,000
Distributions to owners	(9,111,206)	(4,134,884)	(5,770,000)
Proceeds from sale of stock, net of offering expenses	102,635,396	—	—
Contributions from non-controlling interests	15,797,250	—	404,175
Distributions to non-controlling interests	—	(1,807,262)	(637,500)
Net cash provided by (used in) financing activities	132,746,636	9,262,100	(7,970,182)
Net increase (decrease) in cash and cash equivalents	46,999,262	1,963,288	(151,096)
Cash and cash equivalents, beginning of year	7,069,471	5,106,183	5,257,279
Cash and cash equivalents, end of year	$54,068,733	$7,069,471	$5,106,183

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BUSINESS
Organization and Description of the Business
LGI Homes, Inc. a Delaware corporation (the “Company”), was organized on July 9, 2013 as a holding company for the purposes of facilitating the initial public offering (the "IPO") of its common stock in November 2013.
LGI Homes, Inc.'s principal business is the development of communities and the design and construction of homes. At December 31, 2013, the Company had operations in Texas, Arizona, Florida, Georgia and New Mexico.
Initial Public Offering and Reorganization Transactions
On November 13, 2013, LGI Homes, Inc. completed the IPO of its common stock. In the IPO, LGI Homes, Inc. issued and sold 10,350,000 shares of its common stock at a price to the public of $11.00 per share and received net proceeds of $102.6 million after deducting underwriting discounts and commissions of $8.0 million and other offering expenses of approximately $3.2 million.
In conjunction with the IPO, the Company completed the reorganization of LGI Homes Group, LLC and LGI Homes Corporate, LLC and their consolidated subsidiaries and variable interest entities, as well as LGI Homes II, LLC (formerly LGI Homes, Ltd.), LGI Homes - Sunrise Meadow, LLC (formerly LGI Homes - Sunrise Meadow, Ltd.), LGI Homes - Canyon Crossing, LLC (formerly LGI Homes - Canyon Crossing, Ltd.), and LGI Homes - Deer Creek, LLC, (collectively, the "Predecessor") into LGI Homes, Inc. (the "Reorganization Transactions"). A total of 10,003,358 shares of the Company’s common stock were issued to the owners of the entities that make up the Predecessor, including the issuance of 2,161,580 shares of the Company’s common stock to the non-controlling interests in LGI Fund III Holdings, LLC, a consolidated variable interest entity of the Predecessor.
Immediate family members, a father and son (the "Family Principals"), individually or jointly owned more than 50% of the voting ownership interest of each entity comprising the Predecessor. The Predecessor entities and the Company were under common management, operated in the same business, and were controlled by the Family Principals immediately before and after the Reorganization Transactions. Following the reorganization, the entities that comprised the Predecessor are wholly-owned subsidiaries of the Company. The Reorganization Transactions were accounted for at the transaction date as a consolidation of entities under common control. In addition, since the Predecessor controlled LGI Fund III Holdings, LLC before and after the IPO, the Company accounted for the acquisition of the non-controlling interests as an equity transaction. The accompanying consolidated financial statements present the historical financial statements of the Predecessor as though they were owned by LGI Homes, Inc. prior to the Reorganization Transactions.
Prior to the Reorganization Transactions, the Predecessor consisted of limited liability companies and limited partnerships, all of which were treated as partnerships for income tax purposes. However, as a result of the Reorganization Transactions, the deferred tax assets and liabilities attributable to the Predecessor were recorded since the entities are now taxable as subsidiaries of a corporation. As a result of this tax status change, the Company recorded an incremental net deferred tax liability and a one-time non-cash tax expense of approximately $0.2 million. See Note 10 for further discussion.

2.     ACQUISITION OF LGI/GTIS JOINT VENTURE PARTNERS' INTERESTS
Concurrent with the IPO on November 13, 2013, the Company acquired from GTIS Partners, LP and its affiliated entities (“GTIS”) all of GTIS’ equity interests in four unconsolidated joint ventures with the Predecessor, namely LGI-JV Holdings, LLC (formerly LGI-GTIS Holdings, LLC), LIG-JV Holdings II, LLC (formerly LGI-GTIS Holdings II, LLC), LGI-JV Holdings III, LLC (formerly LGI-GTIS Holdings III, LLC) and LGI-JV Holdings IV, LLC (formerly LGI-GTIS Holdings IV, LLC) (collectively, the “LGI/GTIS Joint Ventures”), in exchange for aggregate consideration of $41.3 million, consisting of cash of approximately $36.8 million and 409,091 shares of the Company’s common stock valued at $4.5 million on the IPO date (the "GTIS Acquisitions"). As discussed at Note 6, the LGI/GTIS Joint Ventures have historically been accounted for as unconsolidated joint ventures under the equity method of accounting. As a result of the GTIS Acquisitions, the Company began consolidating the entities. As required by ASC Topic 805, Business Combinations ("ASC Topic 805"), the acquired assets and assumed liabilities have been accounted for at fair value and the Predecessor’s historical interests in the joint ventures have been remeasured at fair value.
The enterprise fair value of the LGI/GTIS Joint Ventures was determined using a discounted cash flow model and totaled approximately $46.5 million as of November 13, 2013. This fair value measurement is based on significant inputs that are not observable in the market and, therefore, represents a Level 3 measurement as defined in ASC Topic 820, Fair Value

Measurements and Disclosures. The pre-tax discount rates used in determining fair value ranged from 14-18% depending on the length of the remaining development cycle of the communities in each joint venture.
The enterprise fair value was allocated between the Predecessor and other members based on the distribution allocations established in the respective joint venture agreements. The amounts allocable to the Predecessor totaled $15.0 million. The stand-alone values of the Predecessor’s equity interests in the LGI/GTIS Joint Ventures total $11.2 million and were estimated by applying a lack of control and marketability discount of 25% to the Predecessor’s allocation of the enterprise fair value. Management believes the lack of control and marketability discount of 25% is appropriate given the Predecessor’s shared control of the LGI/GTIS Joint Ventures. A gain of $6.4 million was recognized by the Company on the remeasurement of the Predecessor’s equity interest in the LGI/GTIS Joint Ventures in connection with the GTIS Acquisitions.
In accordance with ASC Topic 805, the assets and liabilities of the LGI/GTIS Joint Ventures have been recorded at fair value. The fair value of the cash and cash equivalents, other assets, accounts payable, and accrued and other liabilities of the LGI/GTIS Joint Ventures as of November 13, 2013, approximated their historical carrying values given the short-term nature of these assets and liabilities.
The Company determined the fair value of real estate inventory by community by asset primarily using a combination of the sales comparison and cost approaches, as appropriate based on the type of asset and information available. The sales comparison approach used recent home and land sales to provide values for completed homes, sales offices, homes under construction and land. Interviews were conducted with local market participants, including brokers, to gain an understanding of local land and lot values in markets where there were no recent land sales. The cost and income approaches were also considered to determine the fair value of partially constructed homes and land based on hard costs incurred to date. Similar valuation methods were used to estimate the fair value of a land purchase option at one of the active communities. The estimated fair values are significantly affected by assumptions related to expected sales prices, absorption rates, and the costs to build and deliver homes on a community by community basis. Such estimates were made for each individual community and may vary significantly between communities.
In connection with the GTIS Acquisitions, certain rights to the LGI Homes trade name were reacquired. The fair value of this intangible asset was calculated based upon the forecasted revenues of the LGI/GTIS Joint Ventures using a relief-from-royalty valuation model. The intangible asset was valued at $0.7 million and is being amortized on a straight line basis over 3 years. Amortization expense related to the intangible was approximately $31,000 for the year ended December 31, 2013. Amortization expense for the remaining balance will be approximately $0.2 million, $0.2 million and $0.2 million in 2014, 2015, and 2016, respectively.
Goodwill of $12.0 million was recognized from the GTIS Acquisitions which management believes represents the expected synergies to be realized from combining the operations of the LGI/GTIS Joint Ventures with the Company’s operations. The goodwill was computed as the excess of the (i) sum of (x) the total consideration to GTIS of $41.3 million and (y) the fair value of the Predecessor’s equity interests in the LGI/GTIS Joint Ventures of $11.2 million for a total estimated enterprise fair value of the LGI/GTIS Joint Ventures of $52.6 million over (ii) the estimated fair value of the identifiable net assets of the LGI/GTIS Joint Ventures of $40.6 million. Approximately $4.8 million of goodwill recognized is not deductible for federal income tax purposes. The consideration paid to GTIS for their equity interests in the LGI/GTIS Joint Ventures included a premium for acquiring the operations of the LGI/GTIS Joint Ventures that, when combined with the Predecessor’s operations, enabled greater access to capital markets and the successful completion of our IPO as well as additional market share in many of our active markets.
The Company is in the process of completing its business combination accounting as of December 31, 2013. A summary of the fair value of the LGI/GTIS Joint Ventures’ assets and liabilities as of November 13, 2013, is as follows (in thousands):

Financial Statement Caption	Total
Cash and cash equivalents	$6,709
Real estate inventory	38,419
Land purchase option contract	479
Other assets	951
Goodwill	12,018
Intangible asset	740
Accounts payable and accrued and other liabilities	(6,734)
Net assets of the LGI/GTIS Joint Ventures at fair value	$52,582

Financial Statement Caption	Total
Cash consideration paid to GTIS	$36,848
Company's common stock issued to GTIS	4,500
Predecessor's equity interests in the LGI/GTIS Joint Ventures at fair value	11,234
$52,582

Predecessor's equity interests in the LGI/GTIS Joint Ventures at fair value	11,234
Less carrying basis of Predecessor's equity interests using the equity method of accounting	4,789
Gain on remeasurement of the Predecessor's equity interest in the LGI/GTIS Joint Ventures in connection with the GTIS Acquisitions	$6,445

The consolidated statement of operations for the year ended December 31, 2013, include the following actual results (in thousands) for the LGI/GTIS Joint Ventures for the period from November 13, 2013 to December 31, 2013.

Home sales revenues	$19,988
Cost of sales	$18,159
Net income before income taxes	$5,911

Unaudited Supplemental Pro-Forma information
The unaudited supplemental pro forma information presented below (in thousands) presents the home sales revenues, cost of sales, and net income before income taxes of the Company for 2013 and 2012 as if the GTIS Acquisitions date had been completed on January 1, 2012.
The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma consolidated financial data is presented for informational purposes only. The unaudited pro forma consolidated financial data does not purport to represent what our results of operations would have been had the GTIS Acquisitions actually occurred on January 1, 2012 and does not purport to project our results of operations for any future period.

	Pro Forma Financial Information for the Company
	For the Year Ended December 31,
	2013	2012
Home sales revenues	$240,963	$143,378
Cost of sales	$179,831	$104,229
Net income before income taxes	$22,922	$18,613

The total fair value step-up adjustment to the acquisition date real estate inventory was approximately $7.4 million. The actual cost of sales for November 13, 2013 through December 31, 2013 and the pro forma financial information for the year ended December 31, 2013 include $3.5 million of the $7.4 million fair value step-up adjustment to the acquisition date real estate inventory related to homes that were in inventory on November 13, 2013 and sold by December 31, 2013. The pro forma results have been adjusted to reflect the elimination of the Predecessor's equity in earnings of the LGI/GTIS Joint Ventures. The pro forma results reflect $0.2 million each year for the amortization expense related to the marketing intangible asset. In addition, the pro forma financial information exclude the impact of the gain on re-measurement and the incremental impact of the fair value step-up adjustment over and above the $3.5 million that was recognized in 2013 for homes sold through December 31, 2013, as these are considered to be non-recurring items.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and include the accounts of LGI Homes, Inc. and all of its subsidiaries subsequent to November 13, 2013, the closing date for the Reorganization Transactions and the IPO. All intercompany balances and transactions have been eliminated in consolidation.

For the periods prior to the Reorganization Transactions, the accompanying consolidated financial statements include the accounts of the LGI Homes, Inc. and the results of operations since the date of its formation, July 9, 2013, and the Predecessor's historical combined accounts and results of operations for January 1, 2011 to November 13, 2013. All intercompany balances and transactions have been eliminated in consolidation and all intracompany balances and transactions have been eliminated in combination.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. The significant accounting estimates include real estate inventory and cost of sales, impairment of real estate inventory and property and equipment, warranty reserves and loss contingencies.

Cash and Cash Equivalents and Concentration of Credit Risk

Cash and cash equivalents are defined as cash on hand, demand deposits with financial institutions, and short-term liquid investments with an initial maturity date of less than three months. The Company’s cash in demand deposit accounts may exceed federally insured limits.

Management monitors the cash balances in the Company’s operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or diminished access to cash in their operating accounts.

Accounts Receivable

Accounts receivable consist primarily of proceeds due from title companies for sales closed prior to period end and are generally collected within a few days from closing.

Real Estate Inventory

Inventory consists of land, land under development, finished lots, sales offices, homes in progress, and completed homes. Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case the affected inventory is written down to fair value.

Land, development and other project costs, including interest and property taxes incurred during development and home construction, are capitalized to real estate inventory. Land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate. The costs of lots are transferred to homes in progress when home construction begins. Home construction costs and related carrying charges (principally capitalized interest and property taxes) are allocated to the cost of individual homes using the specific identification method. Costs that are not specifically identifiable to a home are allocated on a pro rata basis using the total number of lots in the community. Management believes the allocation of land development costs on a pro rata basis approximates the allocation using relative sales value. Inventory costs for completed homes are expensed to cost of sales as homes are sold. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining unsold lots and homes in the community on a pro rata basis.

The life cycle of a community generally ranges from two to five years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the construction and sale of homes. A constructed home is used as the community sales office during the life of the community and then sold. Actual individual community lives will vary based on the size of the community, the sales absorption rate, and whether the property was purchased as raw land or finished lots.

In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been sold, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. The Company estimates the fair value of communities using a discounted cash flow model. As of December 31, 2013 and 2012, the real estate inventory is stated at cost; there were no inventory impairment charges recorded during the years ended December 31, 2013, 2012 and 2011.

Capitalized Interest

Interest and other financing costs are capitalized as cost of inventory during community development and home construction activities, in accordance with ASC Topic 835, Interest (“ASC 835”) and expensed in cost of sales as homes in the community are sold. To the extent the debt exceeds qualified assets, a portion of the interest incurred is expensed.

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

Deferred Loan Costs

Deferred loan costs represent debt issuance costs and, depending on the nature and purpose of the loan, are capitalized to real estate inventory or amortized to interest expense using the straight-line method which approximates the effective interest method.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation expense is recorded in general and administrative expenses. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in other income, net. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 7 years for property and equipment. Leasehold improvements are depreciated over the shorter of the asset life or the term of the lease. Maintenance and repair costs are expensed as incurred.

Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the years ended December 31, 2013, 2012 and 2011.

Investments in Joint Ventures and Unconsolidated Variable Interest Entities (VIEs)

Historically, the Predecessor functioned as the managing member of several joint ventures conducting homebuilding activities; these joint ventures became wholly-owned subsidiaries of the Company as a result of the Reorganization Transactions and the GTIS Acquisitions.

In accordance with ASC Topic 810, Consolidation, management had assessed whether these entities were VIEs. The Predecessor had variable interests in the joint venture arrangements that it managed, and these joint ventures were determined to be VIEs because the members of the joint ventures, as a group, had insufficient equity at risk without further capital contributions. The Predecessor’s rights as well as the rights held by the other joint venture members had been evaluated to determine the primary beneficiary of the VIE, including the extent of substantive participating rights and control of activities that most significantly affected its economic performance. Such activities included, but were not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; and the ability to acquire additional land into the VIE. If the Predecessor was not able to control the significant decisions, the

Predecessor was not considered the primary beneficiary of the VIE. If the Predecessor was determined to be the primary beneficiary of the VIE, the entity was consolidated in the Predecessor's financial statements.

The Predecessor had investments in four joint ventures where the Predecessor and the other joint venture members were deemed to have joint control and the Predecessor was not the primary beneficiary since all major decisions required both parties’ consent. Accordingly, the Predecessor’s interests in these joint ventures have been accounted for using the equity method and its share of the joint ventures’ net earnings was included in income from unconsolidated joint ventures and investments in unconsolidated joint ventures. Distributions received were credited against the related investment in the joint venture.

In addition, the Predecessor had interests in two VIE’s (LGI Homes – Sterling Lakes, LLC and LGI Fund III Holdings, LLC) where it had been determined that the Predecessor was the primary beneficiary. In addition to the Predecessor serving as the managing member of these entities, the Family Principals of the Predecessor also held the general partner controlling interests in the non-managing members of the VIEs. As a result, the Predecessor combined with the Family Principals’ related party interests had the power to direct all significant activities of the VIEs, and had exposure to the risks and rewards of the VIEs, based on the division of income and loss pursuant to the joint venture agreement and the Predecessor’s ownership in the joint ventures. These two VIEs are consolidated in the accompanying consolidated financial statements.

Management evaluated the Company’s investments in unconsolidated entities for indicators of impairment during each reporting period. No impairment charges were recorded related to investments in unconsolidated entities during the periods presented.

Insurance Costs and Reserves

The Company has deductible limits under workers’ compensation, automobile and general liability insurance policies, and records expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are $3 million per occurrence and in the aggregate annually and apply in excess of automobile liability, employer’s liability under worker's compensation, and general liability policies. The Company generally requires subcontractors and design professionals to indemnify the Company for liabilities arising from their work, subject to certain limitations.

Goodwill and Intangible Assets

The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 805. ASC Topic 805 requires that goodwill and intangible assets that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The Company recorded $12.0 million of goodwill related to the GTIS Acquisitions. No goodwill impairment charges were recorded in 2013.

The costs of intangible assets with determinable useful lives are amortized over their estimated useful lives. When certain events or changes in operating conditions occur, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such assets is necessary. For intangible assets that are amortized, a review is performed of their estimated useful lives to evaluate whether events and circumstances warrant a revision to the remaining useful life. No impairment charges were recorded in 2013 associated with intangible assets.

Warranty Reserves

Future direct warranty costs are accrued and charged to cost of sales in the period when the related home is sold. The Company’s warranty liability is based upon historical warranty cost experience and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built, the geographic areas in which they are built, and potential impacts of the Company's continued expansion.

Warranty reserves are reviewed quarterly to assess the reasonableness and adequacy and to make adjustments to the balance of the pre-existing reserves, as needed, to reflect changes in trends and historical data as information becomes available.

Customer Deposits

Customer deposits are received upon signing a purchase contract and are typically $500 - $1,000. Deposits are generally refundable if the customer is unable to obtain financing. Forfeited buyer deposits related to home sales are recognized in other

(income) expense in the period in which it is determined that the buyer will not complete the purchase of the property and the deposit is nonrefundable to the buyer.

Home Sales

In accordance with ASC Topic 360 – 20, Real Estate Sales, revenues from home sales are recorded at the time each home sale is closed, title and possession are transferred to the buyer, and there is no significant continuing involvement of the Company with the home. Home sales proceeds are generally received from the title company within a few days from closing. Home sales are reported net of sales discounts and incentives granted to home buyers, which are primarily seller-paid closing costs.

Cost of Sales

As discussed under Real Estate Inventory, above, cost of sales for homes closed include the construction costs of each home and allocable land acquisition and land development costs, capitalized interest, and other related common costs (both incurred and estimated to be incurred).

Selling and Commission Costs

Sales commissions are paid and expensed based on homes sold. Other selling costs are expensed in the period incurred.

Advertising Costs

Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $3,298,672, $1,803,027 and $1,538,293 for the years ended December 31, 2013, 2012, and 2011, respectively.

Income Taxes

LGI Homes, Inc. is a taxable entity. Prior to the Reorganization Transactions, the Predecessor consisted of limited liability companies and limited partnerships, all of which were treated as partnerships for income tax purposes and federal income taxes on taxable income or losses realized by the Predecessor were the obligation of the individual members or partners. As a result of the Reorganization Transactions, the Predecessor entities are subject to federal and state income taxes. The accompanying financial statements include a provision for income taxes based on the period when the Company’s operations are taxable.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly. The Company recognizes the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense. See Note 10 for additional disclosures regarding income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and in various states and does not have any unrecognized tax benefits. The Company will be subject to examinations by the major tax jurisdictions in which it files.

Prior to the Reorganization Transactions, the Predecessor was subject to certain state taxes and fees, including the Texas margin tax, where applicable. There were no significant deferred income taxes related to state income taxes for the years ended December 31, 2013, 2012 and 2011.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding. Non-vested stock grants were the only potentially dilutive share equivalents the Company had outstanding at December 31, 2013.

Stock-Based Compensation

The compensation expense for stock-based awards is based on the fair value of the award and is recognized on a straight-line basis over the vesting period. The fair values of restricted stock units are based on the stock prices at the date of grant.

Fair Value Measurement of Financial Instruments

ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability or if a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that differs from the transaction price or market price of the asset or liability.

ASC Topic 820 provides a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the fair value hierarchy are summarized as follows:
Level 1 - Fair value is based on quoted prices in active markets for identical assets or liabilities.
Level 2 - Fair value is determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities, or quoted prices in markets that are not active.
Level 3 - Fair value is determined using one or more significant inputs that are unobservable in active markets at the measurement date, such as a pricing model, discounted cash flow, or similar technique.

The Company utilizes fair value measurements to account for certain items and account balances within its consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable and notes payable, approximate their carrying amounts due to the short term nature of these instruments. In addition, as of December 31, 2013, the notes payable have a floating interest rate, which increases or decreases with market interest rates, and is subject to an interest rate floor.

As described in Note 2, the Predecessor’s historical interests in the LGI/GTIS Joint Ventures were adjusted to fair value determined using Level 3 unobservable assumptions and valuation inputs. The assets and liabilities of the LGI/GTIS Joint Ventures were recorded at fair value determined based on Level 2 or Level 3 assumptions and valuation inputs.

4.     REAL ESTATE INVENTORY
The Company's real estate inventory consists of the following:

	December 31,
	2013	2012
Land, land under development, and finished lots	$82,006,081	$8,538,631
Sales offices	3,784,295	912,461
Homes in progress	27,722,361	8,045,848
Completed homes	28,470,007	10,992,251
Total real estate inventory	$141,982,744	$28,489,191
Interest and financing costs incurred under the Company's debt obligations, as more fully discussed in Note 9, are capitalized to qualifying real estate projects under development and homes under construction.

5.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

		December 31,
	Asset Life	2013	2012
	(years)
Computer equipment	3-5	$498,660	$291,112
Machinery, equipment and vehicles	4-5	169,226	707,554
Furniture and fixtures	5-7	745,186	338,647
Leasehold improvements	various	108,367	18,643
Total property and equipment		1,521,439	1,355,956
Less: Accumulated depreciation		(676,732)	(636,566)
Property and equipment, net		$844,707	$719,390
Depreciation expense incurred for the years ended December 31, 2013, 2012 and 2011 was $260,778, $185,120 and $79,747, respectively.
The following are related to property and equipment:

	For the Year Ended December 31,
	2013	2012
Related party transaction:
Equipment sold to the LGI/GTIS Joint Ventures at net book value	$29,233	$177
Non-cash transaction:
Settlement of vehicle notes payable (through trade in or assumption by purchaser)	$315,084	$—

6.     INVESTMENTS IN JOINT VENTURES, VARIABLE INTEREST ENTITIES AND NON-CONTROLLING INTERESTS
Unconsolidated Joint Ventures
Prior to the GTIS Acquisitions, the Predecessor's interests in the following four joint ventures (the “LGI/GTIS Joint Ventures”) were accounted for using the equity method of accounting since the Predecessor was not deemed to be the primary beneficiaries of these variable interest entities.

Joint Venture Name	Date Formed	Predecessor's Member
LGI—JV Holdings, LLC	March 2010	LGI Homes Corporate, LLC
LGI—JV Holdings II, LLC	November 2010	LGI Homes Corporate, LLC through March 2011, then interest transferred to LGI Homes Group, LLC
LGI—JV Holdings III, LLC	March 2011	LGI Homes Group, LLC
LGI—JV Holdings IV, LLC	October 2012	LGI Homes Group, LLC
The LGI/GTIS Joint Ventures were each engaged in homebuilding and land development activities. GTIS Partners, LP and affiliated entities (collectively “GTIS”) were joint venture members in these entities. Management of each of the LGI/GTIS Joint Ventures was vested in the members, being the Predecessor and GTIS. The Predecessor was considered the managing members of these entities. The managing member had the responsibility and authority to operate the LGI/GTIS Joint Ventures on a day-to-day basis subject to the operating budget and business plan, which was approved by both members. The Predecessor used their sales, development and operations teams to support operations and had significant influence even though the respective joint venture members had been deemed to have joint control under ASC Topic 810. All major decisions required both members’ consent. Major decisions included, but were not limited to: the acquisition or disposition of a project; capital contributions; and changes, and updates or amendments to the operating budget or business plan. Generally, the LGI/GTIS Joint Ventures did not obtain construction financing from outside lenders, but financed their activities primarily through equity contributions from each of the joint venture members.

Profits were allocated to the members of the LGI/GTIS Joint Ventures based on the predetermined formulas specified in the joint venture agreements for the allocation of distributable cash. The GTIS member and the Predecessor were allocated 85% and 15% of the profits, respectively, (the “Sharing Percentages”) until such time as the members received cash distributions equal to their initial capital investment plus, generally, a 15% internal rate of return (“First Tier Return”). Subsequent allocations of distributable cash and profits included a priority allocation of approximately 20% to 40% to the Predecessor, depending on the amount of cash distributions achieved over the life of the joint venture. Upon liquidation of the Predecessor interests in the LGI/GTIS Joint Ventures, the Predecessor was required to restore any deficit balance in its capital account as provided for in the respective joint venture agreements. Therefore, the Predecessor’s maximum exposure to loss as a result of involvement in each LGI/GTIS Joint Venture was the amount of the Predecessor’s equity in such joint venture ($4.8 million on a combined basis for the LGI/GTIS Joint Ventures at November 13, 2013) plus the potential to fund any deficit capital balance upon liquidation. Performance of the Predecessor under the joint venture agreements was guaranteed by certain Predecessor entities, including LGI Homes II, LLC, LGI Homes – Sunrise Meadow, LLC, LGI Homes – Canyon Crossing, LLC, and LGI Homes – Deer Creek, LLC, and was secured by a first lien and security interest in the Predecessor’s interest and the right to receive any distributions from the respective LGI/GTIS Joint Venture.
Since the internal rates of return necessary to receive a higher proportion of distributions were calculated over the life of each LGI/GTIS Joint Venture and both the timing and amount of future contributions and distributions would affect the Predecessor’s share of distributions, there was no certainty that the Predecessor would receive greater than 15% of the LGI/GTIS Joint Ventures’ distributions. Therefore, the Predecessor recorded its investments in the LGI/GTIS Joint Ventures at 15% of each venture’s capital balance and recognized the incremental amounts due to the Predecessor as a result of reaching the higher distribution tiers only when received.
As of December 31, 2012, none of the LGI/GTIS Joint Ventures had achieved the First-Tier Return, therefore there were no priority allocations paid to the Predecessor. During the period ended November 13, 2013, LGI-GTIS Holdings, LLC, LGI-GTIS Holdings II, LLC and LGI-GTIS Holdings III, LLC achieved the Third-Tier Return resulting in the priority allocations to the Predecessor of up to approximately 40%. As of November 13, 2013, LGI-GTIS Holdings IV, LLC had not achieved the First-Tier Return. During the period ended November 13, 2013, the Predecessor recognized $2.7 million in priority distributions from the LGI/GTIS Joint Ventures. The LGI/GTIS Joint Ventures were acquired on November 13, 2013 and as such there were no further distributions or contributions.
Summarized condensed combined financial information of the LGI/GTIS Joint Ventures accounted for using the equity method is presented below for the period through the date of the GTIS Acquisitions:

	November 13,	December 31,
Balance Sheets	2013	2012
Assets:
Cash and cash equivalents	$6,709,450	$4,129,107
Total real estate inventory	30,989,395	26,835,602
Other assets	951,144	2,128,764
Total assets	$38,649,989	$33,093,473
Liabilities and members’ equity:
Liabilities	$6,723,063	$3,451,448
Members’ equity:
Predecessor	4,789,038	4,446,302
GTIS members	27,137,888	25,195,723
Total members’ equity	31,926,926	29,642,025
Total liabilities and members’ equity	$38,649,989	$33,093,473

	Period Ended November 13,	Year Ended December 31,
Statements of Operations	2013	2012	2011
Home sales	$80,895,653	$69,558,302	$32,995,219
Cost of sales	$58,717,993	$49,750,920	$22,761,370
Net earnings of unconsolidated entities	$10,873,404	$10,176,430	$4,765,051
Predecessor's share in net earnings of unconsolidated entities	$4,286,639	$1,526,464	$714,758

Consolidated Joint Ventures
Two consolidated joint ventures, engaged in homebuilding and land development activities, were determined to be VIEs and the Predecessor was deemed to be the primary beneficiary under ASC Topic 810. LGI Fund III Holdings, LLC was formed March 31, 2013, and LGI Homes Group, LLC was the managing member; this entity became a wholly-owned subsidiary of the Company on November 13, 2013, as a result of the Company’s acquisition of the non-controlling interests in the joint venture as part of the Reorganization Transactions (See Note 1). LGI Homes-Sterling Lakes, LLC was formed in 2010, and LGI Homes Corporate, LLC was the managing member. LGI Homes-Sterling Lakes, LLC had income attributable to non-controlling interests of $162,969 for the year ended December 31, 2012, and was closed out prior to December 31, 2012.
Historically, profits were allocated to the members of the consolidated joint ventures based on the predetermined formulas specified in the joint venture agreements for the allocation of distributable cash. The non-managing members and the Predecessor were allocated 85% and 15% of the profits, respectively, (the “Sharing Percentages”) until such time as the members received cash distributions equal to their initial capital investment plus, generally, a 15% internal rate of return (“First Tier Return”). Subsequent allocations of distributable cash and profits included a priority allocation of approximately 20% to 40% to the Predecessor’s member, depending on the amount of cash distributions achieved over the life of the joint venture.

7.     OTHER ASSETS
Other assets consist of the following:

	December 31,
	2013	2012
Receivable from municipality	$—	$1,250,000
Prepaid insurance	1,205,018	286,356
Prepaid expenses	291,243	34,382
Security deposits	468,370	299,132
Other assets	—	14,230
Total other assets	$1,964,631	$1,884,100
In connection with the development of a community, LGI Homes – Sunrise Meadow, LLC financed the design, construction and initial operations of the municipal utility district subject to the district’s commitment to reimburse eligible costs in connection with a bond offering. The municipal utility district issued bonds during October 2013, and the receivable from the municipality for reimbursement of costs incurred by LGI Homes – Sunrise Meadow, LLC was collected during November 2013.

8.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following:

	December 31,
	2013	2012
Accrued liabilities	$3,531,448	$948,807
Accrued bonuses	1,055,057	583,242
Warranty reserve	630,000	450,000
Income taxes payable	1,553,683	119,473
Customer deposits	330,030	75,423
Total accrued expenses and other liabilities	$7,100,218	$2,176,945
Estimated Warranty Reserve—The Company typically provides homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. The Predecessor provided similar warranty services for homes sold by the LGI/GTIS Joint Ventures prior to the GTIS Acquisitions (see Note 13).
Changes to the Company's warranty accrual are as follows:

	December 31,
	2013	2012
Warranty reserves, beginning of year	$450,000	$275,000
Warranty provision	763,734	409,057
Warranty reserve acquired in GTIS Acquisitions	30,000	—
Warranty expenditures	(613,734)	(234,057)
Warranty reserves, end of year	$630,000	$450,000

9.     NOTES PAYABLE
As of December 31, 2013, the Company was party to two secured revolving credit facilities, up to an aggregate $37.0 million, to purchase and develop land parcels and construct new homes. The Company repays the amounts borrowed under the secured revolving credit facilities for acquisition and development as lots are released based upon a specific release price, as defined in each respective credit facility agreement. The Company repays the amounts borrowed under the credit facility for construction proceeds from home sales based upon a specific release price, as defined in each respective credit facility agreement. Interest on amounts borrowed is paid monthly at a rate based on LIBOR or the interest rate floor, whichever is greater.
The LGI Homes Group, LLC and the LGI Homes- Sunrise Meadow, LLC credit facilities with Texas Capital Bank, N.A. were amended during 2013 to establish a borrowing base to determine available loan proceeds. The individual facility’s borrowing base is determined based on the loan value of the pool of collateral in which the lenders have a security interest. The Company may borrow additional amounts under the credit facilities with Texas Capital Bank, N.A. for new home starts through the facility expiration date which are subject to the lender’s final approval of each project and limitations on the borrowings attributable to certain markets, speculative home building, vacant lots, and acquisition and development funding. Vacant lots and homes generally may remain in the borrowing base for up to one year. As of December 31, 2013, the borrowing base amounts under these agreements totaled $37.0 million.

	December 31,
	2013	2012 (1)
LGI Homes Group, LLC—Notes payable to Texas Capital Bank, N.A. under an amended credit facility ($35 and $20 million line at December 31, 2013 and 2012, respectively) expiring June 30, 2015; interest at LIBOR plus 3.0% at December 31, 2013 and 2012, with a 4.0% and 4.5% floor at December 31, 2013 and 2012, respectively; collateralized by borrower’s land, development and home construction costs (carrying value of $106.1 at December 31, 2013); guaranteed by a family Principal, the managing member, and non-managing members as joint and several guarantors	$34,078,260	$12,270,636
LGI Homes—Sunrise Meadow, LLC and LGI Holdings, LLC—Notes payable to Texas Capital Bank, N.A. under an amended credit facility ($2 and $5 million line at December 31, 2013 and 2012, respectively) expiring December 31, 2013; interest at LIBOR plus 3.9% at December 31, 2013 and 2012, with a 4.0% and 4.5% floor at December 31, 2013 and 2012, respectively; collateralized by borrowers’ land, development and home construction costs (carrying value of $5.1 at December 31, 2013); guaranteed by a Family Principal	1,457,000	835,363
LGI Homes—Texas, LLC—Notes payable to Regions Bank, under an amended $3 million revolving credit facility expiring March 29, 2014; interest at LIBOR plus 4.0%, with a 5% floor; collateralized by borrowers’ land, development and home construction costs; guaranteed by LGI Homes Corporate, LLC; the credit facility was paid in full in September 2013	—	1,225,121
LGI Homes Corporate, LLC—Notes payable to banks; interest rates ranging from 0% to 4.3%; principal and interest is payable in monthly installments; maturity dates ranged from July 2014 through December 2016; collateralized by vehicles, the notes were settled during September 2013	—	425,120
LGI Homes—Sunrise Meadow, LLC participation fee obligation, secured by second lien on LGI Homes—Sunrise Meadow, LLC land, development, and home construction assets; guaranteed by a family Principal	—	212,522
Total notes payable	$35,535,260	$14,968,762

(1)
As of December 31, 2012, the Company's construction and development activities were financed through credit facilities generally providing for secured notes for the construction of individual homes and/or completed lots, with maturities ranging from 9 – 12 months from the borrowing date.

At December 31, 2013, debt outstanding of $35.5 million is secured by the pool of collateral which may remain in the borrowing base for up to one year; consequently, the outstanding balance matures in 2014. The Company may add vacant lots, houses, land and acquisition and development projects to its pool of collateral through June 30, 2015. As of December 31, 2013 and 2012, LIBOR was 0.24% and 0.31%, respectively. Based on the terms of the variable rate notes payable, the interest amounts paid during the years ended December 31, 2013 and 2012, were based on the interest rate floor terms.
The Company’s credit agreements generally require the borrower and guarantor to maintain certain net worth, liquidity and leverage ratios and, in some cases, include cross-default provisions and restrictive covenants related to transfer of control of the borrower. The Company's current homebuilding operations are primarily funded by borrowings from one primary bank or with equity. The availability of credit to fund ongoing and future operations could be negatively impacted if the underlying financial institution fails or is subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in their credit facilities with the bank.
Participation Obligations
The development and construction financing provided to the Predecessor by mezzanine lenders have included participation fee provisions based on a percentage of the home sale prices realized from the funded projects. The participation fees were paid at the time the homes were sold. The participation fees have been recorded to deferred loan costs and were amortized to interest expense, and considered in the Predecessor’s determination of capitalized interest discussed further below, over the term of the respective loan.

As of December 31, 2012, LGI Homes—Sunrise Meadow, LLC had a participation fee obligation for the remaining 264 (unaudited) unsold lots of the 974 (unaudited) total community lots; the related loan matured during April 2012. The participation fee obligation was settled with the lenders during September 2013 for $0.2 million, and the corresponding gain of $8,614 is included in other income, net in the accompanying consolidated statement of operations.
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows:

	Year Ended December 31,
	2013	2012	2011
Interest incurred	$1,377,922	$823,925	$1,254,294
Less: Amounts capitalized	(1,326,976)	(822,691)	(1,226,142)
Interest expense	$50,946	$1,234	$28,152

Cash paid for interest	$1,220,334	$790,058	$1,274,708

10.     INCOME TAXES
All Company operations are domestic. The provision for income taxes consisted of the following:

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$841,254	$—	$—
State	512,599	154,542	124,891
Current tax provision	1,353,853	154,542	124,891
Deferred:
Federal	(264,499)	—	—
State	(23,282)	—	—
Deferred tax benefit	(287,781)	—	—
Total income tax provision	$1,066,072	$154,542	$124,891

Taxes paid were $115,872, $163,171 and $130,540 for the years ended December 31, 2013, 2012, and 2011, respectively.
Prior to the Reorganization Transactions, the Predecessor consisted of limited liability companies and limited partnerships, all of which were treated as partnerships for income tax purposes. However, as a result of the Reorganization Transactions, the Predecessor entities are subsidiaries of the Company, thereby becoming subject to federal and certain state taxes beginning November 13, 2013. As a result of this tax status change, the Company recorded a net deferred tax liability and a one-time non-cash charge of $245,513 included in the income tax provision. In addition, the remeasurement of the Predecessor’s historical interests in the LGI/GTIS Joint Ventures generated approximately $4.8 million of excess book goodwill primarily attributable to the Predecessor’s carryover basis in the joint ventures’ assets and liabilities that is not deductible for federal income tax purposes. This excess goodwill is not amortizable for tax purposes.
In November 2013, prior to the closing of the IPO and the Reorganization Transactions (see Note 1), the entities comprising of the Predecessor distributed to their owners approximately $5.8 million to pay estimated federal income taxes on earnings for the period from January 1, 2013 through November 13, 2013.
A reconciliation of the provision for income taxes for 2013 and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes for the year ended December 31, 2013, and the period subsequent to the Reorganization Transactions, November 13, 2013 to December 31, 2013 follows:

	November 13, 2013 - December 31, 2013		Year Ended December 31, 2013
Tax at federal statutory rate	$2,725,053	35.0%	$7,981,164	35.0%
State income taxes (net of federal benefit)	48,362	0.6	438,694	1.9
Non-deductible expenses and other	517	0.1	517	0.1
Non-taxable - gain on remeasurement	(2,256,087)	(29.0)	(2,256,087)	(9.9)
Domestic production activity deduction	(87,618)	(1.1)	(87,618)	(0.4)
Change in tax status of entity - deferred taxes	245,513	3.2	245,513	1.1
Income attributable to partnerships - nontaxable	—	—	(5,256,111)	(23.1)
Tax at effective rate	$675,740	8.8%	$1,066,072	4.7%
The components of net deferred tax assets and liabilities at December 31, 2013, are as follows:

December 31, 2013
Deferred tax assets:
Compensation related to RSU's	$395,119
Accruals and reserves	469,902
Total deferred tax assets	865,021
Deferred tax liabilities:
Inventory	(258,414)
Tax depreciation in excess of book depreciation	(223,316)
Goodwill and other assets amortized for tax	(95,510)
Total deferred tax liability	$(577,240)
Total net deferred tax asset (liability)	$287,781

11.     EQUITY

The Company is authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. On July 9, 2013, 1,000 shares of common stock, par value $0.01 per share, were issued upon receipt of $1,000. At December 31, 2013, the Company had 20,763,449 shares of Common Stock issued and outstanding. No shares of preferred stock were issued or outstanding.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the period the Company was a public registrant, from November 13, 2013 to December 31, 2013. Earnings per share is not computed for the period prior to the closing date of the IPO because the Predecessor consisted of limited liability companies and limited partnerships and LGI Homes, Inc. did not have operations.

For the Period from November 13, 2013 - December 31, 2013

Net income	$7,110,126

Basic weighted average shares outstanding	20,763,449

Add: Dilutive effect of restricted stock units	70,675
Diluted weighted average shares outstanding	20,834,124

Basic earnings per share	$0.34
Diluted earnings per share	$0.34

Predecessor's Owners' Equity

The following table reflects the activity and balances in the owners’ equity of the Predecessor prior to the Reorganization Transactions:

	LGI Homes Group, LLC Members’ Capital	LGI Homes Corporate, LLC Members’ Capital	LGI Homes- Deer Creek, LLC Members’ Capital	Other Partnerships’ Capital	Total Owners’ Equity
BALANCE—JANUARY 1, 2011	$—	$2,296,924	$42,716	$8,710,673	$11,050,313
Net income	152,626	878,184	764,751	1,554,858	3,350,419
Contributions	3,960,000	—	400,000	—	4,360,000
Distributions	—	—	(250,000)	(5,520,000)	(5,770,000)
BALANCE—DECEMBER 31, 2011	$4,112,626	$3,175,108	$957,467	$4,745,531	$12,990,732
Net income	6,445,381	2,258,226	802,166	199,356	9,705,129
Contributions	6,650,000	—	—	—	6,650,000
Distributions	(53,287)	(2,001,964)	(1,759,633)	(320,000)	(4,134,884)
BALANCE—DECEMBER 31, 2012	$17,154,720	$3,431,370	$—	$4,624,887	$25,210,977
Net income	11,892,452	1,883,297	—	1,441,198	15,216,947
Contributions	—	2,500,000	—	35,000	2,535,000
Distributions	(6,969,567)	(1,468,800)	—	(672,839)	(9,111,206)
BALANCE—NOVEMBER 13, 2013	$22,077,605	$6,345,867	$—	$5,428,246	$33,851,718
LGI Homes Group, LLC is a Texas limited liability company formed in March 2011. EDSS Holdings, LP, a limited partnership wholly-owned by the Family Principals, owned 50.125% of LGI Homes Group, LLC, and LGI Investment Fund II, LP, owned the remaining 49.875%. LGI Investment Fund II, LP was formed as a Texas limited partnership in June 2011. LGI Fund II GP, LLC was the 1% general partner. LGI Fund II GP, LLC is wholly-owned by Eric Lipar. The limited partners were various investors.
In March 2013, LGI Homes Group, LLC formed LGI Fund III Holdings, LLC (a joint venture consolidated in the accompanying financial statements) with LGI Investment Fund III, LP (see Note 6). LGI Homes Group, LLC was the managing member. The LGI Investment Fund III, LP was formed as a Texas limited partnership in February 2013. LGI Fund III GP, LLC was the 1% general partner. LGI Fund III GP, LLC is wholly-owned by Eric Lipar. The limited partners were various investors. In accordance with the terms of the formation of LGI Investment Fund III, LP, the limited partnership exchanged its 85% ownership in LGI Fund III Holdings, LLC for approximately 1.5 times the investment amount upon completion of the IPO and as part of the Reorganization Transactions.
LGI Homes Corporate, LLC is a Texas limited liability company formed in March 2010 and was wholly-owned and managed by the Family Principals prior to the Reorganization Transactions.

LGI Homes—Deer Creek, LLC is a Texas limited liability company formed in June 2009. The entity was wholly-owned and managed by the Family Principals prior to the Reorganization Transactions.

The Other Partnerships included in the accompanying consolidated financial statements and aggregated in the above table are:

•
LGI Homes II, LLC, formerly LGI Homes, Ltd. and JTM Housing, Ltd., was formed as a Texas limited partnership in December 2002, renamed as LGI Homes, Ltd. in October 2004 and LGI Homes II, LLC in November 2013. LGI GP, LLC, a wholly-owned Texas limited liability company formed in 2002 as a wholly-owned subsidiary of LGI Holdings, LLC, was the 1% general partner of LGI Homes II, LLC. The limited partner was 99% owned by the Family Principals prior to the Reorganization Transactions.

•
LGI Homes - Sunrise Meadow, LLC, formerly LGI Homes - Sunrise Meadow, Ltd. was formed as a Texas limited partnership in February 2005 and renamed as LGI Homes - Sunrise Meadow, LLC in November 2013. LGI GP, LLC, was the 1% general partner. The entity was wholly-owned and managed by the Family Principals prior to the Reorganization Transactions.

•
LGI Homes - Canyon Crossing, LLC, formerly LGI Homes - Canyon Crossing, Ltd. was formed as a Texas limited partnership in May 2005 and renamed as LGI Homes - Canyon Crossing, LLC in November 2013. LGI GP, LLC, was the 1% general partner. The entity was wholly-owned and managed by the Family Principals prior to the Reorganization Transactions.

12.    STOCK-BASED COMPENSATION
2013 Stock Incentive Plan
As approved by the Company's stockholders, the Company adopted the LGI Homes, Inc. 2013 Equity Incentive Plan (the "2013 Incentive Plan") to reward, retain and attract key personnel. At December 31, 2013, the Company had 1,500,000 of common stock reserved for issuance pursuant to the 2013 Incentive Plan.
On November 6, 2013, immediately prior to the effectiveness of the prospectus for the IPO, the Company granted 140,222 restricted stock units ("RSU's") to employees, executives and non-employee directors under the 2013 Incentive Plan which vest over periods ranging from one to three years and will be settled in shares of the Company’s common stock. Of these grants, 93,315 RSU's represent the settlement of $1.0 million of accrued liabilities of the Predecessor for management and executive bonuses which had been earned and recorded as compensation expense of as part of a performance-based cash bonus plan through the date of the IPO. In addition, 46,907 RSU's were granted to certain employees, executives and the non-employee directors, of which none were forfeited as of December 31, 2013.
The value of the RSU's was determined to be equal to the number of shares of the Company's common stock to be issued pursuant to the RSU's, multiplied by the price of the Company's common stock on the date the RSU's were awarded which was $11.00, the IPO price. The fair value of RSU's granted in 2013 is $1,542,442. The Company recognized $42,814 of total stock-based compensation expense related to these grants for the year ended December 31, 2013. At December 31, 2013, the Company had unrecognized compensation cost of $473,163 related to stock-based compensation awards granted. That cost is expected to be recognized over a weighted average period of 1.7 years.

13.    RELATED PARTY TRANSACTIONS
From time to time, the Company may engage in transactions with entities that are affiliated with the Company. Transactions with related parties are in the normal course of operations. Receivables due from and payables due to related parties included in the accompanying consolidated balance sheets consist of the following:

	December 31,
	2013	2012
Receivables:
LGI/GTIS Joint Ventures	$—	$985,719
Other affiliates and owners	28,236	41,206
Total	$28,236	$1,026,925
Payables:
LGI/GTIS Joint Ventures	$—	$108,577
Total	$—	$108,577
Management and Warranty Fees
The Predecessor had a Management Services Agreement with each of the LGI/GTIS Joint Ventures. The Predecessor provided administration, supervision, marketing, and various other services for the joint ventures. The Predecessor charged the joint ventures a management fee of approximately 3% of home sale revenues. The Predecessor also charged the joint ventures a management fee of 3% of construction costs for the development of land, as applicable. The management and construction fees were in addition to direct costs charged to the joint ventures. Management fees earned under the agreements were $2.6 million, $2.3 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Predecessor collected a warranty fee of $250 from the LGI/GTIS Joint Ventures upon the closing of the sale of each home. The Predecessor provided a Home Builder’s Limited Warranty to the buyer of each home. The Predecessor was responsible for the performance and discharge of any warranty claims asserted against the joint ventures or the GTIS member. Warranty fees earned were $0.1 million for each of the years ended December 31, 2013, 2012 and 2011.
Profit Sharing Plan
The Company’s employees are eligible to participate in a 401(k) savings plan established by LGI Holdings, LLC, a sister company in an unrelated business. Employees are eligible to participate after completing ninety days of service and having attained the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. A discretionary match may be made by the Company of up to 100% of the first 3% of an eligible employee’s deferral, not to exceed $3,000. For each of the years ended December 31, 2013, 2012 and 2011, the Company's matching contributions were $0.1 million.
Consulting Fees
Concurrent with the IPO, the Company entered into a three-year consulting agreement with a related party for $100,000 per year payable on a monthly basis. Consulting fees were approximately $17,000 for the year ended December 31, 2013.

14.     COMMITMENTS AND CONTINGENCIES
Contingencies
In the ordinary course of doing business, the Company becomes subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate. Management believes that these claims include usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s combined financial position, results of operations or cash flows.
The Company has provided unsecured environmental indemnities to certain lenders. In each case, the Company has performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company may have recourse against other previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters at December 31, 2013 and 2012.

Land Deposits
The Company has land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. The Company does not have title to the property and obligations with respect to the option contracts are generally limited to the forfeiture of the related nonrefundable cash deposits. The following is a summary of the Company's land purchase deposits and option contracts included in pre-acquisition costs and deposits:

	December 31,
	2013	2012
Land deposits and option payments	$2,977,050	$963,500
Commitments under the land purchase option and deposit agreements if the purchases are consummated	$111,114,993	$33,057,761
Lots under land options and land purchase contracts	8,214	2,242

Leasing Arrangements
The Company leases office facilities and certain equipment under non-cancellable operating lease agreements. Rent escalation provisions are accounted for using the straight-line method. Rent expense includes common area maintenance costs. Rent expense totaled $326,962, $240,804 and $230,618 for the years ended December 31, 2013, 2012 and 2011, respectively.
Future minimum lease payments under non-cancellable operating lease agreements are as follows at December 31, 2013 (in thousands):

2014	$381
2015	407
2016	431
2017	460
2018	298
Thereafter	7
Total	$1,984
Bonding
The Company has outstanding performance and surety bonds of $353,388, $183,103 and $366,205 at December 31, 2013, 2012 and 2011, respectively, related to the Company’s obligations for site improvements at various projects. Certain surety bonds are guaranteed by one of the Family Principals. Management does not believe that draws upon these bonds, if any, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

15.     SEGMENT INFORMATION
The Company operates one principal homebuilding business which is organized and reports by division. Initial operations were conducted in the Texas division (formerly referred to as the Central region), expanding into the Southwest division (formerly referred to as the Western region) during 2011 and the Florida and Southeast divisions during 2012. During July and October 2013, the Florida and Southeast divisions had their first home closings, respectively.
In accordance with ASC Topic 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM") in deciding how to allocate resources and in assessing performance.
The Company has determined that it has four operating segments as of December 31, 2013; the Texas division, the Southwest division, the Southeast division and the Florida division. The Texas division is the largest division and it comprised greater than 80% of total home sales revenues for the years ended December 31, 2013, 2012 and 2011.
The operating segments qualify for aggregation as one reporting segment. In determining the reportable segment, the Company concluded that all operating segments have similar economic and other characteristics, including similar home floor plans, average selling prices, gross margin, production construction processes, suppliers, subcontractors, regulatory environments, customer type, and underlying demand and supply.
The CODM primarily evaluates performance based on the number of homes sold, gross margin and net income. Each operating segment follows the same accounting policies as the Company and is managed by the Company’ management team. The Company has no inter-segment sales, as all sales are to external customers.

16.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results are as follows (in thousands, except per share data):

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
Total home sales revenues	$21,479	$36,519	$37,035	$65,034
Gross margin	5,662	10,194	9,952	12,934
Income before income taxes	2,497	5,102	5,287	9,917
Net income	2,450	5,013	5,150	9,124
Net income attributable to owners	2,450	5,158	5,588	9,131
Basic and diluted earnings per share (1)	—	—	—	0.34

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total home sales revenues	$12,333	$15,527	$22,851	$23,109
Gross margin	3,261	4,327	6,152	5,549
Income before income taxes	1,433	2,417	3,782	2,390
Net income	1,402	2,384	3,750	2,332
Net income attributable to owners	1,334	2,384	3,655	2,332
Basic and diluted earnings per share (1)	—	—	—	—

(1) Earnings per share is presented for the period from November 13, 2013 (post Reorganization Transactions and date of closing of IPO) to December 13, 2013. See Note 11 - Equity for calculation of earnings per share.

17.     SUBSEQUENT EVENTS
Second Amended and Restated Loan Agreement
On January 30, 2014, certain subsidiaries (the "Borrowers") of the Company entered into a Second Amended and Restated Loan Agreement with Texas Capital Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides for a $50.0 million senior secured revolving credit facility, guaranteed by the Company. The new revolving credit facility matures on June 30, 2016. Borrowings under the new revolving credit facility are limited to the borrowing base, which is determined based on the loan value of the pool of collateral in which the lender has a security interest. The Company may add vacant lots, houses, land and acquisition and development projects to its pool of collateral through June 30, 2015. Pre-sold houses may remain in the borrowing base for up to nine months while model homes, speculative homes and vacant lots may remain in the borrowing base for up to one year. Interest on amounts borrowed is paid monthly at a rate based on LIBOR or the interest rate floor, whichever is greater.

The Credit Agreement includes financial covenants that will be tested on a quarterly basis. The Credit Agreement requires the Borrowers to maintain a net worth of not less than $35.0 million and the Company, as guarantor, to maintain a tangible net worth of not less than $125.0 million. The Credit Agreement also requires the Borrowers to maintain a leverage ratio of not more than 1.25 to 1.0 and the Company, as guarantor, to maintain a leverage ratio of not more than 1.0 to 1.0. The Borrowers are required under the Credit Agreement to maintain liquidity in excess of $10.0 million and unrestricted cash of not less than $5.0 million. The Credit Agreement requires that the Borrowers shall not suffer net losses in more than two consecutive calendar quarters. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of additional debt and related party transactions.

Performance Based Restricted Stock Units
In February 2014, the Compensation Committee approved awards of 62,906 performance-based restricted stock units (“Performance-Based RSUs”) relating to shares of the Company’s common stock to certain of its senior management. The Performance-Based RSUs are based on the attainment of certain performance metrics of the Company over the three year period, 2014 - 2016. The number of shares underlying the Performance-Based RSUs that will be issued to the recipients may range from 0% to 200% of the base award depending on actual performance metrics as compared to the target performance metrics. The Performance-Based RSUs vest upon the determination date for the actual performance metric at the end of the three-year period and require the recipients continue to be employed by the Company through the determination date as specified in the award document. The Performance-Based RSUs will be settled in shares of the Company's common stock.
The value of the Performance-Based RSUs was determined to be equal to the estimated number of shares of the Company’s common stock to be issued multiplied by the closing price of the Company’s common stock on the NASDAQ Global Markets of $17.09 on the date the Performance-Based RSU awards were approved by the Compensation Committee. The estimated aggregate fair value of performance-based RSUs at the date of issuance was $1.1 million.

Non-performance Based Restricted Stock Units
In March 2014, the Company issued 37,307 RSUs to certain officers in settlement of approximately $642,000 of accrued bonuses earned and recorded as compensation expense during the period subsequent to the IPO and prior to December 31, 2013 under the performance-based cash bonus plan. The RSUs have a one-year vesting period. In addition, during March 2013, the Company issued 24,089 RSUs to certain employees and executives which vest over periods ranging from one to three years. The RSUs will be settled in shares of the Company’s common stock.

LGI-GTIS HOLDINGS, LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LGI-GTIS Holdings, LLC and Subsidiaries
We have audited the accompanying consolidated balance sheets of LGI-GTIS Holdings, LLC and Subsidiaries (the “Company”) as of November 13, 2013 and December 31, 2012, and the related consolidated statements of operations, members’ equity, and cash flows for the period from January 1, 2013 through November 13, 2013 and each year in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LGI-GTIS Holdings, LLC and Subsidiaries at November 13, 2013 and December 31, 2012, and the results of their operations and their cash flows for the period from January 1, 2013 through November 13, 2013 and each year in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
/s/ Armanino LLP
San Ramon, California
March 31, 2014

LGI-GTIS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 13, 2013	December 31, 2012
Assets
Cash and cash equivalents	$2,592,706	$1,423,436
Accounts receivable	—	530,983
Accounts receivable, related parties	55,425	—
Real estate inventory	4,208,695	6,082,744
Equipment, net	10,426	14,478
Total assets	$6,867,252	$8,051,641
Liabilities and Members’ Equity
Accounts payable	$1,181,717	$833,894
Accounts payable, related parties	177,676	318,489
Accrued expenses and other liabilities	202,613	236,270
Total liabilities	1,562,006	1,388,653
Members’ equity	5,305,246	6,662,988
Total liabilities and members’ equity	$6,867,252	$8,051,641

See accompanying notes to the consolidated financial statements

LGI-GTIS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period January 1 through November 13, 2013	For the Year Ended December 31,
		2012	2011
Revenues:
Home Sales	$22,170,772	$24,593,709	$22,712,377
Expenses:
Cost of sales	15,935,491	17,549,138	15,594,410
Selling expenses	1,603,727	1,900,727	2,065,403
General and administrative	956,882	1,176,479	1,066,430
Operating Income	3,674,672	3,967,365	3,986,134
Other Income, net	17,118	42,964	5,312
Net Income Before Income Taxes	3,691,790	4,010,329	3,991,446
Income Tax Provision	(74,532)	(67,551)	(69,224)
Net Income	$3,617,258	$3,942,778	$3,922,222
See accompanying notes to the consolidated financial statements

LGI-GTIS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

Members' Equity - January 1, 2011	$4,826,144
Net Income	3,922,222
Contributions from members	2,221,844
Distributions to members	(3,250,000)
Members' Equity - December 31, 2011	$7,720,210
Net Income	3,942,778
Distributions to members	(5,000,000)
Members' Equity - December 31, 2012	$6,662,988
Net Income	3,617,258
Distributions to members	(4,975,000)
Members' Equity - November 13, 2013	$5,305,246

See accompanying notes to the consolidated financial statements

LGI-GTIS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period January 1 through November 13, 2013	For the Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$3,617,258	$3,942,778	$3,922,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,416	14,729	13,421
Changes in assets and liabilities:
Accounts receivable	530,983	448,389	(711,001)
(Receivables from) payables to related parties, net	(196,238)	197,809	120,680
Real estate inventory	1,874,049	2,215,902	(3,189,944)
Other Assets	—	34,047	(28,804)
Accounts payable	347,823	(163,099)	471,509
Accrued expenses and other liabilities	(33,657)	(91,182)	85,798
Net cash provided by operating activities	6,148,634	6,599,373	683,881
Investing activities:
Proceeds from disposal of assets at net book value	—	10,793	—
Purchases of equipment	(4,364)	(8,924)	(17,601)
Net cash provided by (used in) investing activities	(4,364)	1,869	(17,601)
Financing activities:
Proceeds from note payable	—	—	2,011,698
Payments on note payable	—	(910,556)	(1,101,142)
Contributions from members	—	—	2,221,844
Distributions to members	(4,975,000)	(5,000,000)	(3,250,000)
Net cash used in financing activities	(4,975,000)	(5,910,556)	(117,600)
Net increase in cash and cash equivalents	1,169,270	690,686	548,680
Cash and cash equivalents, beginning of period	1,423,436	732,750	184,070
Cash and cash equivalents, end of period	$2,592,706	$1,423,436	$732,750
See accompanying notes to the consolidated financial statements

LGI-GTIS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Organization and Description of Business
LGI-GTIS Holdings, LLC (the Company) is a joint venture that was formed on March 4, 2010, between LGI Homes Corporate, LLC (LGI Member) and GTIS LGI I LP (GTIS Member). The Company is engaged in the design and construction of entry level homes in high growth markets in Texas.
On November 13, 2013, LGI Homes, Inc., an affiliate of the LGI Member, completed an initial public offering ("IPO"). Concurrent with the IPO, the GTIS Member’s interest in LGI-GTIS Holdings, LLC was acquired by LGI Homes, Inc. and, as a result, the Company has become a wholly-owned subsidiary of LGI Homes, Inc.

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: LGI Homes - Chisholm Springs, LLC and LGI Homes - Luckey Ranch, LLC.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) as contained within the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents and Concentrations of Credit Risk
Cash and cash equivalents are defined as cash on hand, demand deposits with financial institutions, and short-term liquid investments with an initial maturity date of less than three months. The Company’s cash in demand deposit accounts may exceed federally insurable limits. The Company’s management monitors the cash balances in their operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or diminished access to cash in their operating accounts.
Accounts Receivable
Accounts receivable consists primarily of proceeds due from title companies for sales closed prior to period end and are generally collected within a few days from closing.
Real Estate Inventory
Inventory consists of land and land development, sales office inventory, homes in progress and completed homes. Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.
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
Inventory costs for completed homes are expensed as cost of sales as homes are sold. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining lots and homes in the community on a pro-rata basis.
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
In accordance with the provisions of ASC 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. The Company estimates the fair value of its communities using a discounted cash flow model. As of November 13, 2013, and December 31, 2012 and 2011, the real estate inventory is stated at cost; there were no inventory impairment charges recorded in the period ended November 13, 2013, or in the years ended December 31, 2012 and 2011.
Equipment
Equipment is stated at cost, less accumulated depreciation. Depreciation expense is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in other (income) expense. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years. Maintenance and repair costs are expensed as incurred.
Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of equipment recorded in the period ended November 13, 2013, and the years ended December 31, 2012 and 2011.
Insurance Costs and Reserves
The Company has deductible limits under workers’ compensation, automobile and general liability insurance policies, and records expenses and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are $3 million per occurrence and in the aggregate annually and apply in excess of automobile liability, employer’s liability under workers compensation and general liability policies. The Company generally requires subcontractors and design professionals to indemnify the Company for liabilities arising from their work, subject to certain limitations.
Warranty Reserves
Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home is sold. The Company’s warranty liability is based upon historical warranty cost experience and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built.
Warranty reserves are reviewed quarterly to assess the reasonableness and adequacy and make adjustments to the balance of the preexisting reserves to reflect changes in trends and historical data as information becomes available.
Members’ Equity
The Company is a Delaware limited liability company. In accordance with the limited liability company agreement, the Company shall be dissolved no later than December 31, 2060.
The LGI Member, as the managing member, has the responsibility and authority to operate the Company on a day-to-day basis subject to the operating budget and business plan, which is approved by both members. All major decisions require both members’ consent. Major decisions include, but are not limited to: the acquisition or disposition of a project; capital contributions; and changes, updates or amendments to the operating budget or business plan.
Profits are allocated to the members based on the predetermined formulas specified in the limited liability company agreement for the allocation of distributable cash. The GTIS Member and the LGI Member are allocated 85% and 15% of the profits, respectively, (the Sharing Percentages) until such time as the members receive cash distributions equal to their initial capital investment plus a 15% internal rate of return (“First Tier Return”). Subsequent allocations of distributable cash and profits include a priority allocation of 20% to 41.2% to the LGI Member, depending on the amount of cash distributions achieved over the life of the Company. Upon liquidation of the LGI Member’s interest in the Company, the managing member is required to restore any deficit balance in its capital account as provided for in the limited liability company agreement. The performance of the LGI Member and its affiliates under the limited liability company agreement and the Master Service Agreement is guaranteed jointly and severally by LGI Homes Corporate, LLC, LGI Homes, Ltd., LGI Homes -Sunrise Meadow, Ltd., LGI Homes-Canyon Crossing, Ltd., and LGI Homes Deer Creek, LLC, and is secured by a first lien and security interest in the LGI Member’s interest and the right to receive any distributions from the Company.
Based on the Company’s cumulative cash distributions through December 31, 2012, the Company had not achieved the First-Tier Return. During the period ended November 13, 2013, the Company achieved the First, Second and Third-Tier Returns and began paying a 41.2% priority allocation to the LGI Member.
Home Sales
In accordance with ASC 360-20, Real Estate Sales, revenues from home sales are recorded at the time each home is closed, title and possession are transferred to the buyer and there is no significant continuing involvement of the Company. Home sales proceeds are generally received from the title company within a few days from closing. Home sales are reported net of sales discounts and incentives granted to home buyers which are primarily seller-paid closing costs.
Cost of Sales
As discussed under Real Estate Inventory, above, cost of sales for homes closed include the construction costs of each home and allocable land acquisition and land development costs, capitalized interest, and other related common costs (both incurred and estimated to be incurred).
Selling and Commission Costs
Sales commissions are paid and expensed based on homes sold. Other selling costs are expensed in the period incurred.
Advertising Costs
Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $220,175 for the period ended November 13, 2013. Advertising and direct mail costs were $374,527 and $649,792 for the years ended December 31, 2012 and 2011, respectively.
Income Taxes
The Company is a limited liability company which is treated as a partnership for income tax purposes and federal income taxes on taxable income or losses realized by the Company are the obligation of the individual members. However, the Company is subject to certain state taxes and fees, including the Texas margin tax, where applicable. There are no significant deferred income taxes related to state income taxes. Management of the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. State income taxes paid were $53,728 for the period ended November 13, 2013. In addition, state income taxes of $81,775 and $14,322 were paid for the years ended December 31, 2012 and 2011, respectively.
Fair Value Measurement of Financial Instruments
ASC 820, Fair Value Measurements, defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability or if a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that may differ from the transaction price or market price of the asset or liability.
Under generally accepted accounting principles, the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable, and other liabilities approximate their carrying amounts due to the short term nature of these instruments.
Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified as certain amounts were recorded incorrectly. Management does not believe such reclassification adjustments were material to the consolidated financial statements. The reclassifications include, but are not limited to, the reclassification to cost of sales of rebates previously classified as other income and the reclassification of certain indirect costs to cost of sales previously classified as general and administrative. These reclassifications had no impact on the Company’s net income.

3. Real Estate Inventory
The Company purchases land and develops residential subdivisions including roads, water and sewer systems. These costs are included in inventory and expensed as cost of sales on a per lot basis as homes are sold.

Real estate inventory consists of the following:

	November 13, 2013	December 31, 2012
Land and land development	$131,714	$3,724,734
Sales office inventory	203,326	198,009
Homes in progress	2,721,536	482,333
Completed homes	1,152,119	1,677,668
Real estate inventory	$4,208,695	$6,082,744
Interest and financing costs incurred under the Company’s debt obligations, as more fully described in Note 6, are capitalized to qualifying real estate projects under development. Any additional interest charges related to real estate projects not under development are expensed in the period incurred.

4. Equipment
Equipment consists of the following:

	November 13, 2013	December 31, 2012
Equipment	$24,214	$26,524
Less: accumulated depreciation	(13,788)	(12,046)
Equipment, net	$10,426	$14,478

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	November 13, 2013	December 31, 2012
Accrued liabilities	$125,093	$184,390
Customer deposits	47,520	21,880
Warranty reserve	30,000	30,000
Accrued expenses and other liabilities	$202,613	$236,270

Customer deposits are received upon signing a purchase contact and are typically $500. Deposits are generally refundable if the customer is unable to obtain financing. Forfeited buyer deposits related to home sales are recognized in other income in the accompanying Consolidated Statements of Operations in the period in which it is determined that the buyer will not complete the purchase of the property and the deposit is nonrefundable to the buyer.
Changes to the warranty accrual are detailed in the table set forth below:

	November 13, 2013	December 31, 2012
Warranty reserves, beginning of period	$30,000	$30,000
Warranty provision	36,500	68,518
Warranty expenditures	(36,500)	(68,518)
Warranty reserves, end of period	$30,000	$30,000

6. Note Payable

The Company had a note payable due to one of its subcontractors in the amount of $910,556 as of December 31, 2011. The note accrued interest at a rate of 6%. Total interest expense was $3,942 and $46,270 for the years ended December 31, 2012 and 2011, respectively. The note was secured by real property. The note was paid off in 2012.

Capitalized Interest

Interest and related financing costs incurred under the Company’s debt obligations are capitalized to qualifying real estate projects under development. Interest charges and other financing costs related to real estate projects not under development are expensed in the period incurred. Interest activity for the note payable for the periods presented is as follows:

	For the Period January 1 through November 13,	For the Year Ended December 31,
	2013	2012	2011
Interest incurred	$—	$3,942	$46,270
Less: Amounts capitalized	—	(3,942)	(46,270)
Interest expense, net of amounts capitalized	$—	$—	$—
Cash paid for interest	$—	$3,942	$46,270

7. Related-Party Transactions
From time to time, the Company may engage in transactions with entities that are affiliated with the Company’s members. We believe transactions with related parties are in the normal course of operations. Accounts payable due to related parties represent amounts that are due to LGI Homes Corporate, LLC and its affiliates for payroll, direct costs, management fees and warranty fees that are allocated to the Company.
Management and Warranty Fees
The Company has a Management Service Agreement with LGI Homes Services, LLC. The Company is charged a management fee of approximately 3% of home sale revenue for administration, supervision, marketing and various other services. LGI Homes - Luckey Ranch, LLC is also charged a management fee of approximately 3% of construction costs for the development of land. Management fees expensed under the agreements were $696,487 for the period January 1, 2013 through November 13, 2013. Management Fees expensed were $771,075 and $712,069 for the years ended December 31, 2012 and 2011, respectively.
The Company provides a Home Builder’s Limited Warranty to the buyer of each home and pays a warranty fee of $250 to an affiliate of the LGI Member upon the closing of the sale of each home. The LGI Member is responsible for warranty service work after community close-out or work performed more than 24 months after a home is sold. Under the terms of the limited liability company agreement, the LGI Member is responsible for the full, timely and proper performance, satisfaction and discharge of any warranty claims asserted against the Company, the GTIS Member or any affiliate thereof. Warranty fees expensed and paid under the Master Services Agreement were $36,500 for the period January 1, 2013 through November 13, 2013. Warranty fees expensed and paid under the Management Services Agreement were $43,750 and $41,750 for the years ended December 31, 2012 and 2011, respectively.

8. Commitments and Contingencies
Contingencies
In the ordinary course of doing business, the Company becomes subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate. Management of the Company believes that these claims include usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

9. Subsequent Event

Management has evaluated subsequent events through March 31, 2014, the date the consolidated financial statements were available to be issued. We are not aware of any significant events others than those included herein that occurred subsequent to the balance sheet date, but prior to the completion of this report that would have a material impact on the consolidated financial statements.

LGI-GTIS HOLDINGS II, LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LGI-GTIS Holdings II, LLC and Subsidiaries
We have audited the accompanying consolidated balance sheets of LGI-GTIS Holdings II, LLC and Subsidiaries (the Company) as of November 13, 2013 and December 31, 2012, and the related consolidated statements of operations, members’ equity, and cash flows for the period from January 1, 2013 through November 13, 2013 and each year in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LGI-GTIS Holdings II, LLC and Subsidiaries at November 13, 2013 and December 31, 2012, and the results of their operations and their cash flows for the period from January 1, 2013 through November 13, 2013 and each year in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
/s/ Armanino LLP
San Ramon, California
March 31, 2014

LGI-GTIS HOLDINGS II, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 13, 2013	December 31, 2012
Assets
Cash and cash equivalents	$2,023,315	$1,018,240
Accounts receivable	—	520,192
Accounts receivable, related-parties	6,381	—
Real estate inventory	2,194,524	4,080,721
Equipment, net	2,776	21,576
Prepaid expenses	—	1,800
Total assets	$4,226,996	$5,642,529
Liabilities and Members’ Equity
Accounts payable	$359,787	$154,017
Accounts payable, related parties	127,205	160,059
Accrued expenses and other liabilities	153,193	140,795
Total liabilities	640,185	454,871
Members’ equity	3,586,811	5,187,658
Total liabilities and members’ equity	$4,226,996	$5,642,529
See accompanying notes to the consolidated financial statements

LGI-GTIS HOLDINGS II, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period January 1 through November 13, 2013	For the Year Ended December 31,
		2012	2011
Revenues:
Home Sales	$18,300,511	$21,616,240	$10,282,842
Expenses:
Cost of sales	12,763,148	15,198,304	7,199,286
Selling expenses	1,620,608	1,903,001	1,456,652
General and administrative	894,936	983,751	613,270
Operating Income	3,021,819	3,531,184	1,013,634
Other Income (Expense), net	29,612	5,018	(15,015)
Net Income Before Income Taxes	3,051,431	3,536,202	998,619
Income Tax Provision	(52,278)	(60,394)	(29,005)
Net Income	$2,999,153	$3,475,808	$969,614
See accompanying notes to the consolidated financial statements

LGI-GTIS HOLDINGS II, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

Members' Equity - January 1, 2011	$827,824
Net Income	969,614
Contributions from members	4,339,412
Distributions to members	(800,000)
Members' Equity - December 31, 2011	$5,336,850
Net Income	3,475,808
Distributions to members	(3,625,000)
Members' Equity - December 31, 2012	$5,187,658
Net Income	2,999,153
Distributions to members	(4,600,000)
Members' Equity - November 13, 2013	$3,586,811

See accompanying notes to the consolidated financial statements

LGI-GTIS HOLDINGS II, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period January 1 through November 13, 2013	For the Year Ended December 31,
		2012	2011
Operating activities
Net Income	$2,999,153	$3,475,808	$969,614
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,094	30,214	22,486
Changes in assets and liabilities:
Accounts receivable	520,192	(142,037)	(378,155)
(Receivables from) payables to related parties, net	(39,235)	97,615	41,114
Real estate inventory	1,886,197	651,273	(4,145,871)
Prepaid expenses	1,800	10,480	(12,280)
Accounts payable	205,770	(174,077)	121,687
Accrued expenses and other liabilities	12,398	15,140	125,655
Net cash provided by (used in) operating activities	5,596,369	3,964,416	(3,255,750)
Investing activities
Proceeds from disposal of assets at net book value	11,485	—	—
Purchases of equipment	(2,779)	(1,678)	(70,216)
Net cash provided by (used in) investing activities	8,706	(1,678)	(70,216)
Financing activities
Contributions from members	—	—	4,339,412
Distributions to members	(4,600,000)	(3,625,000)	(800,000)
Net cash provided by (used in) financing activities	(4,600,000)	(3,625,000)	3,539,412
Net increase in cash and cash equivalents	1,005,075	337,738	213,446
Cash and cash equivalents, beginning of period	1,018,240	680,502	467,056
Cash and cash equivalents, end of period	$2,023,315	$1,018,240	$680,502
See accompanying notes to the consolidated financial statements

LGI-GTIS HOLDINGS II, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Organization and Description of Business
LGI-GTIS Holdings II, LLC (the Company) is a joint venture that was formed on November 16, 2010, between LGI Homes Corporate, LLC (LGI Member) and GTAM Mallard LLC (GTIS Member). LGI Homes Corporate, LLC transferred their equity interests to LGI Homes Group, LLC during March 2011. The Company is engaged in the design and construction of entry level homes in high growth markets in Texas.
On November 13, 2013, LGI Homes, Inc., an affiliate of the LGI Member, completed an initial public offering ("IPO"). Concurrent with the IPO, the GTIS Member’s interest in LGI-GTIS Holdings II, LLC was acquired by LGI Homes, Inc. and, as a result, the Company has become a wholly-owned subsidiary of LGI Homes, Inc.

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: LGI Homes-Mallard Crossing, LLC and LGI Homes-West Meadows, LLC.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) as contained within the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents and Concentrations of Credit Risk
Cash and cash equivalents are defined as cash on hand, demand deposits with financial institutions, and short-term liquid investments with an initial maturity date of less than three months. The Company’s cash in demand deposit accounts may exceed federally insurable limits. The Company’s management monitors the cash balances in their operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or diminished access to cash in their operating accounts.
Accounts Receivable
Accounts receivable consists primarily of proceeds due from title companies for sales closed prior to period end and are generally collected within a few days from closing.
Real Estate Inventory
Inventory consists of land and land development, sales office inventory, homes in progress, and completed homes. Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.
Land, development and other project costs, including property taxes incurred during development and home construction, are capitalized to real estate inventory. Land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate. The costs of lots are transferred to homes in progress when home construction begins. Home construction costs and related carrying charges (principally property taxes) are allocated to the cost of individual homes using the specific identification method.
Inventory costs for completed homes are expensed as cost of sales as homes are sold. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining lots and homes in the community on a pro-rata basis.

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
In accordance with the provisions of ASC 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. The Company estimates the fair value of its communities using a discounted cash flow model. As of November 13, 2013, and December 31, 2012 and 2011, the real estate inventory is stated at cost; there were no inventory impairment charges recorded in the period ended November 13, 2013, or in the years ended December 31, 2012 and 2011.
Equipment
Equipment is stated at cost, less accumulated depreciation. Depreciation expense is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in other (income) expense. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years. Maintenance and repair costs are expensed as incurred.
Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of equipment recorded in the period ended November 13, 2013, and the years ended December 31, 2012 and 2011.
Insurance Costs and Reserves
The Company has deductible limits under workers’ compensation, automobile and general liability insurance policies, and records expenses and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are $3 million per occurrence and in the aggregate annually and apply in excess of automobile liability, employer’s liability under workers compensation and general liability policies. The Company generally requires subcontractors and design professionals to indemnify the Company for liabilities arising from their work, subject to certain limitations.
Members’ Equity
The Company is a Delaware limited liability company. In accordance with the limited liability company agreement, the Company shall be dissolved no later than December 31, 2060.
The LGI Member, as the managing member, has the responsibility and authority to operate the Company on a day-to-day basis subject to the operating budget and business plan, which is approved by both members. All major decisions require both members’ consent. Major decisions include, but are not limited to: the acquisition or disposition of a project; capital contributions; and changes, updates or amendments to the operating budget or business plan.
Profits are allocated to the members based on the predetermined formulas specified in the limited liability company agreement for the allocation of distributable cash. The GTIS Member and the LGI Member are allocated 85% and 15% of the profits, respectively, (the Sharing Percentages) until such time as the members receive cash distributions equal to their initial capital investment plus a 15% internal rate of return (First Tier Return). Subsequent allocations of distributable cash and profits include a priority allocation of 20% to 41.2% to the LGI Member, depending on the amount of cash distributions achieved over the life of the Company. Upon liquidation of the LGI Member’s interest in the Company, the managing member is required to restore any deficit balance in its capital account as provided for in the limited liability company agreement. The performance of the LGI Member and its affiliates under the limited liability company agreement and the Master Service Agreement is guaranteed jointly and severally by LGI Homes Corporate, LLC, LGI Homes, Ltd., LGI Homes-Sunrise

Meadow, Ltd., LGI Homes-Canyon Crossing, Ltd., and LGI Homes Deer Creek, LLC, and is secured by a first lien and security interest in the LGI Member’s interest and the right to receive any distributions from the Company.
Based on the Company’s cumulative cash distributions through December 31, 2012, the Company had not achieved the First-Tier Return. During the period ended November 13, 2013, the Company achieved the First, Second and Third-Tier Returns and began paying a 41.2% priority allocation to the LGI Member.
Home Sales
In accordance with ASC 360-20, Real Estate Sales, revenues from home sales are recorded at the time each home is closed, title and possession are transferred to the buyer and there is no significant continuing involvement of the Company. Home sales proceeds are generally received from the title company within a few days from closing. Home sales are reported net of sales discounts and incentives granted to home buyers which are primarily seller-paid financing or closing costs.
Cost of Sales
As discussed under Real Estate Inventory, above, cost of sales for homes closed include the construction costs of each home and allocable land acquisition and land development costs and other related common costs (both incurred and estimated to be incurred).
Selling and Commission Costs
Sales commissions are paid and expensed based on homes sold. Other selling costs are expensed in the period incurred.
Advertising Costs
Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $350,457 for the period ended November 13, 2013. Advertising and direct mail costs were $500,060 and $463,021 for the years ended December 31, 2012 and 2011, respectively.
Income Taxes
The Company is a limited liability company which is treated as a partnership for income tax purposes and federal income taxes on taxable income or losses realized by the Company are the obligation of the individual members. However, the Company is subject to certain state taxes and fees, including the Texas margin tax, where applicable. There are no significant deferred income taxes related to state income taxes. Management of the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. State income taxes paid were $53,556 for the period ended November 13, 2013. In addition, state income taxes of $28,755 and $0 were paid for the years ended December 31, 2012 and 2011, respectively.
Fair Value Measurement of Financial Instruments
ASC 820, Fair Value Measurements, defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability or if a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that may differ from the transaction price or market price of the asset or liability.
Under generally accepted accounting principles, the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities approximate their carrying amounts due to the short term nature of these instruments.

Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified as certain amounts were recorded incorrectly. Management does not believe such reclassification adjustments were material to the consolidated financial statements. The reclassifications include, but are not limited to, the reclassification to cost of sales of rebates previously classified as other income and the reclassification of certain indirect costs to cost of sales previously classified as general and administrative. These reclassifications had no impact on the Company’s net income.

3. Real Estate Inventory
The Company purchases land and develops residential subdivisions including roads, water and sewer systems. These costs are included in inventory and expensed as cost of sales on a per lot basis as homes are sold.
Real estate inventory consists of the following:

	November 13, 2013	December 31, 2012
Land and land development	$276,518	$1,694,228
Sales office inventory	269,602	253,827
Homes in progress	875,338	150,678
Completed homes	773,066	1,981,988
Real estate inventory	$2,194,524	$4,080,721

4. Equipment
Equipment consists of the following:

	November 13, 2013	December 31, 2012
Furniture and fixtures	$10,655	$74,276
Less: accumulated depreciation	(7,879)	(52,700)
Equipment, net	$2,776	$21,576

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	November 13, 2013	December 31, 2012
Accrued liabilities	$116,171	$114,223
Customer deposits	37,022	26,572
Accrued expenses and other liabilities	$153,193	$140,795

Customer deposits are received upon signing a purchase contact and are typically $500. Deposits are generally refundable if the customer is unable to obtain financing. Forfeited buyer deposits related to home sales are recognized in other income (expense) in the accompanying Consolidated Statements of Operations in the period in which it is determined that the buyer will not complete the purchase of the property and the deposit is nonrefundable to the buyer.

6. Related-Party Transactions
From time to time, the Company may engage in transactions with entities that are affiliated with the Company’s members. We believe transactions with related parties are in the normal course of operations. Accounts payable due to related parties represent amounts that are due to LGI Homes Group, LLC and its affiliates for payroll, direct costs, management fees and warranty fees that are allocated to the Company.

Management and Warranty Fees

The Company has a Management Service Agreement with LGI Homes Services, LLC. The Company is charged a management fee of approximately 3% of home sale revenue for administration, supervision, marketing, and various other services. Management fees expensed under the agreements were $569,566 for the period January 1, 2013 through November 13, 2013. Management fees expensed were $679,266 and $322,569 for the years ended December 31, 2012 and 2011, respectively.

The Company provides a Home Builder’s Limited Warranty to the buyer of each home and pays a warranty fee of $250 to an affiliate of the LGI Member upon the closing of the sale of each home. The LGI Member is responsible for all warranty service work performed after a home is sold; accordingly, no warranty reserve is maintained by the Company. Under the terms of the limited liability company agreement, the LGI Member is responsible for the full, timely and proper performance, satisfaction and discharge of any warranty claims asserted against the Company, the GTIS Member or any affiliate thereof. Warranty fees expensed under the Management Services Agreement were $33,250 for the period ended November 13, 2013. Warranty fees expensed were $43,000 and $21,000 for the years ended December 31, 2012 and 2011, respectively.

7. Commitments and Contingencies
Contingencies
In the ordinary course of doing business, the Company becomes subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate. Management of the Company believes that these claims include usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Commitments
The Company has historically had land purchase option contracts for the right to purchase land or lots at a future point in time with predetermined terms. Under the land purchase option contracts, we do not have title to the property and our obligations with respect to the option contracts are generally limited. The Company had no land purchase option contracts at November 13, 2013. The following is a summary of our land purchase commitments as of December 31, 2012:

December 31, 2012
Commitments under the land purchase option contracts if the purchases were consummated (unaudited)	$508,200
Lots under land purchase option contracts (unaudited)	42

8. Subsequent Event
Management has evaluated subsequent events through March 31, 2014, the date the consolidated financial statements were available to be issued. We are not aware of any significant events others than those included herein that occurred subsequent to the balance sheet date, but prior to the completion of this report that would have a material impact on the consolidated financial statements.

LGI-GTIS HOLDINGS III, LLC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm	F-51
Consolidated Balance Sheets as of November 13, 2013 and December 31, 2012	F-52
Consolidated Statements of Operations for the period ended November 13, 2013, the year ended December 31, 2012, and the period March 2, 2011 (inception) through December 31, 2011	F-53
Consolidated Statements of Members’ Equity from March 2, 2011 (inception) to November 13, 2013	F-54
Consolidated Statements of Cash Flows for the period ended November 13, 2013, the year ended December 31, 2012 and the period March 2, 2011 (inception) through December 31, 2011	F-55
Notes to the Consolidated Financial Statements for the period ended November 13, 2013, the year ended December 31, 2012 and the period March 2, 2011 (inception) through December 31, 2011	F-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LGI-GTIS Holdings III, LLC and Subsidiaries
We have audited the accompanying consolidated balance sheets of LGI-GTIS Holdings III, LLC and Subsidiaries (the Company) as of November 13, 2013 and December 31, 2012, and the related consolidated statements of operations, members’ equity, and cash flows for the period from January 1, 2013 through November 13, 2013, the year ended December 31, 2012 and the period from March 2, 2011 (Inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LGI-GTIS Holdings Ill, LLC and Subsidiaries at November 13, 2013 and December 31, 2012, and the results of their operations and their cash flows for the the period from January 1, 2013 through November 13, 2013, the year ended December 31, 2012 and the period from March 2, 2011 (Inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.
/s/ Armanino LLP
San Ramon, California
March 31, 2014

LGI-GTIS HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 13, 2013	December 31, 2012
Assets
Cash and cash equivalents	$445,920	$566,578
Accounts receivable	—	694,284
Accounts receivable, related parties	533	—
Real estate inventory	1,937,644	4,423,461
Equipment, net	6,973	35,776
Prepaid expenses and land deposits	518	4,338
Total assets	$2,391,588	$5,724,437
Liabilities and Members’ Equity
Accounts payable	$561,019	$249,138
Accounts payable, related parties	109,038	175,430
Accrued expenses and other liabilities	61,086	135,576
Total liabilities	731,143	560,144
Members’ equity	1,660,445	5,164,293
Total liabilities and members’ equity	$2,391,588	$5,724,437
See accompanying notes to the consolidated financial statements.

LGI-GTIS HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period January 1 through November 13, 2013	For the Year Ended December 31, 2012	Inception (March 2, 2011) to December 31, 2011
Revenues:
Home Sales	$12,506,658	$23,348,354	$—
Expenses:
Cost of sales	8,932,010	17,082,356	—
Selling expenses	1,237,888	2,184,926	73,402
General and administrative	628,186	1,014,508	53,510
Operating Income (Loss)	1,708,574	3,066,564	(126,912)
Other Income (Expense), net	20,344	(5,926)	122
Net Income (Loss) Before Income Taxes	1,728,918	3,060,638	(126,790)
Income Tax Provision	(32,766)	(59,555)	—
Net Income (Loss)	$1,696,152	$3,001,083	$(126,790)
See accompanying notes to the consolidated financial statements.

LGI-GTIS HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

Members' Equity - March 2, 2011 (Inception)	$—
Net Loss	(126,790)
Contributions from members	2,100,000
Members' Equity - December 31, 2011	$1,973,210
Net Income	3,001,083
Contributions from members	2,090,000
Distributions to members	(1,900,000)
Members' Equity - December 31, 2012	$5,164,293
Net Income	1,696,152
Distributions to members	(5,200,000)
Members' Equity - November 13, 2013	$1,660,445

See accompanying notes to the consolidated financial statements.

LGI-GTIS HOLDINGS III, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period January 1 through November 13, 2013	For the Year Ended December 31, 2012	Inception (March 2, 2011) to December 31, 2011

Operating Activities:
Net income (loss)	$1,696,152	$3,001,083	$(126,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	16,799	21,668	—
Changes in assets and liabilities:
Accounts receivable	694,284	(694,284)	—
(Receivables from) payables to related parties, net	(66,925)	115,399	60,031
Real estate inventory	2,485,817	(2,751,256)	(1,672,205)
Prepaid expenses	3,820	26,500	(30,838)
Accounts payable	311,881	(53,679)	302,817
Accrued expenses and other liabilities	(74,490)	112,861	22,715
Net cash provided by (used in) operating activities	5,067,338	(221,708)	(1,444,270)
Investing Activities:
Proceeds from disposal of assets at net book value	13,487	—	—
Purchases of equipment	(1,483)	(30,516)	(26,928)
Net cash provided by (used in) investing activities	12,004	(30,516)	(26,928)
Financing Activities:
Contributions from members	—	2,090,000	2,100,000
Distributions to members	(5,200,000)	(1,900,000)	—
Net cash provided by (used in) financing activities	(5,200,000)	190,000	2,100,000
Net Increase (Decrease) in cash and cash equivalents	(120,658)	(62,224)	628,802
Cash and cash equivalents, beginning of period	566,578	628,802	—
Cash and cash equivalents, end of period	$445,920	$566,578	$628,802
See accompanying notes to the consolidated financial statements.

LGI-GTIS HOLDINGS III, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Organization and Description of Business
LGI-GTIS Holdings III, LLC (the Company) is a joint venture that was formed on March 2, 2011 between LGI Homes Group, LLC (LGI Member) and GTIS LGI LP (GTIS Member). The Company is engaged in the design and construction of entry level homes in high growth markets in Texas. The Company was considered a development stage entity as of December 31, 2011. A development stage entity is one in which principal operations have not commenced or produced significant revenue.
On November 13, 2013, LGI Homes, Inc., an affiliate of the LGI Member, completed an initial public offering ("IPO"). Concurrent with the IPO, the GTIS Member’s interest in LGI-GTIS Holdings III, LLC was acquired by LGI Homes, Inc. and, as a result, the Company has become a wholly-owned subsidiary LGI Homes, Inc.

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: LGI Homes-Oak Hollow, LLC and LGI Homes-Sonterra, LLC.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) as contained within the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.
Cash and Cash Equivalents and Concentrations of Credit Risk
Cash and cash equivalents are defined as cash on hand, demand deposits with financial institutions, and short-term liquid investments with an initial maturity date of less than three months. The Company’s cash in demand deposit accounts may exceed federally insurable limits. The Company’s management monitors the cash balances in their operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or diminished access to cash in their operating accounts.
Accounts Receivable
Accounts receivable consists primarily of proceeds due from title companies for sales closed prior to period end and are generally collected within a few days from closing.
Real Estate Inventory
Inventory consists of land and land development, sales office inventory, homes in progress and completed homes. Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.
Land, development and other project costs, including property taxes incurred during development and home construction, are capitalized to real estate inventory. Land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate. The costs of lots are transferred to homes in progress when home construction begins. Home construction costs and related carrying charges (principally property taxes) are allocated to the cost of individual homes using the specific identification method.
Inventory costs for completed homes are expensed as cost of sales as homes are sold. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining lots and homes in the community on a pro-rata basis.

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
In accordance with the provisions of ASC 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. The Company estimates the fair value of its communities using a discounted cash flow model. As of November 13, 2013, and December 31, 2012 and 2011, the real estate inventory is stated at cost; there were no inventory impairment charges recorded in the period ended November 13, 2013, the year ended December 31, 2012, or the period March 2, 2011 (date of inception) through December 31, 2011.
Equipment
Equipment is stated at cost, less accumulated depreciation. Depreciation expense is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in other (income) expense. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years. Maintenance and repair costs are expensed as incurred.
Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of equipment recorded in the period ended November 13, 2013, the year ended December 31, 2012, and the period March 2, 2011 (inception) through December 31, 2011.
Insurance Costs and Reserves
The Company has deductible limits under workers’ compensation, automobile and general liability insurance policies, and records expenses and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are $3 million per occurrence and in the aggregate annually and apply in excess of automobile liability, employer’s liability under workers compensation and general liability policies. The Company generally requires subcontractors and design professionals to indemnify the Company for liabilities arising from their work, subject to certain limitations.
Members’ Equity
The Company is a Delaware limited liability company. In accordance with the limited liability company agreement, the Company shall be dissolved no later than December 31, 2060.
The LGI Member, as the managing member, has the responsibility and authority to operate the Company on a day-to-day basis subject to the operating budget and business plan, which is approved by both members. All major decisions require both members’ consent. Major decisions include, but are not limited to: the acquisition or disposition of a project; capital contributions; and changes, updates or amendments to the operating budget or business plan.
Profits are allocated to the members based on the predetermined formulas specified in the limited liability company agreement for the allocation of distributable cash. The GTIS Member and the LGI Member are allocated 85% and 15% of the profits, respectively, (the Sharing Percentages) until such time as the members receive cash distributions equal to their initial capital investment plus a 15% internal rate of return (First Tier Return). Subsequent allocations of distributable cash and profits include a priority allocation of 20% to 41.2% to the LGI Member, depending on the amount of cash distributions achieved over the life of the Company. Upon liquidation of the LGI Member’s interest in the Company, the managing member is required to restore any deficit balance in its capital account as provided for in the limited liability company agreement. The performance of the LGI Member and its affiliates under the limited liability company agreement and the Master Service Agreement is jointly and severally guaranteed by LGI Homes Group, LLC, LGI Homes, Ltd., LGI Homes-Sunrise Meadow, Ltd., LGI Homes-

Canyon Crossing, Ltd. and LGI Homes Deer Creek, LLC, and is secured by a first lien and security interest in the LGI Member’s interest and the right to receive any distributions from the Company.
Based on the Company’s cumulative cash distributions through December 31, 2012, the Company had not achieved the First-Tier Return. During the period ended November 13, 2013, the Company achieved the First, Second and Third-Tier Returns and began paying a 41.2% priority allocation to the LGI Member.
Home Sales
In accordance with ASC 360-20, Real Estate Sales, revenues from home sales are recorded at the time each home is closed, title and possession are transferred to the buyer and there is no significant continuing involvement of the Company. Home sales proceeds are generally received from the title company within a few days from closing. Home sales are reported net of sales discounts and incentives granted to home buyers which are primarily seller-paid closing costs.
Cost of Sales
As discussed under Real Estate Inventory, above, cost of sales for homes closed include the construction costs of each home and allocable land acquisition and land development costs, and other related common costs (both incurred and estimated to be incurred).
Selling and Commission Costs
Sales commissions are paid and expensed based on homes sold. Other selling costs are expensed in the period incurred.
Advertising Costs
Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $366,954 for the period ending November 13, 2013. Advertising and direct mail costs were $591,255 and $11,218 for the years ended December 31, 2012 and 2011, respectively.
Income Taxes
The Company is a limited liability company which is treated as a partnership for income tax purposes and federal income taxes on taxable income or losses realized by the Company are the obligation of the individual members. However, the Company is subject to certain state taxes and fees, including the Texas margin tax, where applicable. There are no significant deferred income taxes related to state income taxes. Management of the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. State income taxes paid were $59,833 for the period ended November 13, 2013. There were no state income taxes paid for the year ended December 31, 2012 and the period March 2, 2011 (inception) through December 31, 2011.
Fair Value Measurement of Financial Instruments
ASC 820, Fair Value Measurements, defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability or if a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that may differ from the transaction price or market price of the asset or liability.
Under generally accepted accounting principles, the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities approximate their carrying amounts due to the short term nature of these instruments.

Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified as certain amounts were recorded incorrectly. Management does not believe such reclassification adjustments were material to the consolidated financial statements. The reclassifications include, but are not limited to, the reclassification to cost of sales of rebates previously classified as other income and the reclassification of certain indirect costs to cost of sales previously classified as general and administrative. These reclassifications had no impact on the Company’s net income.

3. Real Estate Inventory
The Company purchases land and develops residential subdivisions including roads, water and sewer systems. These costs are included in inventory and expensed as cost of sales on a per lot basis as homes are sold.
Real estate inventory consists of the following:

	November 13, 2013	December 31, 2012
Land and land under development	$153,030	$830,953
Sales office inventory	99,629	122,261
Homes in progress	1,188,086	165,543
Completed homes	496,899	3,304,704
Real estate inventory	$1,937,644	$4,423,461

4. Equipment
Equipment consists of the following:

	November 13, 2013	December 31, 2012
Equipment	$27,292	$57,444
Less: accumulated depreciation	(20,319)	(21,668)
Equipment, net	$6,973	$35,776

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	November 13, 2013	December 31, 2012
Accrued liabilities	$43,146	$88,512
Customer deposits	17,940	47,064
Accrued expenses and other liabilities	$61,086	$135,576

Customer deposits are received upon signing a purchase contact and are typically $500. Deposits are generally refundable if the customer is unable to obtain financing. Forfeited buyer deposits related to home sales are recognized in other income (expense) in the accompanying Consolidated Statements of Operations in the period in which it is determined that the buyer will not complete the purchase of the property and the deposit is nonrefundable to the buyer.

6. Related-Party Transactions
From time to time, the Company may engage in transactions with entities that are affiliated with the Company’s members. We believe transactions with related parties are in the normal course of operations. Accounts payable due to related parties represent amounts that are due to LGI Homes Group, LLC and its affiliates for payroll, direct costs, management fees and warranty fees that are allocated to the Company.

Management and Warranty Fees
The Company has a Management Service Agreement with LGI Homes Services, LLC (Homes Services). The Company is charged a management fee of approximately 3% of home sale revenue for administration, supervision, marketing, and various other services. Management fees expensed under the agreements were $386,664 for the period ended November 13, 2013. Management Fees expensed were $730,107 and $0 for the year ended December 31, 2012 and the period March 2, 2011 (inception) through December 31, 2011, respectively.

The Company provides a Home Builder’s Limited Warranty to the buyer of each home and pays a warranty fee of $250 to an affiliate of the LGI Member upon the closing of the sale of each home. The LGI Member is responsible for all warranty service work performed after a home is sold; accordingly, no warranty reserve is maintained by the Company. Under the terms of the limited liability company agreement, the LGI Member is responsible for the full, timely and proper performance, satisfaction and discharge of any warranty claims asserted against the Company, the GTIS Member or any affiliate thereof. Warranty fees expensed under the Management Services Agreement were $22,000 for the period ended November 13, 2013. Warranty fees expensed were $44,750 and $0 for the year ended December 31, 2012, and the period March 2, 2011 (inception) through December 31, 2011, respectively.

7. Commitments and Contingencies
Contingencies
In the ordinary course of doing business, the Company becomes subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate. Management of the Company believes that these claims include usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Commitments

The Company has land purchase option contracts for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and our obligations with respect to the option contracts are generally limited. The following is a summary of our land purchase commitments:

	November 13, 2013	December 31, 2012
Land deposits	$—	$—
Commitments under the land purchase option contracts if the purchases are consummated (unaudited)	$1,729,800	$409,200
Lots under land purchase options contracts (unaudited)	93	22

8. Subsequent Event
Management has evaluated subsequent events through March 31, 2014, the date the consolidated financial statements were available to be issued. We are not aware of any significant events others than those included herein that occurred subsequent to the balance sheet date, but prior to the completion of this report that would have a material impact on the consolidated financial statements.

LGI-GTIS HOLDINGS IV, LLC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm	F-62
Consolidated Balance Sheets as of November 13, 2013 and December 31, 2012	F-63
Consolidated Statements of Operations for the period ended November 13, 2013, and the period October 31, 2012 (inception) through December 31, 2012	F-64
Consolidated Statements of Members’ Equity from October 31, 2012 (inception) to November 13, 2013	F-65
Consolidated Statements of Cash Flows for the period ended November 13, 2013, and the period October 31, 2012 (inception) through December 31, 2012	F-66
Notes to the Consolidated Financial Statements for the period ended November 13, 2013, and the period October 31, 2012 (inception) through December 31, 2012	F-67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LGI-GTIS Holdings IV, LLC and Subsidiaries
We have audited the accompanying consolidated balance sheets of LGI-GTIS Holdings IV, LLC and Subsidiaries (the “Company”) as of November 13, 2013 and December 31, 2012, and the related consolidated statements of operations, members’ equity, and cash flows for the period from January 1, 2013 through November 13, 2013 and the period from October 31, 2012 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LGI-GTIS Holdings IV, LLC and Subsidiaries at November 13, 2013 and December 31, 2012, and the results of their operations and their cash flows for the period from January 1, 2013 through November 13, 2013 and the period from October 31, 2012 (Inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Armanino LLP
San Ramon, California
March 31, 2014

LGI-GTIS HOLDINGS IV, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 13, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,647,511	$1,120,851
Accounts receivable	608,029	—
Accounts receivable, related parties	72,009	108,577
Real estate inventory	22,648,531	12,248,676
Equipment, net	86,844	6,533
Prepaid expenses	101,230	190,229
Total assets	$25,164,154	$13,674,866
Liabilities and Members’ Equity
Accounts payable	$2,979,485	$712,355
Accounts payable, related parties	345,633	331,739
Accrued expenses and other liabilities	464,611	3,686
Total liabilities	3,789,729	1,047,780
Members’ equity	21,374,425	12,627,086
Total liabilities and members’ equity	$25,164,154	$13,674,866
See accompanying notes to the consolidated financial statements

LGI-GTIS HOLDINGS IV, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period January 1 through November 13, 2013	Inception (October 31, 2012) to December 31, 2012
Revenues:
Home sales	$27,917,713	$—
Expenses:
Cost of sales	21,087,345	—
Selling expenses	2,817,033	112,254
General and administrative	1,426,115	130,970
Operating income (loss)	2,587,220	(243,224)
Other income, net	7,755	—
Net income (loss) before income taxes	2,594,975	(243,224)
Income tax provision	(34,136)	—
Net income (loss)	$2,560,839	$(243,224)
See accompanying notes to the consolidated financial statements

LGI-GTIS HOLDINGS IV, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

Members’ equity—October 31, 2012 (Inception)	$—
Net loss	(243,224)
Contributions from members	12,870,310
Members’ equity—December 31, 2012	12,627,086
Net income	2,560,839
Contributions from members	6,186,500
Members’ equity—November 13, 2013	$21,374,425
See accompanying notes to the consolidated financial statements

LGI-GTIS HOLDINGS IV, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period January 1 - through November 13, 2013	Inception (October 31, 2012) to December 31, 2012
Operating activities:
Net income (loss)	$2,560,839	$(243,224)
Adjustments to reconcile net income (loss) to net cash to net cash used in operating activities:
Depreciation	26,575	—
Changes in assets and liabilities:
Accounts receivable	(608,029)	—
Payables to related parties, net	50,462	223,162
Real estate inventory	(10,399,855)	(12,248,676)
Prepaid expenses	88,999	(190,229)
Accounts payable	2,267,130	712,355
Accrued expenses and other liabilities	460,925	3,686
Net cash used in operating activities	(5,552,954)	(11,742,926)
Investing activities:
Purchases of equipment	(106,886)	(6,533)
Net cash used in investing activities	(106,886)	(6.533)
Financing activities:
Contributions from members	6,186,500	12,870,310
Net cash provided by financing activities	6,186,500	12,870,310
Net increase in cash and cash equivalents	526,660	1,120,851
Cash and cash equivalents, beginning of period	1,120,851	—
Cash and cash equivalents, end of period	$1,647,511	$1,120,851
See accompanying notes to the consolidated financial statements

LGI-GTIS HOLDINGS IV, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Organization and Description of Business
LGI-GTIS Holdings IV, LLC (the Company) is a joint venture that was formed on October 31, 2012 between LGI Homes Group, LLC (LGI Member) and GTIS US Residential Strategies Fund, LP and LGI IV Blocker, LLC (collectively, the GTIS Members). During 2013, the GTIS Members assigned part of their interests to two affiliates, GTIS US Residential Strategies Fund - A, LP and GTIS US Residential Strategies Fund - B, LP.
The Company is engaged in the design and construction of entry-level homes in high growth markets in Texas, Arizona and Florida. The Company was considered a development stage entity as of December 31, 2012. A development stage entity is one in which principal operations have not commenced or produced significant revenue.
On November 13, 2013, LGI Homes, Inc., an affiliate of the LGI Member, completed an initial public offering ("IPO"). Concurrent with the IPO, the GTIS Members’ Interests in LGI-GTIS Holdings IV, LLC were acquired by LGI Homes, Inc. and, as a result, the Company has become a wholly-owned subsidiary of LGI Homes, Inc.

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: LGI Homes - Blue Hills, LLC, LGI Homes - Krenson Woods, LLC, LGI Homes - Northpointe, LLC, LGI Homes - Oak Hollow Phase 6, LLC, LGI Homes - Saltgrass Crossing, LLC and LGI Homes - Luckey Ranch Partners, LLC.
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP) as contained within the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents and Concentrations of Credit Risk

Cash and cash equivalents are defined as cash on hand, demand deposits with financial institutions, and short-term liquid investments with an initial maturity date of less than three months. The Company’s cash in demand deposit accounts may exceed federally insurable limits. The Company’s management monitors the cash balances in their operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or diminished access to cash in their operating accounts.

Accounts Receivable

Accounts receivable consists primarily of proceeds due from title companies for sales closed prior to period end and are generally collected within a few days from closing.
Real Estate Inventory
Inventory consists of land and land development, sales office inventory, homes in progress and completed homes. Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.
Land, development and other project costs, including property taxes incurred during development and home construction, are capitalized to real estate inventory. Land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate. The costs of lots are transferred to homes in progress when home construction begins. Home construction costs and related carrying charges (principally property taxes) are allocated to the cost of individual homes using the specific identification method.

Inventory costs for completed homes are expensed as cost of sales as homes are sold. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the unsold homes in the community on a pro-rata basis.
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
In accordance with the provisions of ASC 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. The Company estimates the fair value of its communities using a discounted cash flow model. As of November 13, 2013, and December 31, 2012, the real estate inventory is stated at cost; there were no inventory impairment charges recorded in the period January 1, 2013 through November 13, 2013 or in the period October 31, 2012 (inception) through December 31, 2012.
Equipment
Equipment is stated at cost, less accumulated depreciation. Depreciation expense is recorded in general and administrative expenses in the accompanying Consolidated Statements of Operations. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in other (income) expense. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years. Maintenance and repair costs are expensed as incurred.

Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of equipment recorded in the period January 1, 2013 through November 13, 2013 and the period October 31, 2012 (date of inception) through December 31, 2012.
Insurance Costs and Reserves
The Company has deductible limits under workers’ compensation, automobile and general liability insurance policies, and records expenses and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits are $3 million per occurrence and in the aggregate annually and apply in excess of automobile liability, employer’s liability under workers compensation and general liability policies. The Company generally requires subcontractors and design professionals to indemnify the Company for liabilities arising from their work, subject to certain limitations.
Members’ Equity
The Company is a Delaware limited liability company. In accordance with the limited liability company agreement, the Company shall be dissolved no later than December 31, 2062.
The LGI Member, as the managing member, has the responsibility and authority to operate the Company on a day-to-day basis subject to the operating budget and business plan, which is approved by both members. All major decisions require both members’ consent. Major decisions include, but are not limited to: the acquisition or disposition of a project; capital contributions; and changes, updates or amendments to the operating budget or business plan.
Profits are allocated to the members based on the predetermined formulas specified in the limited liability company agreement for the allocation of distributable cash. The GTIS Members and the LGI Member are allocated 85% and 15% of the profits, respectively, (the Sharing Percentages) until such time as the members receive cash distributions equal to their initial capital investment plus a 15% internal rate of return (First Tier Return). Subsequent allocations of distributable cash and profits include a priority allocation of approximately 20% to 40% to the LGI Member, depending on the amount of cash distributions achieved over the life of the Company. Upon liquidation of the LGI Member’s interest in the Company, the managing member is required to restore any deficit balance in its capital account as provided for in the limited liability company agreement. The performance of the LGI Member and its affiliates under the limited liability company agreement and the Master Service Agreement is guaranteed individually and collectively, and on a joint and several basis, by LGI Homes, Ltd. and LGI Homes Group, LLC, and its subsidiaries: LGI Homes-Chateau Woods, LLC, LGI Homes-Texas, LLC, LGI Homes-FW, LLC, LGI Homes - Presidential Glen, LLC, LGI Homes-Quail Run, LLC, LGI Homes-Woodland Creek, LLC, LGI Homes-Lakes of Magnolia, LLC, LGI Homes-Decker Oaks, LLC, LGI Homes-Stewarts Forest, LLC, LGI Homes-Florida, LLC, LGI Homes-AZ Sales, LLC, LGI Homes-AZ Construction, LLC, LGI Homes-Glennwilde, LLC, and LGI Homes-San Tan Heights.
As of November 13, 2013, the Company’s cumulative cash distributions had not achieved the First-Tier Return.
Home Sales
In accordance with ASC 360-20, Real Estate Sales, revenues from home sales are recorded at the time each home is closed, title and possession are transferred to the buyer and there is no significant continuing involvement of the Company. Home sales proceeds are generally received from the title company within a few days from closing. Home sales are reported net of sales discounts and incentives granted to home buyers which are primarily seller-paid closing costs.
Cost of Sales
As discussed under Real Estate Inventory, above, cost of sales for homes closed include the construction costs of each home and allocable land acquisition and land development costs, and other related common costs (both incurred and estimated to be incurred).
Selling and Commission Costs
Sales commissions are paid and expensed based on homes sold. Other selling costs are expensed in the period incurred.
Advertising Costs
Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $695,273 for the period January 1, 2013 through November 13, 2013 and $11,926 for the period October 31, 2012 (date of inception) through December 31, 2012.
Income Taxes
The Company is a limited liability company which is treated as a partnership for income tax purposes and federal income taxes on taxable income or losses realized by the Company are the obligation of the individual members. However, the Company is subject to certain state taxes and fees, including the Texas margin tax, where applicable. There are no significant deferred income taxes related to state income taxes. Management of the Company has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. There were no state income taxes paid for the period January 1, 2013 through November 13, 2013, or for the period October 31, 2012 (inception) through December 31, 2012.
Fair Value Measurement of Financial Instruments
ASC 820, Fair Value Measurements, defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability or if a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that may differ from the transaction price or market price of the asset or liability.
Under generally accepted accounting principles, the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities approximate their carrying amounts due to the short term nature of these instruments.
Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified as certain amounts were recorded incorrectly. Management does not believe such reclassification adjustments were material to the consolidated financial statements. The reclassifications include, but are not limited to, the reclassification to cost of sales of rebates previously classified as other income and the reclassification of certain indirect costs to cost of sales previously classified as general and administrative. These reclassifications had no impact on the Company’s net income.

3. Real Estate Inventory
The Company purchases land and develops residential subdivisions including roads, water and sewer systems. These costs are included in inventory and expensed as cost of sales on a per lot basis as homes are sold.
Real estate inventory consists of the following:

	November 13, 2013	December 31, 2012
Land and land development	$11,851,965	$10,944,305
Sales office inventory	497,896	—
Homes in progress	6,011,879	1,304,371
Completed homes	4,286,791	—
Real estate inventory	$22,648,531	$12,248,676

4. Equipment
Equipment consists of the following:

	November 13, 2013	December 31, 2012
Furniture and fixtures	$113,419	$6,533
Less: accumulated depreciation	(26,575)	—
Equipment, net	$86,844	$6,533

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	November 13, 2013	December 31, 2012
Accrued liabilities	$388,268	$3,686
Customer deposits	76,343	—
Accrued expenses and other liabilities	$464,611	$3,686

Customer deposits are received upon signing a purchase contact and are typically $500. Deposits are generally refundable if the customer is unable to obtain financing. Forfeited buyer deposits related to home sales are recognized in other income (expense), net in the accompanying Consolidated Statements of Operations in the period in which it is determined that the buyer will not complete the purchase of the property and the deposit is nonrefundable to the buyer.

6. Related-Party Transactions

From time to time, the Company may engage in transactions with entities that are affiliated with the Company’s members. We believe transactions with related parties are in the normal course of operations. Accounts payable due to related parties represent amounts that are due to LGI Homes Group, LLC and its affiliates for payroll, direct costs, management fees and warranty fees that are allocated to the Company.

Management and Warranty Fees

The Company has a Master Service Agreement with LGI Homes Services, LLC (Homes Services). The Company is charged a management fee of approximately 3% of home sale revenue for administration, supervision, marketing and various other services. Management fees expensed under the agreement were $862,860 for the period January 1, 2013 through November 13, 2013, and $-0- for the period October 31, 2012 (date of inception) through December 31, 2012.

The Company provides a Home Builder’s Limited Warranty to the buyer of each home and pays a warranty fee of $250 to an affiliate of the LGI Member upon the closing of the sale of each home. The LGI Member is responsible for all warranty service work performed after a home is sold; accordingly, no warranty reserve is maintained by the Company. Under the terms of the limited liability company agreement, the LGI Member is responsible for the full, timely and proper performance, satisfaction and discharge of any warranty claims asserted against the Company, the GTIS Member or any affiliate thereof. Warranty fees expensed under the Management Services Agreement were $47,000 for the period January 1, 2013 through November 13, 2013, and $0 for the period October 31, 2012 (date of inception) through December 31, 2012.

7. Commitments and Contingencies
Contingencies
In the ordinary course of doing business, the Company becomes subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate. Management of the Company believes that these claims include usual obligations incurred by real estate developers in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Land Deposits
The Company has land purchase option contracts for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and our obligations with respect to the option contracts are generally limited. The following is a summary of our land purchase commitments:

	November 13, 2013	December 31, 2012
Commitments under the land purchase option contracts if the purchases are consummated (unaudited)	$338,458	$1,518,000
Lots under land options and land purchase contracts (unaudited)	14	60

8. Subsequent Event
Management has evaluated subsequent events through March 31, 2014, the date the consolidated financial statements were available to be issued. We are not aware of any significant events others than those included herein that occurred subsequent to the balance sheet date, but prior to the completion of this report that would have a material impact on the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGI Homes, Inc.

Date:	March 31, 2014	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	March 31, 2014	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lipar	Chief Executive Officer and Chairman of the Board	March 31, 2014
Eric T. Lipar	(Principal Executive Officer)

/s/ Charles Merdian	Chief Financial Officer, Secretary and Treasurer	March 31, 2014
Charles Merdian	(Principal Financial and Accounting Officer)

/s/ Duncan Gage	Director	March 31, 2014
Duncan Gage

/s/ Bryan Sansbury	Director	March 31, 2014
Bryan Sansbury

/s/ Steven Smith	Director	March 31, 2014
Steven Smith

/s/ Robert Vaharadian	Director	March 31, 2014
Robert Vaharadian

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of LGI Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).
3.2	Bylaws of LGI Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).
10.1
Second Amended and Restated Loan Agreement, dated January 17, 2014, by and between Texas Capital Bank, National Association and (i) LGI Homes Group, LLC, (ii) LGI Homes-Presidential Glen, LLC, (iii) LGI Homes-Quail Run, LLC, (iv) LGI Homes-FW, LLC, (v) LGI Homes-San Tan Heights, LLC, (vi) LGI Homes-Texas, LLC, (vii) LGI Homes-Decker Oaks, LLC, (viii) LGI Homes AZ Construction, LLC, (ix) LGI Homes-Woodland Creek, LLC, (x) LGI Homes-Lakes of Magnolia, LLC, (xi) LGI Homes-Saltgrass, LLC, (xii) LGI Homes – Stewarts Forest, LLC, (xiii) LGI Homes – Glennwilde, LLC, (xiv) LGI Homes-E San Antonio, LLC, (xv) LGI Homes-Windmill Farms, LLC, (xvi) LGI Homes-Arizona, LLC, (xvii) LGI Homes – Florida, LLC, (xviii) LGI Homes – Georgia, LLC, (xix) LGI Homes-Maple Leaf, LLC, (xx) LGI Homes Avondale, LLC, (xxi) LGI Homes-Shale Creek, LLC, (xxii) LGI Homes-Sterling Lakes Partners, LLC, (xxiii) LGI Crowley Land Partners, LLC, (xxiv) LGI Homes-Maple Park, LLC, (xxv) LGI Homes – Sunrise Meadow, LLC, (xxvi) LGI Homes Corporate, LLC, (xxvii) LGI Homes Services, LLC, (xxviii) LGI Homes AZ Sales, LLC, (xxix) LGI Homes – New Mexico, LLC, (xxx) LGI Homes NM Construction, LLC, (xxxi) LGI JV Holdings, LLC, (xxxii) LGI Homes – Luckey Ranch, LLC, (xxxiii) LGI JV Holdings II, LLC, (xxxiv) LGI Homes –West Meadows, LLC, (xxxv) LGI JV Holdings III, LLC, (xxxvi) LGI Homes – Sonterra, LLC, (xxxvii) LGI JV Holdings IV, LLC, (xxxviii) LGI Homes – Blue Hills, LLC, (xxxix) LGI Homes – Krenson Woods, LLC, (xl) LGI Homes – Northpointe, LLC, (xli) LGI Homes – Oak Hollow Phase 6, LLC, (xlii) Luckey Ranch Partners, LLC, and (xliii) LGI Fund III Holdings, LLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K of LGI Homes, Inc. filed on February 5, 2014).

10.2
Employment Agreement, dated as of August 23, 2013, between LGI Homes, Inc. and Eric Lipar (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).

10.3
LGI Homes, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on September 20, 2013).

21.1*	List of Subsidiaries of LGI Homes, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†
XBRL information is deemed not filed or a part of a registration statement or Annual Report for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.