Form 10-K/A
period 2013-12-31
LGI Homes, Inc.
filed 2014-04-30
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-36126

LGI HOMES, INC. (Exact name of registrant as specified in its charter)

Delaware	46-3088013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Lake Robbins Drive, Suite 430, The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip code)
(281) 362-8998
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($0.01 par value)	Name of each exchange on which registered NASDAQ

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of April 15, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $277,837,412 based on the closing price as reported on the NASDAQ Stock Market. As of April 15, 2014, there were 20,763,449 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Table of Contents

LGI HOMES, INC.

Explanatory Note

LGI Homes, Inc., a Delaware corporation (the “Company,” “we,” “us” or “our”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”), to include information previously omitted from Part III, Items 10, 11, 12, 13 and 14. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file our definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted.

Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including amendments to those filings, if any.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

Name	Age	Principal Occupation
Eric Lipar	43	Chief Executive Officer and Chairman of the Board of the Company
Bryan Sansbury	41	Chief Operating Officer of Aon Hewitt
Robert Vahradian	52	Senior Managing Director of GTIS Partners, LP
Duncan Gage	64	Former President and CEO of Giant Cement Holdings, Inc.
Steven Smith	58	Managing Partner of Washington, D.C. office of Ober, Kaler, Grimes & Shriver

Eric Lipar.    Mr. Lipar is our Chief Executive Officer and serves as Chairman of our board of directors. He has served as our Chief Executive Officer since 2009, as a director since June 2013 and as Chairman of the Board since July 2013. Previously, Mr. Lipar served as our President from 2003 until 2009. Mr. Lipar has been in the residential land development business since the mid-1990s and is one of our founders. He has overseen land acquisition, development and the sales of over 6,200 homes since our inception. Mr. Lipar currently serves on the Residential Neighborhood Development Council for the Urban Land Institute. Through his in-depth work experience, Mr. Lipar has obtained a broad background in all aspects of residential construction, development, financing, sales and marketing. Mr. Lipar is responsible for our overall strategic leadership, working closely with our key executives to establish, implement and direct our long-range goals, strategies and policies.
Mr. Lipar brings extensive leadership, along with industry and operational experience to our board of directors. Through his experience, his knowledge of our operations and our markets and his professional relationships within the homebuilding industry, Mr. Lipar is highly qualified to identify important matters for review and deliberation by our board of directors and is instrumental in determining our corporate strategy. In addition, by serving as both the Chairman of the Board and our Chief Executive Officer, Mr. Lipar serves as an invaluable bridge between our management and our board of directors and ensures that they act with a common purpose.
Mr. Lipar’s extensive business knowledge, along with his demonstrated leadership capability through the growth of our company, makes him highly qualified to continue to serve as our Chairman of the Board and our Chief Executive Officer.
Bryan Sansbury.     Mr. Sansbury has served as our lead director since June 2013. Mr. Sansbury is Chief Operating Officer of Aon Hewitt and has been with Aon Hewitt and its affiliates for eighteen years. Mr. Sansbury was previously President of Aon Hewitt’s Emerging Solutions business and a Business Unit Leader in Aon Hewitt’s HR Business Process Outsourcing business. Mr. Sansbury also led Aon Hewitt’s Canadian Outsourcing business. Early in his career, Mr. Sansbury held several client and business management roles in Aon Hewitt’s Atlanta office and led the Pension Outsourcing business in the Southeast region. Mr. Sansbury is a former member of The Woodlands (Texas) Area Economic Development Partnership Board and a fellow of the CEO Perspectives program at the Kellogg School of Management at Northwestern University.
Given his extensive business experience, Mr. Sansbury provides our board of directors with a unique perspective on business issues impacting our company as well as corporate governance. His leadership experience in several different capacities also makes him highly qualified to serve as the lead director of our board of directors.

Robert Vahradian.     Mr. Vahradian has served as a director since June 2013. Mr. Vahradian is a senior managing director of GTIS. GTIS currently manages approximately $2.2 billion of committed equity, comprising residential, retail, industrial, office, hotel and mixed-use properties in the U.S. and Brazil. Mr. Vahradian runs the U.S. investment and asset management activities of GTIS, and is a member of the investment committee of GTIS. Mr. Vahradian joined GTIS in 2006 and has 26 years of real estate experience. Previously, Mr. Vahradian was President of Allied Partners, a private real estate investment company and was Chief Operating Officer and principal of The Athena Group, L.L.C., a residential investment and development company based in New York. Prior to joining The Athena Group, LLC, Mr. Vahradian was a Director in Credit Suisse First Boston’s real estate investment banking and principal groups.

Through Mr. Vahradian’s vast experience in all aspects of the real estate investments and asset management businesses, he is exceptionally well qualified to serve as a director and provides our board of directors with valuable insight on real estate and finance matters.
Duncan Gage.     Mr. Gage has served as a director since June 2013. Mr. Gage currently manages his personal investments. Mr. Gage was President and CEO of Giant Cement Holdings, Inc. from 2009 to 2012, a producer of cement, concrete and aggregate for the construction industry. He previously served as President of the Eastern Construction Materials Division of Rinker Materials and President of Rinker’s Concrete Pipe Division. Mr. Gage also held a number of senior executive positions with Lafarge Group, including, Regional President, Southeast Asia and President, US Cement Operations. Our board of directors has determined that Mr. Gage qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. He is a director of Insteel Industries, Inc., where he chairs the Audit Committee and is a member of the Compensation Committee. Mr. Gage is also a member of the board of directors for the South Carolina Aquarium.

Mr. Gage’s experience as an executive officer of public companies as well as his experience as a director of Insteel Industries, Inc. (a public manufacturer of steel wire reinforcing products) and chair of its audit committee gives him a unique perspective on business and corporate governance issues.
Steven Smith.     Mr. Smith has served as a director since June 2013. Mr. Smith has practiced health law in the Washington, D.C. office of Ober, Kaler, Grimes & Shriver (“Ober Kaler”) for more than 9 years and is the Managing Partner of that office. He practices exclusively in the health care regulatory, operational and transactional areas where he counsels hospitals, physicians and other clients on a variety of issues including corporate governance, executive compensation and agreements; medical staff issues including structure and relationship to hospitals, medical staff bylaws, physician disciplinary matters and all peer review related issues; compliance, from both an operational and legal standpoint; structuring transactions to achieve the objectives of his clients and to comply with such laws and regulations; patient safety and quality assurance issues as they relate to both reimbursement and improvement of patient care; and risk and claims management, insurance coverage and fiduciary responsibilities. Prior to joining Ober Kaler, Mr. Smith was Senior Vice-President and General Counsel for a large healthcare system in Maryland for 10 years. Mr. Smith is the uncle of Mr. Lipar, our Chief Executive Officer and Chairman of the Board.
With his wealth of knowledge on issues relating to corporate governance and executive compensation, Mr. Smith provides us with a unique perspective on issues affecting our company. This expertise, combined with his leadership experience as a senior executive enables Mr. Smith to be a valuable member of our board of directors.

Our Executive Officers
Please see “Business─Executive Officers” in Part I, Item 1 in the Original Filing. Mr. Jack Lipar, our Executive Vice President of Acquisitions, is the cousin of Mr. Eric Lipar, our Chief Executive Officer and Chairman of the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of the reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations of our officers and directors, all Section 16(a) reports for the year ended December 31, 2013 applicable to our executive officers and directors and such other persons were filed on a timely basis.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller and persons performing similar functions. The Code of Business Conduct and Ethics is posted on our website at http://investor.lgihomes.com/governance.cfm. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address specified above.

Committee Charters
Our board of directors has adopted a charter for each of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee. A copy of each committee charter is posted on our website at http://investor.lgihomes.com/governance.cfm.

ITEM 11. EXECUTIVE COMPENSATION
As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to "smaller reporting companies" as such term is defined in the rules promulgated under the Securities Act of 1933, as amended, which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer (referred throughout as our named executive officers).
Prior to our initial public offering (“IPO”) in November 2013, our board of directors performed a formal annual compensation review. Our Compensation Committee evaluated the performance of our chief executive officer and made recommendations with regard to his compensation to our board for approval. Our chief executive officer reviewed the performance of our executive officers, including the named executive officers (other than himself), with our Compensation Committee and made recommendations to our Compensation Committee with regard to each executive officer’s compensation (other than himself). Our Compensation Committee considered such recommendations and then made its own recommendations with regard to each executive officer’s compensation (other than the chief executive officer) to our board for approval.
Our Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) to assist it in assessing the competitiveness of our executive compensation programs and aid in the transition of our compensation programs from a private company to a public company structure. During 2013, Meridian was engaged to:

•	Provide advice on the Company’s executive pay philosophy;

•	Provide data for the establishment of a peer group of companies as a reference source for assessing competitive compensation practices;

•
Provide market data for the Compensation Committee to consider in assessing chief executive officer and other executive officer base salary, annual bonus opportunity, long-term incentive awards, benefits and severance protections;

•	Provide market data for the Compensation Committee to consider in assessing director compensation practices; and

•	Provide advice on the design of incentive compensation vehicles and other programs to meet the Company’s objectives.
Meridian does not provide any other services to us. Our Compensation Committee evaluated the independence of Meridian and concluded that no conflict would prevent Meridian from serving as an independent consultant to the committee.

Executive Compensation Program Elements

Effective January 1, 2014, our executive compensation program includes the following elements:

•	Base Salary

•	Annual Bonus

•	Equity Incentive Plan
The Annual Bonus Plan (the “Bonus Plan”) was adopted by our board of directors as a subplan of the 2013 Equity Incentive Plan (the “2013 Plan”) and became effective immediately prior to our IPO for periods beginning after January 1, 2014. Under the Bonus Plan, the Compensation Committee determines the terms and conditions of awards and designates the executives who participate in the Bonus Plan. Payments under the Bonus Plan to executives are based on the level of achievement of performance goals during the applicable calendar year.
At the beginning of each performance period, the Compensation Committee establishes, at its discretion, the performance goal, the target award and the payout formula for each participant.  At the end of each performance period, the Compensation Committee will certify the extent to which the performance goals applicable to each participant were satisfied.  Payouts are intended to be made in cash, however, the Compensation Committee has the discretion to convert the dollar award into a stock-based award, subject to applicable limits set forth in the 2013 Plan.

In addition, under the 2013 Plan the Compensation Committee may also establish, at its discretion, long-term incentive performance goals. Similar to annual performance goals, at the end of each performance period, the Compensation Committee will certify the extent to which the performance goal was satisfied.
The actual awards will be determined based on the level of performance, subject to annual individual participant limits set forth in the 2013 Plan of $2,000,000 for cash awards; 500,000 shares for options and stock appreciation rights; and 300,000 shares for restricted stock, restricted stock units, performance shares, performance units and other stock-based awards and the Compensation Committee’s unilateral discretion to eliminate or reduce any award that would otherwise be payable to a participant.  Any payouts and awards under the 2013 Plan will be made shortly after receipt of our audited annual financial statements for the applicable period.
We maintain a tax-qualified defined contribution plan that covers all eligible employees who are over age 21. The plan permits employees to make pretax contributions and provides for discretionary employer matching contributions and profit sharing contributions. Employer contributions vest over five years.

SUMMARY COMPENSATION TABLE
The following table provides information concerning compensation of our principal executive officer and our two other highest paid executive officers for the fiscal years ended December 31, 2013 and 2012.

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards (2)	All Other Compensation		Total
Eric Lipar, CEO and Chairman of the Board
	2013	$500,755	$—	$—	$42,635	(3)	$543,390
	2012	$500,755	$—	$—	$49,451	(4)	$550,206
Michael Snider, President and Chief Operating Officer
	2013	$400,755	$400,869	$497,662	$337,337	(5)	$1,636,623
	2012	$400,755	$190,996	$—	$15,787	(6)	$607,538
Charles Merdian, Chief Financial Officer, Secretary and Treasurer
	2013	$238,062	$226,213	$253,737	$163,416	(7)	$881,428
	2012	$200,754	$113,135	$—	$3,000	(8)	$316,889

(1)	The amounts shown reflect incentive cash compensation awards paid in 2013 and 2012, based upon the net profit of specific development communities.
(2)
The amounts shown reflect incentive compensation awards based upon the net profit of specific development communities that were accrued as of November 6, 2013 and were converted to restricted stock units (“RSUs”) of equal value immediately prior to the IPO at the IPO price of $11 per share. In addition, 50 RSUs were granted to each of our employees on November 6, 2013, immediately prior to our IPO. The RSUs vest on November 6, 2014 and will be settled in shares of the Company’s common stock. The amounts shown reflect the grant date fair value of the RSUs, determined in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements included in the Original Filing, regarding assumptions underlying valuations of equity awards for 2013. Details regarding equity awards that are still outstanding can be found in the “Outstanding Equity Awards at Fiscal 2013 Year End” table below.

(3)
Includes: (i) Company matching contributions of $3,000 per year pursuant to our 401(k) plan, and (ii) club dues paid by us in the amount of $8,280, (iii) $26,855, representing the payments paid by us on two cars for Mr. Eric Lipar’s use and associated insurance premium payments through September 30, 2013, and (iv) a car allowance of $4,500 for the period from October 1, 2013 to December 31, 2013.

(4)
Includes: (i) Company matching contributions of $3,000 per year pursuant to our 401(k) plan, (ii) club dues paid by us in the amount of $9,600 and (iii) $36,851, representing the annual payments paid by us on two cars for Mr. Eric Lipar’s use and associated insurance premium payments.

(5)
Includes: (i) Company matching contributions of $3,000 per year pursuant to our 401(k) plan, (ii) $9,005 representing the annual payments paid by us on a car for Mr. Snider’s use and associated insurance premium payments through September 30, 2013, (iii) $320,832 of accrued incentive compensation awards based upon the net profit of specific development communities for the period November 7, 2013 to December 31, 2013, and (iv) a car allowance of $4,500 for the period from October 1, 2013 to December 31, 2013.

(6)
Includes: (i) Company matching contributions of $3,000 per year pursuant to our 401(k) plan and (ii) $12,787, representing the annual payments paid by us on a car for Mr. Snider’s use and associated insurance premium payments.

(7)
Includes (i) Company matching contributions of $3,000 per year pursuant to our 401(k) plan and (ii) $160,416 of accrued incentive compensation awards based upon the net profit of specific development communities for the period November 7, 2013 to December 31, 2013,

(8)	Includes Company matching contributions of $3,000 per year pursuant to our 401(k) plan.

On March 27, 2014, our board of directors approved a $100,000 discretionary cash bonus to Eric Lipar related to performance during the period from November 7, 2013 to December 31, 2013.
During 2013 and 2012, distributions of $3,969,417 and $276,964 were paid to Eric Lipar and certain of his affiliates to pay estimated federal income taxes on their earnings of entities of the period prior to the IPO when the respective entities were treated as pass-through entities for tax purposes. Similarly, $108,174 of distributions were paid to Michael Snider and certain of his affiliates during 2013 to pay estimated federal income taxes on their earnings of entities of the period prior to the IPO when the respective entities were treated as pass-through entities for tax purposes. These distributions are excluded from the compensation amounts reported in the above table.

OUTSTANDING EQUITY AWARDS AT DECEMBER 2013

The following table provides information concerning equity awards outstanding for our principal executive officer and our two other highest paid executive officers at December 31, 2013.

Name	Number of RSUs That Have Not Vested (#)(1)	Market Value of RSUs That Have Not Vested ($)(2)
Eric Lipar	—	$—

Michael Snider	45,242	$804,855

Charles Merdian	23,067	$410,362

(1)	These RSUs will vest on November 6, 2014.
(2)
Market value of shares or units that have not vested is based on the closing price of $17.79 per share of our common stock on The NASDAQ Global Select Market on December 31, 2013, the last trading day of 2013.

On March 27, 2014, $320,832 and $160,416 of accrued incentive compensation awards payable to Michael Snider and Charles Merdian, respectively, based upon the net profit of specific development communities for the period November 7, 2013 to December 31, 2013, were converted to RSUs of equal value based on the closing price of the Company’s common stock on The NASDAQ Global Select Market of $17.20 per share on March 27, 2014. As a result, 18,653 and 9,327 RSUs were issued to Michael Snider and Charles Merdian, respectively. Additionally, 10,295 and 5,148 RSUs were granted to Michael Snider and Charles Merdian, respectively, as discretionary bonuses related to 2013. The RSUs vest on March 27, 2015 and will be settled in shares of the Company’s common stock.
Employment Agreements
Mr. Eric Lipar, our Chief Executive Officer and Chairman of the Board, has an employment agreement with the Company which generally outlines the terms of his employment. The employment agreement provides for a five year term, a base salary of $500,000 and entitles Mr. Lipar to receive discretionary incentive bonuses.
Mr. Lipar’s employment agreement provides that, if our board of directors terminates his employment for any reason other than Cause or if he resigns for Good Reason he will be entitled to receive a payment equal to two years’ base salary. If, within one year after a Change in Control or within six months prior to a Change in Control, Mr. Lipar’s employment is terminated by him for Good Reason or by the Company other than for Cause, he will instead be entitled to receive severance benefits consisting of: (i) a lump sum payment equal to two year’s base salary; (ii) a lump sum payment equal to two times the amount of his target bonus; and (iii) $30,000 to enable Mr. Lipar to fund health coverage continuation benefits. In either case, such severance payments will be paid within forty-five days following Mr. Lipar’s separation from service or, if he is at the time of termination a “specified employee” as defined under Section 409A of the Internal Revenue Code of 1986, as amended, on the first to occur of (i) 10 days after the expiration of the six month period following such separation from service, (ii) death or (iii) such earlier date that complies with Code Section 409A. All such severance payments are subject to Mr. Lipar’s execution of a waiver and release agreement.
Mr. Lipar’s employment agreement incorporates the terms of his prior agreement with the Company governing confidentiality, non-competition and non-solicitation.
Mr. Lipar’s employment agreement defines “Cause” as, following written notice to him and his failure to cure such occurrence(s): (i) any act or omission that constitutes a material breach by him under the employment agreement, (ii) conviction or plea of nolo contendere by him to any felony or another crime involving dishonesty or moral turpitude or which could reflect negatively on our company, (iii) Mr. Lipar’s engaging in any misconduct, negligence, act of dishonesty, violence or threat of violence that is injurious to the Company, (iv) Mr. Lipar’s material breach of a written policy of the Company or the rules of any governmental or regulatory body applicable to the Company, (v) Mr. Lipar’s refusal to following the directions of our board of directors or (vi) any other willful misconduct by Mr. Lipar which is materially injurious to the financial condition or business reputation of the Company. “Good Reason” is defined to include: (i) a material diminution in Mr. Lipar’s base salary or a failure by the Company to pay material compensation due and payable, (ii) a material diminution in the nature or scope of Mr. Lipar’s authority, duties, responsibilities or title, (iii) requiring Mr. Lipar to be based at any office more than 50 miles from his current office location or (iv) a material breach by the Company of the employment agreement, which includes the failure of any successor entity to the Company to expressly assume the employment agreement.

A “Change in Control” is deemed to occur if: (i) any person acquires securities of the Company representing 50% or more of the total voting power of the Company, (ii) individuals who constitute the board of directors of the Company on the date of the employment agreement (Incumbent Directors) within a one year period cease to constitute at least a majority of the board; provided, that any individual whose election or nomination for election by the stockholders was approved by a majority of the then Incumbent Directors shall be considered an Incumbent Director, with certain exceptions; or (iii) the stockholders of the Company approve any merger, consolidation or recapitalization of the Company or any sale of substantially all of its assets where (a) the stockholders of the Company prior to the transaction do not, immediately thereafter, own at least 51% of both the equity and voting power of the surviving entity or (b) the Incumbent Directors at the time of the approval of the transaction would not immediately thereafter constitute a majority of the board of directors of the surviving entity.
Additionally, Mr. Lipar will participate in such pension, profit-sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans of the Company that may be in effect from time to time. The Company does not have any agreements with any of its other officers, directors, or employees containing provisions governing the compensation and benefits that may be paid to any such person upon termination of employment or a change in control of the Company.

2013 DIRECTOR COMPENSATION

The following table contains information with respect to 2013 compensation of our non-employee directors who served in such capacity since June 26, 2013. The 2013 compensation of Eric Lipar, CEO and Chairman of the Board is disclosed in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation (3)	Total
Bryan Sansbury (2)	$35,000	$50,006	$122	$85,128
Robert Vahradian (2)	$25,000	$50,006	—	$75,006
Duncan Gage (2)	$30,000	$50,006	$5,676	$85,682
Steven Smith (2)	$30,000	$50,006	$5,427	$85,433
_______________

(1)
The amounts shown reflect the grant date fair value of restricted stock units granted, determined in accordance with FASB ASC Topic 718. See Note 12 to our consolidated financial statements included in the Original Filing, regarding assumptions underlying valuations of equity awards for 2013.

(2)
On November 6, 2013, each non-employee director was granted 4,546 RSUs which vest in three annual installments of approximately 1,515 RSUs, the first of which will occur on November 6, 2014, with the two remaining equal annual installments occurring on each anniversary of such date.

(3)	Includes reimbursement of out-of-pocket travel costs incurred for in-person attendance at board of directors and committee meetings.
Our board of directors approved an annual retainer for each non-employee director of the Company of $50,000 plus an additional annual payment of $10,000 for the lead director and each committee chair, with such amounts to be paid in quarterly installments. Directors who are employees do not receive any compensation for their services as directors.
As described above, directors also receive an annual grant of $50,000 worth of RSUs under the 2013 Plan. On November 6, 2013, each non-employee director was granted 4,546 RSUs which vest in three annual installments of approximately 1,515 RSUs, the first of which will occur November 6, 2014, with the two remaining equal annual installments occurring on each anniversary of such date.
We reimburse our non-employee directors for reasonable out-of-pocket expenses up to $2,000 per meeting for travel in connection with their attendance in-person at board of directors or committee meetings.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 15, 2014 by (i) each of our directors and executive officers, individually and as a group, and (ii) each person known to our management to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

	Shares Beneficially
Name and Address of Beneficial Owner (1)	Owned	Percent
5% Stockholders:
Thomas Lipar (2)	2,652,495	12.77%
Gilder, Gagnon, Howe & Co. LLC (3)	2,391,727	11.52%
Wellington Management Company, LLP (4)	1,727,410	8.32%

Directors and Executive Officers (5):
Eric Lipar(6)	2,940,899	14.2%
Michael Snider(7)	113,761	*
Charles Merdian	13,636	*
Jack Lipar	20,726	*
Margaret Britton(8)	20,897	*
Rachel Eaton(9)	35,271	*
Bryan Sansbury(10)	194,117	*
Duncan Gage	18,636	*
Steven Smith	28,773	*
Robert Vahradian(11)	425,091	2%
All executive officers and directors as a group
(10 persons)	3,811,807	18.4%

*	Represents less than 1% of the number of shares of our common stock outstanding.
(1)	Beneficial ownership is determined in accordance with SEC rules. The percentage of shares beneficially owned is based on 20,763,449 shares of our common stock outstanding as of April 15, 2014.
(2)
Based solely on Schedule 13G filed with the SEC on November 15, 2013 by Thomas Lipar. The shares of our common stock reported include 368,723 shares owned by RE Finance Partners, Ltd., whose general partner is an entity wholly-owned by Mr. Lipar. Mr. Lipar disclaims beneficial ownership in 276,542 shares attributable to limited partnership interests owned by other partners in that partnership. The shares of our common stock reported excludes 678,396 shares attributable to limited partnership interests owned by Mr. Lipar in EDSS Holdings, LP, whose general partner is an entity wholly-owned by his son, Eric Lipar, our Chief Executive Officer and Chairman of the Board, as to which Mr. Thomas Lipar has no voting or investment power. Mr. Thomas Lipar’s address is 3440 Riley Fuzzel, Suite 150, Spring, Texas 77384.

(3)
Based solely on Schedule 13G filed with the SEC on February 12, 2014 by Gilder, Gagnon, Howe & Co. LLC (“Gilder Gagnon”). Gilder Gagnon reported sole voting and dispositive power for 58,173 shares of our common stock and shared power to dispose or direct the disposition of 2,333,554 shares of our common stock. The shares reported include 2,203,602 shares held in customer accounts of Gilder Gagnon over which partners and/or employees of Gilder Gagnon have discretionary authority to dispose of or direct the disposition of the shares, 129,952 shares held in accounts owned by the partners of Gilder Gagnon and their families, and 58,173 shares held in the account of the profit-sharing plan of Gilder Gagnon. The address of Gilder Gagnon’s principal business office is 3 Columbus Circle, 26th Floor, New York, New York 10019.

(4)
Based solely on Schedule 13D/A filed with the SEC on February 14, 2014 by Wellington Management Company, LLP (“Wellington Management”). Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 1,727,410 shares of our common stock which are held of record by clients of Wellington Management. The address of Wellington Management’s principal business office is 280 Congress Street, Boston, MA 02210.

(5)	There are no RSUs held by the directors and executive officers reflected in the beneficial ownership shares and percentages since none of the outstanding RSUs vest before November 6, 2014.
(6)
Includes 2,339,297 shares held by EDSS Holdings, LP, whose general partner is an entity wholly-owned by Mr. Eric Lipar. Mr. Lipar disclaims beneficial ownership in 678,396 shares attributable to limited partnership interests owned by Thomas Lipar, who is a limited partner in EDSS Holdings, LP. Eric Lipar is the son of Thomas Lipar. Also includes 17,326 shares owned by Mr. Eric Lipar’s spouse.

(7)	Includes 4,227 shares owned by Mr. Snider’s spouse.

(8)	Includes 3,409 shares owned by a trust for the benefit of Ms. Britton’s mother and 3,570 shares owned by Ms. Britton’s mother, of which Ms. Britton disclaims beneficial ownership.
(9)	Includes 13,636 shares owned by Ms. Eaton’s spouse.
(10)	Includes 23,101 shares owned by Mr. Sansbury’s spouse.
(11)	Includes 409,091 shares held by GTIS, over which Mr. Vahradian shares dispositive power as a member of investment committee.

Equity Compensation Plan Information

The table below sets forth the information as of December 31, 2013 for our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	140,372	—	1,359,628

A total of 1,500,000 shares of our common stock are reserved for issuance under the LGI Homes, Inc. 2013 Equity Incentive Plan (the 2013 Plan) at December 31, 2013. The number of shares reserved for issuance under the 2013 Plan was automatically increased by 500,000 shares subsequent to December 31, 2013, in accordance with the provisions of the 2013 Plan. The 2013 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted awards (restricted stock and restricted stock units), performance awards, and stock appreciation rights, or any combination of the foregoing. There are 140,372 restricted stock units (RSUs) outstanding at December 31 2013, each of which was granted at a $0 exercise price. See Note 12 to our consolidated financial statements included in the Original Filing for a description of the plan.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Family Relationships
Mr. Smith is the uncle of Mr. Eric Lipar, our Chief Executive Officer and Chairman of the Board. Mr. Eric Lipar and Mr. Jack Lipar, our Executive Vice President of Acquisitions, are cousins. There are no other familial relationships among our executive officers and directors.
Review and Approval of Transactions with Related Persons
Our board of directors has adopted a Statement of Policy Regarding Transactions with Related Parties, which requires that each director and executive officer promptly advise the chairman of the Audit Committee of any Related Person Transaction, as defined therein, of which he or she becomes aware in which we are to be a participant, the amount involved exceeds $120,000 and the applicable Related Person had or will have a direct or indirect material interest, and all material facts with respect thereto. The policy defines “Related Person” as (i) an executive officer or director of the Company or a nominee for director of the Company, (ii) a beneficial owner of more than 5% of any class of voting securities of the Company or (iii) an Immediate Family Member (as defined in the policy) of any person identified in clauses (i) or (ii). The Audit Committee (or, if determined by the Audit Committee as advisable, the disinterested members of our board of directors) shall then consider such Related Person Transaction for approval or ratification.
In considering whether to approve or ratify any Related Person Transaction, the Audit Committee or the disinterested members of our board of directors, as the case may be, shall consider all factors that are relevant to the Related Person Transaction, including, without limitation, the following:
•the size of the transaction and the amount payable to a Related Person;
•the nature of the interest of the Related Person in the transaction;
•whether the transaction may involve a conflict of interest; and

•
whether the transaction involves the purchase or sale of assets or the provision of goods or services to us that are available from unaffiliated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to us as would be available in comparable transactions with or involving unaffiliated third parties.

The policy supplements the conflict of interest provisions in our Code of Business Conduct and Ethics.
Agreements with Thomas Lipar
Concurrent with the IPO, the Company entered into a three-year consulting agreement with Thomas Lipar for $100,000 per year payable on a monthly basis. Mr. Thomas Lipar is the father of Eric Lipar, our Chief Executive Officer and Chairman of the Board. Consulting fees were approximately $17,000 for the year ended December 31, 2013.
In the future, we may consider acquiring land from Thomas Lipar or certain of his affiliates. Any such acquisition involving an amount in excess of $120,000 will be evaluated for approval by the Audit Committee (or, if determined by the Audit Committee as advisable, the disinterested members of our board of directors) in accordance with our Statement of Policy Regarding Transactions with Related Parties discussed above.

Director Independence
Our board of directors has determined that Bryan Sansbury, Robert Vahradian, Duncan Gage, and Steven Smith meet the standards regarding independence set forth in the Nasdaq listing standards and are free of any relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors of the Company.
Our board of directors has determined that both members of the Audit Committee, Duncan Gage and Steven Smith, are independent for purposes of serving on such committee under the Nasdaq listing standards and applicable federal law. In addition, our board of directors has determined that each current member of the Audit Committee is financially literate under the Nasdaq listing standards and that Duncan Gage qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K.
Our board of directors has also determined that each member of the Compensation Committee and the Nominating and Corporate Governance Committee meets the independence requirements applicable to those committees under the Nasdaq listing standards. In addition, our board of directors determined that each member of our Compensation Committee is an

“outside director” in accordance with Section 162(m) of the Internal Revenue Code and a “non-employee director” in accordance with Rule 16b-3 under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Ernst and Young LLP served as our independent auditors for the fiscal year ended December 31, 2013. Audit services of Ernst and Young LLP for fiscal 2013 included an audit of our consolidated financial statements, the combined financial statements of our predecessor included in the prospectus relating to our IPO which was declared effective by the SEC on November 6, 2013, and services related to our periodic filings with the SEC. Additionally, Ernst and Young LLP provided certain services related to the consolidated quarterly reports and annual and other periodic reports, registration statements and comfort letters.
Ernst and Young LLP’s fees for professional services for 2013 and 2012 included the following:

	2013	2012
Audit Fees - aggregate fees for audit services, which relate to the fiscal year consolidated audit, the combined audits of our predecessor companies, quarterly reviews, registration statements, and comfort letters	$1,815,000	$415,558
Audit-Related Fees - aggregate fees for audit-related services	—	—
Tax Fees	—	—
All Other Fees - aggregate fees for all other services	—	—
Total	$1,815,000	$415,558

It is our Audit Committee’s policy to pre-approve all audit, audit related and permissible non-audit services rendered to us by our independent auditor. Consistent with such policy, all of the fees listed above that we incurred for services rendered by Ernst and Young LLP subsequent to formation of our Audit Committee in July 2013 were pre-approved by our Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGI HOMES, INC.

By: /s/ Eric Lipar
Eric Lipar
Chief Executive Officer and
Chairman of the Board

Exhibit Number                        Exhibit Title

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.