Form 10-Q
period 2014-03-31
LGI Homes, Inc.
filed 2014-05-15
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.
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
Yes  ☐    No  ☒

As of May 12, 2014, there were 20,763,449 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$25,658	$54,069
Accounts receivable	5,541	5,402
Real estate inventory	177,538	141,983
Pre-acquisition costs and deposits	14,056	3,703
Deferred taxes, net	386	288
Property and equipment, net	1,049	845
Other assets	2,674	1,992
Goodwill and intangible assets, net	12,666	12,728
Total assets	$239,568	$221,010

LIABILITIES AND EQUITY
Accounts payable	$13,369	$14,001
Accrued expenses and other liabilities	7,644	7,100
Notes payable	48,820	35,535
Total liabilities	69,833	56,636

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 20,763,449 issued and outstanding	208	208
Additional paid-in capital	157,823	157,056
Retained earnings	11,704	7,110
Total equity	169,735	164,374
Total liabilities and equity	$239,568	$221,010

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013

Revenues:
Home sales	$75,919	$21,479
Management and warranty fees	—	481
Total revenues	75,919	21,960
Cost of sales	56,389	15,817
Selling expenses	7,362	2,248
General and administrative	5,105	1,759
Income from unconsolidated LGI/GTIS Joint Ventures	—	(292)
Operating income	7,063	2,428
Interest expense, net	—	(4)
Other income, net	4	73
Net income before income taxes	7,067	2,497
Income tax provision	(2,473)	(47)
Net income	4,594	2,450
Income attributable to non-controlling interests	—	—
Net income attributable to owners	$4,594	$2,450
Basic and diluted earnings per share data:
Basic	$0.22
Diluted	$0.22

Weighted average number of shares of common stock:
Basic	20,763,449
Diluted	20,862,701

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Equity
	Shares	Amount
BALANCE—December 31, 2013	20,763,449	$208	$157,056	$7,110	$164,374
Net income	—	—	—	4,594	4,594
Issuance of restricted stock units in settlement of accrued bonuses	—	—	642	—	642
Compensation expense for equity awards	—	—	125	—	125
BALANCE—March 31, 2014	20,763,449	$208	$157,823	$11,704	$169,735

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$4,594	$2,450
Adjustments to reconcile net income to net cash used in operating activities:
Income from unconsolidated LGI/GTIS Joint Ventures	—	(292)
Distributions from unconsolidated LGI/GTIS Joint Ventures	—	160
Depreciation and amortization	144	64
Loss on disposal of assets	10	—
Compensation expense for equity awards	125	—
Deferred income taxes	(98)	—
Changes in assets and liabilities:
Accounts receivable	(139)	(13)
Real estate inventory	(35,556)	(6,530)
Pre-acquisition costs and deposits	(10,353)	(1,343)
Other assets	(681)	(80)
Accounts payable	(631)	989
Accrued expenses and other liabilities	1,187	(397)
Net cash used in operating activities	(41,398)	(4,992)
Cash flows from investing activities:
Capital investments in unconsolidated LGI/GTIS Joint Ventures	—	(658)
Capital distributions from unconsolidated LGI/GTIS Joint Ventures	—	156
Proceeds from disposal of assets	—	29
Purchases of property and equipment	(298)	(62)
Net cash used in investing activities	(298)	(535)
Cash flows from financing activities:
Proceeds from notes payable	15,000	27,119
Payments on notes payable	(1,715)	(25,102)
Contributions from owners	—	35
Distributions to owners	—	(1,000)
Contributions from non-controlling interests	—	5,100
Net cash provided by financing activities	13,285	6,152
Net increase (decrease) in cash and cash equivalents	(28,411)	625
Cash and cash equivalents, beginning of period	54,069	7,069
Cash and cash equivalents, end of period	$25,658	$7,694

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BUSINESS
Organization and Description of the Business
LGI Homes, Inc. a Delaware corporation (the “Company”), was organized on July 9, 2013 as a holding company for the purposes of facilitating the initial public offering (the "IPO") of its common stock in November 2013.
The Company's principal business is the development of communities and the design and construction of homes. At March 31, 2014, the Company had operations in Texas, Arizona, Florida, Georgia and New Mexico.
Initial Public Offering and Reorganization Transactions
On November 13, 2013, the Company completed the IPO and received net proceeds of $102.6 million. In conjunction with the IPO, the Company completed the reorganization of LGI Homes Group, LLC and LGI Homes Corporate, LLC and their consolidated subsidiaries and variable interest entities, as well as LGI Homes II, LLC, LGI Homes - Sunrise Meadow, LLC, LGI Homes - Canyon Crossing, LLC, and LGI Homes - Deer Creek, LLC, (collectively, the "Predecessor") into LGI Homes, Inc. (the "Reorganization Transactions").

Immediate family members, a father and son (the "Family Principals"), individually or jointly owned more than 50% of the voting ownership interest of each entity comprising the Predecessor. The Predecessor entities and the Company were under common management, operated in the same business, and were controlled by the Family Principals immediately before and after the Reorganization Transactions. Following the Reorganization Transactions, the entities that comprised the Predecessor are wholly-owned subsidiaries of the Company. The Reorganization Transactions were accounted for at the transaction date as a consolidation of entities under common control. In addition, since the Predecessor controlled LGI Fund III Holdings, LLC before and after the IPO, the Company accounted for the acquisition of the non-controlling interests as an equity transaction. The accompanying unaudited statement of operations and cash flows for the three months ended March 31, 2013 present the historical combined financial statements of the Predecessor.

2.     ACQUISITION OF LGI/GTIS JOINT VENTURE PARTNERS' INTERESTS
Concurrent with the IPO, the Company acquired from GTIS Partners, LP and its affiliated entities (“GTIS”) all of GTIS’ equity interests in four unconsolidated joint ventures with the Predecessor, namely LGI-JV Holdings, LLC (formerly LGI-GTIS Holdings, LLC), LGI-JV Holdings II, LLC (formerly LGI-GTIS Holdings II, LLC), LGI-JV Holdings III, LLC (formerly LGI-GTIS Holdings III, LLC) and LGI-JV Holdings IV, LLC (formerly LGI-GTIS Holdings IV, LLC) (collectively, the “LGI/GTIS Joint Ventures”), in exchange for aggregate consideration of $41.3 million, consisting of cash of approximately $36.8 million and 409,091 shares of the Company’s common stock valued at $4.5 million on the IPO date (the "GTIS Acquisitions"). As discussed at Note 6, the LGI/GTIS Joint Ventures have historically been accounted for as unconsolidated joint ventures under the equity method of accounting. As a result of the GTIS Acquisitions, the Company began consolidating these entities. As required by ASC Topic 805, Business Combinations ("ASC Topic 805"), the acquired assets and assumed liabilities have been accounted for at fair value and the Predecessor’s historical interests in the joint ventures have been remeasured at fair value.
In connection with the purchase accounting, the Company recorded a gain of $6.4 million on the re-measurement of the Predecessor’s equity interest in the LGI/GTIS Joint Ventures and $12.7 million of goodwill and other intangibles. In addition, there was a $7.4 million step-up adjustment to record the acquisition date real estate inventory at fair value. Approximately $1.1 million of the $7.4 million fair value step-up adjustment is included in cost of sales for the three months ended March 31, 2014 related to real estate inventory at November 13, 2013 that was sold during the quarter. As of March 31, 2014, a total of $4.6 million of the step-up adjustment has been amortized to cost of sales.

Supplemental Pro-Forma Information
The supplemental pro forma information presented below presents the home sales revenues, cost of sales, and net income before income taxes of the Company as if the GTIS Acquisitions date had been completed on January 1, 2012.
The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The pro forma consolidated financial data is presented for informational purposes only. The pro forma consolidated financial data does not purport to represent what our results of operations would have been had the GTIS Acquisitions actually occurred on January 1, 2012 and does not purport to project our results of operations for any future period.

Pro Forma Financial Information	Three Months Ended March 31, 2013
(in thousands)
Home sales revenues	$35,736
Cost of sales	$26,222
Net income before income taxes	$3,535

The pro forma results have been adjusted to reflect the elimination of the Predecessor's equity in earnings of the LGI/GTIS Joint Ventures. The pro forma results also reflect $0.1 million each quarter for the amortization expense related to the marketing intangible asset. The pro forma financial information excludes the impact of the gain on re-measurement and the incremental impact of the fair value step-up adjustment of real estate inventory as these are considered to be non-recurring items.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of the Company’s results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited financial statements as of and for the three months ended March 31, 2014 include the accounts of LGI Homes, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements for the three months ended March 31, 2013 include the Predecessor's historical combined accounts and results of operations. All intercompany and intracompany balances and transactions have been eliminated.

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

Land, development and other project costs, including interest and property taxes incurred during development and home construction, are capitalized to real estate inventory. Land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate. The costs of lots are transferred to homes in progress when home construction begins. Home construction costs and related carrying charges (principally capitalized interest and property taxes) are allocated to the cost of individual homes using the specific identification method. Costs that are not specifically identifiable to a home are allocated on a pro rata basis using the total number of lots in the community. Management believes the allocation of land development costs on a pro rata basis approximates an allocation using a relative sales value method. Inventory costs for completed homes are expensed to cost of sales as homes are sold. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining unsold lots and homes in the community on a pro rata basis.

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

In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been sold, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. The Company estimates the fair value of communities using a discounted cash flow model. As of March 31, 2014 and December 31, 2013, the real estate inventory is stated at cost; there were no inventory impairment indicators noted for the three months ended March 31, 2014 and 2013.

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

Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no indicators or impairments noted for property, equipment and leasehold improvements for the three months ended March 31, 2014 and 2013.

Investments in Joint Ventures and Unconsolidated Variable Interest Entities (VIEs)

The Predecessor functioned as the managing member of several joint ventures conducting homebuilding activities; these joint ventures became wholly-owned subsidiaries of the Company as a result of the Reorganization Transactions and the GTIS Acquisitions.

In accordance with ASC Topic 810, Consolidation ("ASC 810"), management had assessed whether these entities were VIEs. The Predecessor had variable interests in the joint venture arrangements that it managed, and these joint ventures were determined to be VIEs because the members of the joint ventures, as a group, had insufficient equity at risk without further capital contributions. The Predecessor’s rights as well as the rights held by the other joint venture members had been evaluated to determine the primary beneficiary of the VIE, including the extent of substantive participating rights and control of activities that most significantly affected its economic performance. Such activities included, but were not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; and the ability to acquire additional land into the VIE. If the Predecessor was not able to control the significant decisions, the Predecessor was not considered the primary beneficiary of the VIE. If the Predecessor was determined to be the primary beneficiary of the VIE, the entity was consolidated in the Predecessor's financial statements.

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

During the quarter ended March 31, 2013, the Predecessor formed one VIE, LGI Fund III Holdings, LLC, where it had been determined that the Predecessor was the primary beneficiary. In addition to the Predecessor serving as the managing member of this entity, a Family Principal of the Predecessor also held the general partner controlling interest in the non-managing member of the VIE. As a result, the Predecessor combined with the Family Principal’s related party interest had the power to direct all significant activities of the VIE, and had exposure to the risks and rewards of the VIE, based on the division of income and loss pursuant to the joint venture agreement and the Predecessor’s ownership in the joint venture. This VIE is consolidated in the accompanying unaudited financial statements for the three months ended March 31, 2013.

Management evaluated the Company’s investments in unconsolidated entities for indicators of impairment during each reporting period. No impairment charges were recorded related to investments in unconsolidated entities as of March 31, 2013.

Insurance Costs and Reserves

The Company has deductible limits under workers’ compensation, automobile and general liability insurance policies, and records expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits at March 31, 2014 are $3 million per occurrence and in the aggregate annually and apply in excess of automobile liability, employer’s liability under worker's compensation, and general liability policies. The Company generally requires subcontractors and design professionals to indemnify the Company for liabilities arising from their work, subject to certain limitations.

Goodwill and Intangible Assets

The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 805. ASC Topic 805 requires that goodwill and intangible assets that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The Company recorded $12.0 million of goodwill related to the GTIS Acquisitions. No goodwill impairment indicators were noted for the three months ended March 31, 2014.

The cost of an intangible asset acquired valued at $0.7 million related to the GTIS Acquisitions is being amortized over its estimated useful life of 3 years. When certain events or changes in operating conditions occur, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. For intangible assets that are amortized, a review is performed of their estimated useful lives to evaluate whether events and circumstances warrant a revision to the remaining useful life. No impairment indicators were present during the three months ended March 31, 2014 and 2013 associated with intangible assets.

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

Customer Deposits

Customer deposits are received upon signing a purchase contract and are typically $500 - $1,000. Deposits are generally refundable if the customer is unable to obtain financing. Forfeited buyer deposits related to home sales are recognized in other income in the period in which it is determined that the buyer will not complete the purchase of the property and the deposit is nonrefundable to the buyer.

Home Sales

In accordance with ASC Topic 360 – 20, Real Estate Sales, revenues from home sales are recorded at the time each home sale is closed, title and possession are transferred to the buyer, and the Company has no significant continuing involvement with the home. Home sales proceeds are generally received from the title company within a few days after closing. Home sales are reported net of sales discounts and incentives granted to home buyers, which are primarily seller-paid closing costs.

Cost of Sales

As discussed under Real Estate Inventory above, cost of sales for homes closed include the construction costs of each home and allocable land acquisition and land development costs, capitalized interest, and other related common costs (both incurred and estimated to be incurred).

Selling and Commission Costs

Sales commissions are paid and expensed based on homes closed. Other selling costs are expensed in the period incurred.

Advertising Costs

Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $1.7 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

Income Taxes

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

The Company's effective tax rate of 35% is the same as the statutory rate; however, it includes an increase in the rate for state income taxes, net of the federal benefit, offset by a decrease in the rate for the federal Domestic Production Activity Deduction.  The current year rate of 35% is greater than the prior year rate of 2% because prior to the Reorganization Transactions, the Predecessor consisted of limited liability companies and limited partnerships, all of which were treated as partnerships for income tax purposes and as such, the federal income taxes were the obligation of the individual members or partners. Federal and state income taxes of approximately $1.0 million and $0 were paid during the three months ended March 31, 2014 and 2013, respectively.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding. Non-vested grants of restricted stock awards were the only potentially dilutive share equivalents the Company had outstanding at March 31, 2014.

Stock-Based Compensation

Compensation cost related to non-performance-based restricted stock awards are measured as of the closing price on the date of grant and are expensed on a straight-line basis over the vesting period of the award. Compensation cost related to performance-based restricted stock awards are also measured as of the closing price on the date of grant but are expensed in accordance with ASC 718-10-25-20, Compensation - Stock Compensation, which requires an assessment of probability of attainment of the performance target. Once the performance target outcome is determined as probable, the year-to-date expense is recorded and the remaining expense is recorded on a straight-line basis through the end of the award's vesting period.

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

The fair value of financial instruments, including cash and cash equivalents, accounts receivable and notes payable, approximate their carrying amounts due to the short term nature of these instruments. In addition, the notes payable have a floating interest rate, which increases or decreases with market interest rates, and are subject to an interest rate floor. Fair value measurements may be utilized on a nonrecurring basis, such as for the impairment of long-lived assets.

As described in Note 2, the Predecessor’s historical interests in the LGI/GTIS Joint Ventures were adjusted to fair value at November 13, 2013. The assets and liabilities of the LGI/GTIS Joint Ventures were recorded at fair value determined based on Level 2 or Level 3 assumptions and valuation inputs.

Recently Issued Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for the Company on January 1, 2015, with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. Management does not anticipate the adoption of ASU 2014-08 will have a material effect on the Company's consolidated financial statements or disclosures.

4.     REAL ESTATE INVENTORY
The Company's real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Land, land under development, and finished lots	$101,309	$82,006
Sales offices	4,266	3,784
Homes in progress	41,487	27,723
Completed homes	30,476	28,470
Total real estate inventory	$177,538	$141,983
Interest and financing costs incurred under the Company's debt obligations, as more fully discussed in Note 8, are capitalized to qualifying real estate projects under development and homes in progress.

5.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		March 31,	December 31,
	Asset Life	2014	2013
	(years)
Computer equipment	3-5	$550	$499
Machinery and equipment	4-5	169	169
Furniture and fixtures	5-7	963	745
Leasehold improvements	various	121	108
Total property and equipment		1,803	1,521
Less: Accumulated depreciation		(754)	(676)
Property and equipment, net		$1,049	$845
Depreciation expense incurred during the three months ended March 31, 2014 and 2013 was $0.1 million and $0.1 million, respectively. Equipment was sold to the LGI/GTIS Joint Ventures at net book value of approximately $0.03 million during the three months ended March 31, 2013.

6.     INVESTMENTS IN JOINT VENTURES, VARIABLE INTEREST ENTITIES AND NON-CONTROLLING INTERESTS
Unconsolidated Joint Ventures
Prior to the GTIS Acquisitions, the Predecessor's interests in four joint ventures (the “LGI/GTIS Joint Ventures”) were accounted for using the equity method of accounting since the Predecessor was not deemed to be the primary beneficiaries of these variable interest entities.

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
As of March 31, 2013, three of the four joint ventures had yet to achieve the First-Tier Return; the fourth joint venture was paying a 20% priority allocation to the Predecessor’s member. During the three months ended March 31, 2013, the Predecessor recognized $0.1 million in priority distributions from the LGI/GTIS Joint Ventures. The LGI/GTIS Joint Ventures were acquired on November 13, 2013, becoming wholly-owned subsidiaries of the Company.
Summarized condensed combined financial information of the LGI/GTIS Joint Ventures accounted for using the equity method is presented below for the three months ended March 31, 2013 (in thousands):

Three Months Ended March 31,
2013
Home sales	$14,257
Cost of sales	$10,449
Net earnings of unconsolidated entities	$1,346
Predecessor's share in net earnings of unconsolidated entities	$292

Consolidated Joint Venture
LGI Fund III Holdings, LLC, a consolidated joint venture, was formed March 31, 2013, and LGI Homes Group, LLC was the managing member of this VIE; this entity became a wholly-owned subsidiary of the Company on November 13, 2013, as a result of the Company’s acquisition of the non-controlling interests in the joint venture as part of the Reorganization Transactions (See Note 1). The joint venture had no operating activity during the three months ended March 31, 2013.

7.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Accrued compensation and benefits	$953	$1,637
Taxes payable	3,216	1,554
Accrued bonuses	544	1,055
Warranty reserve	700	630
Customer deposits	559	330
Other	1,672	1,894
Total accrued expenses and other liabilities	$7,644	$7,100
Estimated Warranty Reserve—The Company typically provides homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. The Predecessor provided similar warranty services for homes sold by the LGI/GTIS Joint Ventures prior to the GTIS Acquisitions (see Note 11).
Changes to the Company's warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Warranty reserves, beginning of period	$630	$450
Warranty provision	172	79
Warranty expenditures	(102)	(54)
Warranty reserves, end of period	$700	$475

8.     NOTES PAYABLE
Second Amended and Restated Loan Agreement
On January 30, 2014, certain subsidiaries (the "Borrowers") of the Company entered into a Second Amended and Restated Loan Agreement with Texas Capital Bank, N.A. (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $50.0 million senior secured revolving credit facility, guaranteed by the Company. The revolving credit facility matures on June 30, 2016. Borrowings under the revolving credit facility are limited to the borrowing base, which is determined based on the loan value of the pool of collateral in which the lender has a security interest. The Company may add vacant lots, houses, land and acquisition and development projects to its pool of collateral through June 30, 2015. Pre-sold houses may remain in the borrowing base for up to nine months while model homes, speculative homes and vacant lots may remain in the borrowing base for up to one year. Interest on amounts borrowed is paid monthly at a rate based on LIBOR or the interest rate floor, whichever is greater.

The Amended Credit Agreement includes the following financial covenants: (i) the Borrowers must maintain a net worth of not less than $35.0 million and the Company, as guarantor, must maintain a tangible net worth of not less than $125.0 million; (ii) the Borrowers must maintain a leverage ratio of not more than 1.25 to 1.0; and the Company, as guarantor, must maintain a leverage ratio of not more than 1.0 to 1.0; (iii) the Borrowers must maintain liquidity in excess of $10.0 million and unrestricted cash of not less than $5.0 million; (iv) the Borrowers must not suffer net losses in more than two consecutive calendar quarters; and (v) other covenants that, among other restrictions, limit the amount of additional debt and related party transactions.

	March 31,	December 31,
	2014	2013
	(in thousands)
LGI Homes Group, LLC—Notes payable to Texas Capital Bank, N.A. under amended credit facilities ($50 and $35 million line at March 31, 2014 and December 31, 2013, respectively) expiring June 30, 2015; interest at LIBOR plus 3.0%, with a 4.0% floor; collateralized by borrower's land, development and home construction costs (carrying value of $106.1 at December 31, 2013); guaranteed by the Company at March 31, 2014 and a family Principal, the managing member, and non-managing members as joint and several guarantors at December 31, 2013	$48,820	$34,078
LGI Homes—Sunrise Meadow, LLC—Notes payable to Texas Capital Bank, N.A. under an amended credit facility ($2 million at December 31, 2013) expiring December 31, 2013; interest at LIBOR plus 3.9%, with a 4.0% floor, collateralized by borrower's land, development and home construction costs (carrying value of $5.1 at December 31, 2013); guaranteed by a Family Principal	—	1,457
Total notes payable	$48,820	$35,535

At March 31, 2014, the Company's outstanding debt is secured by the pool of collateral which may remain in the borrowing base for up to one year; consequently, the outstanding balance matures in 2015. As of March 31, 2014, the borrowing base amounts under the Amended Credit Agreement totaled $50.0 million, of which $48.8 million was outstanding and $1.2 million was available to borrow.

As of March 31, 2014 and December 31, 2013, LIBOR was 0.23% and 0.24%, respectively. Based on the terms of the variable rate notes payable, the interest rates for the three months ended March 31, 2014 and the year ended December 31, 2013, were based on the interest rate floor terms.

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest incurred	$599	$284
Less: Amounts capitalized	(599)	(280)
Interest expense	$—	$4

Cash paid for interest	$665	$229

9.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014. Earnings per share is not computed for the three months ended March 31, 2013 because the Predecessor consisted of limited liability companies and limited partnerships.

Three Months Ended March 31, 2014

Net income (in thousands)	$4,594

Basic weighted average shares outstanding	20,763,449

Add: Dilutive effect of restricted stock units	99,252
Diluted weighted average shares outstanding	20,862,701

Basic earnings per share	$0.22
Diluted earnings per share	$0.22

10.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
In March 2014, the Company issued 37,307 restricted stock units ("RSUs") to certain officers in settlement of approximately $0.6 million of bonuses that were earned under the 2013 performance-based cash bonus plan and accrued at December 31, 2013. The RSUs have a one-year vesting period and will be settled in shares of the Company's common stock.
In addition, during March 2014, the Company issued 24,089 RSUs to certain employees and executives which vest over periods ranging from one to three years. The RSUs will be settled in shares of the Company’s common stock.
The fair value of the RSUs was determined to be equal to the number of shares of the Company's common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company's common stock on the date the RSUs were awarded. The weighted average fair value on the grant dates was $17.20 for the quarter ended March 31, 2014. The Company recognized $0.1 million of total stock-based compensation expense related to outstanding RSUs grants for the three months ended March 31, 2014. At March 31, 2014, the Company had unrecognized compensation cost of $0.8 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.4 years.
Performance Based Restricted Stock Units
In February 2014, the Compensation Committee approved a target of 62,906 performance-based restricted stock units (“Performance-Based RSUs”) for certain of its senior management. The Performance-Based RSUs may result in shares of the Company's common stock being issued based on the attainment of certain performance metrics of the Company over the three year period, January 1, 2014 to December 31, 2016. The number of shares of the Company's common stock that may be issued to the recipients for the Performance-Based RSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The Performance-Based RSUs vest upon the determination date for the actual results at the end of the three-year period and require the recipients continue to be employed by the Company through the determination date as specified in the award document. The Performance-Based RSUs will be settled in shares of the Company's common stock.
The fair value of the Performance-Based RSU's was determined to be equal to the number of shares of the Company’s common stock to be issued based on the target amount multiplied by the closing price of the Company’s common stock of $17.09 on the date the Performance-Based RSU awards were approved by the Compensation Committee. As of March 31, 2014, the target amount represents management's best estimate of the number of shares of the Company's common stock expected to be issued at the end of the three-year performance cycle. The Company recognized $0.1 million of total stock-based compensation expense related to outstanding Performance-Based RSUs grants for the three months ended March 31, 2014. At March 31, 2014, the Company had unrecognized compensation cost of $1.0 million related to unvested Performance-Based RSUs, which is expected to be recognized over a weighted average period of 1.9 years.

11.    RELATED PARTY TRANSACTIONS
From time to time, the Company may engage in transactions with entities that are affiliated with the Company. Transactions with related parties are in the normal course of operations.

Consulting Fees
Concurrent with the IPO, the Company entered into a three-year consulting agreement with a Family Principal for $100,000 per year payable on a monthly basis. Consulting fees were approximately $0.03 million for the three months ended March 31, 2014.

Management and Warranty Fees
The Predecessor had a Management Services Agreement with each of the LGI/GTIS Joint Ventures. The Predecessor provided administration, supervision, marketing, and various other services for the joint ventures. The Predecessor charged the joint ventures a management fee of approximately 3% of home sale revenues and 3% of construction costs for the development of land, as applicable. The management and construction fees were in addition to direct costs charged to the joint ventures. Management fees earned under the agreements were $0.5 million for the three months ended March 31, 2013.
The Predecessor collected a warranty fee of $250 from the LGI/GTIS Joint Ventures upon the closing of the sale of each home. The Predecessor provided a Home Builder’s Limited Warranty to the buyer of each home. The Predecessor was responsible for the performance and discharge of any warranty claims asserted against the joint ventures or the GTIS member. Warranty fees earned were $0.03 million for the three months ended March 31, 2013.

12.     COMMITMENTS AND CONTINGENCIES
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
The Company has provided unsecured environmental indemnities to certain lenders. In each case, the Company has performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company may have recourse against other previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters at March 31, 2014 and December 31, 2013.

Land Deposits
The Company has land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. The Company does not have title to the property and obligations with respect to the option contracts are generally limited to the forfeiture of any related nonrefundable cash deposits. The following is a summary of the Company's land purchase deposits and option contracts included in pre-acquisition costs and deposits (in thousands, except for lot count):

	March 31,	December 31,
	2014	2013
Land deposits and option payments	$13,380	$2,977
Commitments under the land purchase option and deposit agreements if the purchases are consummated	$137,934	$111,115
Lots under land options and land purchase contracts	8,776	8,214

As of March 31, 2014, approximately $8.7 million of the deposits are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by mortgages on the related property.
Bonding
The Company has outstanding performance and surety bonds of $0.6 million and $0.4 million at March 31, 2014 and December 31, 2013, respectively, related to the Company’s obligations for site improvements at various projects. Certain surety bonds are guaranteed by one of the Family Principals. Management does not believe that draws upon these bonds, if any, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

13.     SEGMENT INFORMATION
The Company operates one principal homebuilding business which is organized and reports by division. The Company has four operating segments as of March 31, 2014; the Texas division, the Southwest division, the Southeast division and the Florida division. Initial operations were conducted in the Texas division, expanding into the Southwest division during 2011 and the Florida and Southeast divisions during 2012. During July and October 2013, the Florida and Southeast divisions had their first home closings, respectively. The Texas division is the largest division and it comprised greater than 70% and 85% of total home sales revenues for the three months ended March 31, 2014, and 2013, respectively.
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

14.     SUBSEQUENT EVENT
Syndicated Credit Agreement
On April 28, 2014, the Company entered into a credit agreement with Texas Capital Bank, N.A. and a syndication of lenders (the “Syndicated Credit Agreement”) to provide a $135.0 million senior secured revolving credit facility, which can be increased by request of the Company, to $200.0 million, subject to the terms and provisions of the Syndicated Credit Agreement. The new credit facility matures on April 28, 2017. Borrowings under the new credit facility are limited to the borrowing base, which is determined based on the loan value of the pool of collateral in which the lenders have a security interest. The Company may add houses, vacant lots, land and acquisition and development projects to its pool of collateral through April 28, 2015. The loan value of speculative houses, pre-sold houses, model houses, vacant lots, land and acquisition and development projects is adjusted based on formulas with respect to each of those categories of collateral; the loan value of the collateral decreases based on the amount of time such collateral is in the borrowing base. Subsequent to this date and through April 28, 2016, advances will continue to be made for assets previously included in the pool of collateral as they move into higher funding categories. Speculative homes may remain in the borrowing base for up to 18 months. Vacant lots, land and acquisition and development projects may remain in the borrowing base for up to three years. Interest on amounts borrowed is paid monthly at a rate based on LIBOR or the 3.75% interest rate floor, whichever is greater.

The Syndicated Credit Agreement contains various financial covenants including EBITDA to debt service payments ratio, a debt to capitalization ratio, a leverage ratio, liquidity ratio and ratio of value of all land, lots and acquisition and development projects to net worth and a net worth ratio. In addition, the Syndicated Credit Agreement contains various covenants that, among other restrictions, limit the amount of the Company's additional debt.
Riverchase Acquisition

On May 7, 2014, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to purchase, subject to the satisfaction or waiver of certain conditions, approximately 1,980 acres of land in Lancaster County, South Carolina (the “Property”) from a related party for $13.65 million.  The Purchase Agreement provides for the transaction to close in July 2014. The seller is owned and managed by a Family Principal. Upon closing, certain contracts associated with the development of a portion of the Property will be assigned by the seller to the Company in exchange for reimbursement to the seller of the costs incurred under these contracts since June 2013, which is estimated to be between $2.0 and $2.75 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms when used in a historical context refer to LGI Homes, Inc. and its subsidiaries. See Note 1 “Organization and Business—Initial Public Offering and Reorganization Transactions” and “Note 2 Acquisition of LGI/GTIS Joint Venture Partners’ Interests” to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the reorganization transactions, the initial public offering and our acquisitions of our joint venture partners' interests in the LGI/GTIS Joint Ventures (the “GTIS Acquisitions”).
Business Overview
We are one of the nation's fastest growing residential homebuilders in terms of percentage increase of home closings. We are engaged in the design and construction of homes in Texas, Arizona, Florida, Georgia and New Mexico. Our management team has been in the residential land development business since the mid-1990s.
In 2003, we commenced homebuilding operations targeting the entry-level market. Since commencing operations in 2003, we have constructed and closed over 6,600 homes and during the three months ended March 31, 2014, we had 485 home closings, compared to 253 home closings, including in the LGI/GTIS Joint Ventures, during the three months ended March 31, 2013.
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
Prior to the completion of the IPO, our Predecessor owned a 15% equity interest in and managed the day-to-day operations of the LGI/GTIS Joint Ventures. Concurrent with the IPO, we acquired all of the equity interests in the LGI/GTIS Joint Ventures that we did not own immediately prior to the IPO. In our historical financial statements, our Predecessor’s interest in the LGI/GTIS Joint Ventures have been accounted for using the equity method and our Predecessor’s share of the LGI/GTIS Joint Ventures’ net earnings are included in income from unconsolidated joint ventures. Effective November 13, 2013, we own all of the equity interests in the LGI/GTIS Joint Ventures and we began to account for them on a consolidated basis. For discussion of pro forma financial information for the three months ended March 31, 2013, please see "—Supplemental Management's Discussion and Analysis—Pro Forma Financial Information."
Recent Developments
On April 28, 2014, the Company entered into a credit agreement with Texas Capital Bank, N.A. and a syndication of lenders (the “Syndicated Credit Agreement”) to provide a $135.0 million senior secured revolving credit facility, which can be increased by request of the Company, to $200.0 million, subject to the terms and provisions of the Syndicated Credit Agreement. The new credit facility matures on April 28, 2017. Borrowings under the new credit facility are limited to the borrowing base, which is determined based on the loan value of the pool of collateral in which the lenders have a security interest. Please see "—Liquidity and Capital Resources—Secured Revolving Credit Facility" for a description of the Syndicated Credit Agreement.

In connection with the entry into the Syndicated Credit Agreement, the Company and certain of its subsidiaries terminated that certain Second Amended and Restated Loan Agreement with Texas Capital Bank, National Association, which was entered into in January 2014.

Key Results
Key financial results as of and for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, were as follows:

•
Homes closed increased 221.2% to 485 homes from 151 homes with an increase in the average sales price of our homes of 10.0% to $156,535. On a pro forma basis, homes closed increased 91.7% to 485 homes from 253 homes with an increase in the average sales price of our homes of 10.8%.

•	Home sales revenues increased 253.5% to $75.9 million from $21.5 million. On a pro forma basis, home sales revenues increased 112.4% from $35.7 million.

•	Gross margin as a percentage of home sales revenues decreased to 25.7% from 26.4%. On a pro forma basis, gross margin as a percentage of home sales revenues decreased to 25.7% from 26.6%.

•
Adjusted gross margin as a percentage of home sales revenues increased to 27.5% from 26.9%. On a pro forma basis, adjusted gross margin as a percentage of home sales revenues increased to 27.5% from 26.9%.

•	Net income before income taxes increased 183.0% to $7.1 million from $2.5 million. On a pro forma basis, net income before income taxes increased 99.9% to $7.1 million from $3.5 million.

•
Adjusted EBITDA margin as a percentage of home sales revenues decreased to 11.3% from 12.1%. On a pro forma basis, adjusted EBITDA margin as a percentage of home sales revenues increased to 11.3% from 10.3%.

•	Active communities as of March 31, 2014 increased to 28 from 17, on a pro forma basis. Our expansion with our Florida and Southeast divisions is reflected in this increase.
Total owned and controlled lots increased 14.3% to 17,028 lots at March 31, 2014 from 14,895 lots at December 31, 2013.

Outlook

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

We intend to expand into new markets where we identify opportunities to build homes and develop communities that meet our profit and return objectives. We recently entered the Denver, Colorado market and we have signed an acquisition agreement related to property in the Charlotte, North Carolina market. In addition, we will continue to analyze other potential markets as we continue our efforts to expand into new geographical markets.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands, except
	per share data and average home sales price)
Statement of Income Data:
Revenues:
Home sales	$75,919	$21,479
Management and warranty fees	—	481
Total revenues	$75,919	$21,960
Expenses:
Cost of sales	56,389	15,817
Selling expenses	7,362	2,248
General and administrative	5,105	1,759
Income from unconsolidated joint ventures	—	(292)
Operating income	$7,063	$2,428
Interest expense, net	—	(4)
Other income, net	4	73
Net income before income taxes	$7,067	$2,497
Income tax provision	(2,473)	(47)
Net income	$4,594	$2,450
(Income) loss attributable to non-controlling interests	—	—
Net income attributable to owners	$4,594	$2,450
Basic earnings per share	$0.22
Diluted earnings per share	$0.22
Other Financial and Operating Data:
Active communities at end of period	28	10
Home closings	485	151
Average sales price of homes closed (in whole dollars)	$156,535	$142,243
Gross margin (1)	$19,530	$5,662
Gross margin % (2)	25.7%	26.4%
Adjusted gross margin (3)	$20,898	$5,773
Adjusted gross margin % (2)(3)	27.5%	26.9%
Adjusted EBITDA (4)	$8,575	$2,603
Adjusted EBITDA margin % (2)(4)	11.3%	12.1%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

(3)
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

(4)
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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Homes Sales.  Our home sales revenues and closings by division for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
	Revenues	Closings	Revenues	Closings
Texas	$53,730	345	$18,593	132
Southwest	9,633	60	2,886	19
Florida	7,589	47	—	—
Southeast	4,967	33	—	—
Total home sales	$75,919	485	$21,479	151

Home sales revenues for the three months ended March 31, 2014 were $75.9 million, an increase of $54.4 million, or 253.5%, from $21.5 million for the three months ended March 31, 2013. The increase in home sales revenues is primarily due to a 221.2% increase in homes closed and an increase in the average selling price per home during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The average selling price per home closed during the three months ended March 31, 2014 was $156,535, an increase of $14,292, or 10.0%, from the average selling price per home of $142,243 for the three months ended March 31, 2013.
Management and Warranty Fees.  Management and warranty fees were $0.5 million for the three months ended March 31, 2013. Management and warranty fees were received from the LGI/GTIS Joint Ventures through November 2013 when the joint ventures were acquired. Total home closings on a combined basis for the LGI/GTIS Joint Ventures were 102 for the three months ended March 31, 2013. There were no management and warranty fees for the three months ended March 31, 2014 as the LGI/GTIS Joint Ventures have been consolidated since the GTIS Acquisitions.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the three months ended March 31, 2014 to $56.4 million, an increase of $40.6 million, or 256.5%, from $15.8 million for the three months ended March 31, 2013. This increase is primarily due to a 221.2% increase in homes closed during the first quarter of 2014 as compared to the first quarter of 2013. In addition, costs of sales for the three months ended March 31, 2014, include $1.1 million related to the fair value step-up adjustment for real estate inventory acquired from the LGI/GTIS Joint Ventures and sold in the first three months ended March 31, 2014. Gross margin for the three months ended March 31, 2014 was $19.5 million, an increase of $13.9 million, or 244.9%, from $5.7 million for the three months ended March 31, 2013. Gross margin as a percentage of home sales revenues was 25.7% for the three months ended March 31, 2014 and 26.4% for the three months ended March 31, 2013. The decrease in gross margin as a percentage of home sales revenues reflects the impacts of the step-up adjustment plus increased construction costs and higher developed lot costs for the first quarter of 2014 as compared to the first quarter of 2013; these construction and developed lot costs were partially offset by higher average homes sales prices.

Selling Expenses.  Selling expenses as a percentage of home sales revenues were 9.7% and 10.5% for the three months ended March 31, 2014 and 2013, respectively. The decrease of selling expenses as a percentage of home sales revenues was primarily due to increased internet marketing and lower costs incurred for direct mail. Selling expenses for the three months ended March 31, 2014 were $7.4 million, an increase of $5.1 million, or 227.5%, from $2.2 million for the three months ended March 31, 2013. Sales commissions increased to $2.7 million from $0.8 million and advertising and direct mail costs increased to $1.7 million from $0.5 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, respectively. These increases are primarily due to a 221.2% increase in homes closed during the first quarter of 2014 as compared to the first quarter of 2013 and the increase in the number of active communities for the first quarter of 2014 as compared to the first quarter of 2013.
General and Administrative.  General and administrative expenses as a percentage of home sales revenues were 6.7% and 8.2% for the three months ended March 31, 2014 and 2013, respectively. General and administrative expenses for the three months ended March 31, 2014 were $5.1 million, an increase of $3.3 million, or 190.3%, from $1.8 million for the three months ended March 31, 2013. The increase in general and administrative expenses is partially due to the higher number of home closings and active communities in the first quarter of 2014 as compared to the first quarter of 2013. As a result of the increased number of active communities, we hired more employees and acquired additional office space. In addition, approximately $1.2 million of the $3.3 million increase during the first quarter of 2014 was attributable to accounting and professional fees and expenses incurred.
Income from unconsolidated joint ventures.  Our share of income from the LGI/GTIS Joint Ventures for the three months ended March 31, 2013 was $0.3 million. We acquired our joint venture partners' interests in the LGI/GTIS Joint Ventures on November 13, 2013.
Operating Income and Net Income.  Operating income for the three months ended March 31, 2014 was $7.1 million, an increase of $4.6 million, or 190.8%, from $2.4 million for the three months ended March 31, 2013. Net income for the three months ended March 31, 2014 was $4.6 million, an increase of $2.1 million, or 87.5%, from $2.5 million for the three months ended March 31, 2013. The increases are primarily attributed to a 221.2% increase in homes closed during the first quarter of 2014 as compared to the first quarter of 2013, net of the impacts of the step-up adjustment and increased expenses associated with new communities and additional professional service fees and expenses.

Supplemental Management's Discussion and Analysis

Pro Forma Financial Information

The following pro forma statement of operations has been developed by applying pro forma adjustments to our statements of operations for the three months ended March 31, 2013 included elsewhere in this Quarterly Report and the combined financial statements of the LGI/GTIS Joint Ventures. The pro forma statement of operations for the three months ended March 31, 2013 gives effect to the GTIS Acquisitions as if they had occurred on January 1, 2012.

The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The pro forma financial data is presented for informational purposes only. The pro forma financial data does not purport to represent what our results of operations would have been had the GTIS Acquisitions actually occurred on the date indicated and does not purport to project our results of operations for any future period. The pro forma financial statements should be read in conjunction with the information contained in other sections of this Quarterly Report including our historical financial statements and related notes thereto, and other sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our pro forma statements of operations.

The pro forma financial information has been prepared to give effect to the GTIS Acquisitions in accordance with ASC Topic 805, “Business Combinations.” A fair value step-up adjustment of approximately $7.4 million was recorded to the real estate inventory in connection with the GTIS Acquisitions. The pro forma adjustments do not reflect cost of sales related to the step-up adjustment since the step-up does not have a continuing impact on the Company’s results of operations due to the short-term impact on our financial performance.

Unaudited Pro Forma Statement of Operations
for the Three Months Ended March 31, 2013

	LGI Homes, Inc.	LGI/GTIS Joint Ventures (1)	Adjustments		LGI Homes, Inc. Pro Forma
	(In thousands)
Revenues:
Home sales	$21,479	$14,257	$—		$35,736
Management and warranty fees	481	—	(481)	(c)	—
Total revenues	21,960	14,257	(481)		35,736
Cost of sales	15,817	10,449	(44)	(c)	26,222
Selling expenses	2,248	1,621	—		3,869
General and administrative	1,759	839	(394)	(b)(c)	2,204
Income from unconsolidated LGI/GTIS Joint Ventures	(292)	—	292	(a)	—
Operating income	2,428	1,348	(335)		3,441
Interest expense	(4)	—	—		(4)
Other income, net	73	25	—		98
Net income before income taxes	2,497	1,373	(335)		3,535
Income tax provision	(47)	(27)	—		(74)
Net income	2,450	1,346	(335)		3,461
Income attributable to non-controlling interests	—	—	—		—
Net income attributable to owners	$2,450	$1,346	$(335)		$3,461

(1)
This column is a combination of the unaudited financial statements of LGI-GTIS Holdings, LLC, LGI-GTIS Holdings II, LLC, LGI-GTIS Holdings III, LLC and LGI-GTIS Holdings IV, LLC, for the three months ended March 31, 2013.

Notes to Unaudited Pro Forma Statement of Operations for the Three Months Ended March 31, 2013

(a) Eliminates our Predecessor’s equity in the income of the LGI/GTIS Joint Ventures.

(b) Reflects amortization of the $0.7 million marketing related intangible asset (i.e., trade name rights) recorded in the GTIS Acquisitions. The trade name rights have an estimated useful life of three years based upon the timing of the majority of the forecasted revenues to be earned over the remaining development cycle of the LGI/GTIS Joint Ventures’ communities. Amortization is recorded on a straight-line basis. Pro forma amortization expense was $0.1 million for the three months ended March 31, 2013.

(c) Reflects the elimination of $0.5 million of management and warranty fees our Predecessor charged to the LGI/GTIS Joint Ventures during the period pursuant to certain management services agreements. The applicable management services agreements were terminated in connection with the GTIS Acquisitions. The corresponding charges of $0.4 million and $0.04 million were recorded to general and administrative expense and cost of sales, respectively, by the LGI/GTIS Joint Ventures.

Three Months Ended March 31, 2014 Compared to Pro Forma Three Months Ended March 31, 2013
Pro forma Homes Sales.  Our home sales revenues and closings by division for the three months ended March 31, 2014 and pro forma home sales revenues and closings by division for the three months ended March 31, 2013 were as follows (dollars in thousands, unless otherwise stated):

	Three Months Ended March 31,		Pro Forma Three Months Ended March 31,
	2014		2013
	Revenues	Closings	Revenues	Closings
Texas	$53,730	345	$31,891	227
Southwest	9,633	60	3,845	26
Florida	7,589	47	—	—
Southeast	4,967	33	—	—
Total home sales	$75,919	485	$35,736	253

Other Financial and Operating Data:	2014	2013
Active communities at end of year	28	17
Average sales price of homes closed (in whole dollars)	$156,535	$141,247
Gross margin (1)	$19,530	$9,514
Gross margin % (2)	25.7%	26.6%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

Home sales revenues for the three months ended March 31, 2014 were $75.9 million, an increase of $40.2 million, or 112.4%, from pro forma home sales revenues of $35.7 million for the three months ended March 31, 2013. The increase in home sales revenues is primarily due to a 91.7% increase in homes closed and an increase in the average home sales price per home during the first quarter of 2014 as compared to the first quarter of 2013. The average home sales price for the first quarter of 2014 was $156,535, an increase of $15,288, or 10.8%, from the pro forma average home sales price of $141,247 for the first quarter of 2013.
Pro forma Cost of Sales and Gross Margin (pro forma home sales revenues less pro forma cost of sales).  Cost of sales for the three months ended March 31, 2014 was $56.4 million, an increase of $30.2 million, or 115.0%, from pro forma cost of sales of $26.2 million for the three months ended March 31, 2013. This increase is primarily due to a 232-unit, or 91.7%, increase in homes closed for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. In addition, cost of sales for the three months ended March 31, 2014 includes $1.1 million related to the fair value step-up adjustment for real estate inventory acquired from the LGI/GTIS Joint Ventures and sold in the first quarter of 2014. Gross margin for the first quarter of 2014 was $19.5 million, an increase of $10.0 million, or 105.3%, from pro forma gross margin of $9.5 million for the first quarter of 2013. Gross margin as a percentage of sales was 25.7% for the first quarter of 2014 as compared to 26.6% for the first quarter of 2013. The decrease in gross margin as a percentage of sales reflects the higher average home sales prices partially offset by the impacts of the step-up adjustment plus increased construction costs and higher developed lot costs for the first quarter of 2014 as compared to the first quarter of 2013.
Pro forma Selling Expenses.  Selling expenses as a percentage of home sales revenues were 9.7% and selling expenses as a percentage of home sales revenues were 10.8% for the three months ended March 31, 2014 and 2013, respectively. The decrease in selling expenses as a percentage of home sales revenues was primarily due to increased internet marketing and lower costs incurred for direct mail. Selling expenses for the first quarter of 2014 were $7.4 million, an increase of $3.5 million, or 90.3%, from pro forma selling expenses of $3.9 million for the first quarter of 2013. This increase is largely due to the higher number of home closings and the growth in active communities for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 on a pro forma basis. Sales commissions increased to $2.7 million from $1.3 million and advertising and direct mail costs increased to $1.7 million for the three months ended March 31, 2014 from $1.0 million for the three months ended March 31, 2013, on a pro forma basis.

Pro forma General and Administrative.  General and administrative expenses as a percentage of home sales revenues were 6.7% and pro forma general and administrative expenses as a percentage of home sales revenues were 6.2% for the three months ended March 31, 2014 and 2013, respectively. General and administrative expenses for the first quarter of 2014 were $5.1 million, an increase of $2.9 million, or 131.7%, from pro forma general and administrative expenses of $2.2 million for the first quarter of 2013. The increase in pro forma general and administrative expenses is partially due to the higher number of home closings and active communities for the first quarter of 2014 as compared to the first quarter of 2013 on a pro forma basis. As a result of the increased number of active communities, we hired more employees and acquired additional office space. In addition, approximately $1.1 million of the $2.9 million increase during the first quarter of 2014 was attributable to accounting and professional fees and expenses.
Pro forma Operating Income and Pro forma Net Income.  Operating income for the three months ended March 31, 2014 was $7.1 million, an increase of $3.6 million, or 105.2%, from pro forma operating income of $3.4 million for the three months ended March 31, 2013. Net income for the three months ended March 31, 2014 was $4.6 million, an increase of $1.1 million, or 32.7%, from pro forma net income of $3.5 million for the three months ended March 31, 2013. The increase is primarily attributed to a 232-unit increase in homes closed during the first quarter of 2014 as compared to the first quarter of 2013, on a pro forma basis, net of the impacts of the step-up adjustment and increased expenses associated with new communities and additional professional service fees and expenses.

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

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

			Pro Forma
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2013
Home sales revenues	$75,919	$21,479	$35,736
Cost of sales	56,389	15,817	26,222
Gross margin	19,530	5,662	9,514
Purchase accounting adjustment (a)	1,091	—	—
Capitalized interest charged to cost of sales	277	111	111
Adjusted gross margin	$20,898	$5,773	$9,625
Gross margin % (b)	25.7%	26.4%	26.6%
Adjusted gross margin % (b)	27.5%	26.9%	26.9%

(a)
This adjustment results from the application of purchase accounting in connection with the GTIS Acquisitions and represents the amount of the fair value step-up adjustment to real estate inventory sold during the three months ended March 31, 2014.

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

Adjusted EBITDA is not intended as an alternative to net income as an indicator of our operating performance, as an alternative to any other measure of performance in conformity with GAAP or as an alternative to cash flows as a measure of liquidity. You should therefore not place undue reliance on our adjusted EBITDA calculated using this measure. Our GAAP-based measures can be found in our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table reconciles adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

			Pro Forma
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2013
Net income	$4,594	$2,450	$3,461
Interest expense	—	4	4
Income taxes	2,473	47	74
Depreciation and amortization	144	64	83
Capitalized interest charged to cost of sales	277	111	111
Purchase accounting adjustment (a)	1,091	—	62
Other income, net	(4)	(73)	(98)
Adjusted EBITDA	$8,575	$2,603	$3,697
Adjusted EBITDA margin % (b)	11.3%	12.1%	10.3%

(a)
This adjustment results from the application of purchase accounting in connection with the GTIS Acquisitions and represents the amount of the fair value step-up adjustment to real estate inventory sold after the GTIS Acquisitions and amortization expense related to the marketing intangible asset for all applicable periods presented.

(b)	Calculated as a percentage of home sales revenues.

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

Backlog Data	Three Months Ended March 31,
	2014	2013
Net orders (1)	619	212
Cancellation rate (2)	29.5%	22.9%
Ending backlog – homes (3)	324	128
Ending backlog – value (3)	$52,646	$19,372

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that have met our preliminary financing criteria but have not yet closed. Ending backlog is valued at the contract amount.

Land Acquisition Policies and Development

We increased our active communities from 25 as of December 31, 2013 to 28 as of March 31, 2014. We also increased our lot inventory from approximately 14,895 owned or controlled lots as of December 31, 2013 to 17,028 owned or controlled lots as of March 31, 2014.

The table below shows (i) home closings by division for the three months ended March 31, 2014, and (ii) our owned or controlled lots by division as of March 31, 2014.

	Three Months Ended March 31, 2014	As of Mach 31, 2014
Division	Home Closings	Owned (1)	Controlled	Total
Texas	345	6,213	6,591	12,804
Southwest	60	833	286	1,119
Florida	47	413	1,721	2,134
Southeast	33	793	178	971
Total	485	8,252	8,776	17,028

(1)	Of the 8,252 owned lots as of March 31, 2014, 4,994 were raw/under development lots and 3,258 were finished lots.

Homes in Inventory

When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory levels. As of March 31, 2014, we had a total of 266 completed homes and 576 homes in progress in inventory.

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

Liquidity and Capital Resources

Overview

As of March 31, 2014, we had $25.7 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plats, vertical development, construction of sales offices, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of revenues. In the later stages of an active community, cash inflows may significantly exceed revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

Our principal uses of capital are operating expenses, lot development, home construction, land and property purchases, interest costs on our indebtedness and the payment of various liabilities.

We rely on our ability to finance our operations by generating operating cash flows and, borrowing under our secured revolving credit facility and will consider accessing the debt and equity capital markets as part of our ongoing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.

We are actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We expect to continue to expand our business, based on demand for new homes improving further or remaining at current levels, and thus we expect cash outlays for land purchases, land development, home construction and operating expenses to continue to exceed our cash generated by operations in 2014.

We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, and cash expected to be available from our secured revolving credit facilities, including any future modifications.

Secured Revolving Credit Facility
On January 30, 2014, certain subsidiaries (the "Borrowers") of the Company entered into a Second Amended and Restated Loan Agreement with Texas Capital Bank, N.A. (the "Amended Credit Agreement"). The Amended Credit Agreement provided for a $50.0 million senior secured revolving credit facility, guaranteed by the Company to purchase and develop land parcels and construct new homes. The new revolving credit facility matured on June 30, 2016. Borrowings under the Amended Credit Agreement were limited to the borrowing base, which was determined based on the loan value of the pool of collateral in which the lender has a security interest. As of March 31, 2014, the borrowing base amounts under the Amended Credit Agreement totaled $50.0 million, of which $48.8 million was outstanding and $1.2 million was available (based on collateral available to borrow).

Interest on amounts borrowed under the Amended Credit Agreement was payable monthly at a rate based on LIBOR, with an interest rate floor at March 31, 2014 of 4.0%. As of March 31, 2014, the interest rate under the Amended Credit Agreement was LIBOR plus 3.0% with a 4% interest rate floor.

The Amended Credit Agreement contained financial covenants including, a leverage ratio, liquidity ratio, and net worth ratio, as well as various other covenants that, among other restrictions, limit the amount of additional debt and related party transactions. As of March 31, 2014, we were in compliance with all financial and non-financial covenants contained in the Amended Credit Agreement.
On April 28, 2014, the Company entered into the Syndicated Credit Agreement to provide a $135.0 million senior secured revolving credit facility, which can be increased by request of the Company, to $200.0 million, subject to the terms and provisions of the Syndicated Credit Agreement. The revolving credit facility matures on April 28, 2017. Borrowings under the new credit facility are limited to the borrowing base, which is determined based on the loan value of the pool of collateral in which the lenders have a security interest. The Company may add houses, vacant lots, land and acquisition and development projects to its pool of collateral through April 28, 2015. The loan value of speculative houses, pre-sold houses, model houses, vacant lots, land and acquisition and development projects is adjusted based on formulas with respect to each of those categories of collateral; the loan value of the collateral decreases based on the amount of time such collateral is in the borrowing base. Subsequent to this date and through April 28, 2016, advances will continue to be made for assets previously included in the pool of collateral as they move into higher funding categories. Speculative homes may remain in the borrowing base for up to 18 months. Vacant lots, land and acquisition and development projects may remain in the borrowing base for up to three years. Interest on amounts borrowed is paid monthly at a rate based on LIBOR or the 3.75% interest rate floor, whichever is greater.

The Syndicated Credit Agreement contains various financial covenants including EBITDA to debt service payments ratio, a debt to capitalization ratio, a leverage ratio, liquidity ratio and ratio of value of all land, lots and acquisition and development projects to net worth and a net worth ratio. In addition, the Syndicated Credit Agreement contains various covenants that, among other restrictions, limit the amount of the Company's additional debt.

In connection with the entry into the Syndicated Credit Agreement, the Company and certain of its subsidiaries terminated the Amended Credit Agreement.

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

Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $0.6 million as of March 31, 2014. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds, letters of credit or financial guarantees as of March 31, 2014 will be drawn upon.

Cash Flows

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Net cash used in operating activities during the three months ended March 31, 2014 was $41.4 million as compared to $5.0 million during the three months ended March 31, 2013. The $36.4 million increase in net cash used in operating activities was primarily attributable to a $29.0 million net increase in real estate inventory for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. We made land and finished lot purchases in all of our regions, including Texas, Arizona, Florida, Georgia and New Mexico, with the majority of purchases in Texas. The $9.0 million increase in preacquisition costs and deposits is attributed to approximately $8.7 million of land purchase deposits for finished lots that are refundable under certain circumstances and secured by mortgages on the related property. The net cash used in operating activities for the three months ended March 31, 2014 is partially offset by a $2.1 million increase in net income.

Net cash used in investing activities was $0.3 million during the three months ended March 31, 2014 compared to $0.5 million used in investing activities during the three months ended March 31, 2013. The decrease in cash used in investing activities is primarily the result of $0.7 million capital investment in our unconsolidated joint ventures in the three months ended March 31, 2013.

Net cash provided by financing activities totaled $13.3 million during the three months ended March 31, 2014 compared to $6.2 million during the three months ended March 31, 2013. The $7.1 million increase in net cash provided by financing activities is primarily due to an $11.3 million increase in net borrowings in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 partially offset by $5.1 million of contributions received from non-controlling interests in the three months ended March 31, 2013 in connection with the formation of LGI Holdings III, LLC on March 31, 2013.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial obligations to the land seller. As of March 31, 2014, we had $13.4 million of cash deposits pertaining to land option contracts and purchase contracts for 8,776 lots with an aggregate remaining purchase price of $137.9 million. Approximately $8.7 million of the deposits are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by mortgages on the related property.

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

Contractual Obligations
There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 other than the increase to our outstanding debt obligations discussed above.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See Note 3 - Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included herein in our Quarterly Report on Form 10-Q for the three months ended March 31, 2014 for additional information about our accounting policies.

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2014 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may, and often do, vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	adverse economic changes either nationally or in the markets in which we operate, including increases in unemployment, volatility of mortgage interest rates and inflation;

•	a slowdown in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	our ability to successfully expand into new markets;

•	our ability to successfully extend our business model to building homes with higher price points, developing larger communities and sales of acreage home sites;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the syndicated lender group;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	an inability to develop our projects successfully or within expected timeframes;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third party contractors and our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business; and

•	other factors we discuss under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of March 31, 2014, we had $48.8 million of variable rate indebtedness outstanding under our secured credit facilities. All of the outstanding borrowings under the Amended Credit Agreement are at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of March 31, 2014 was 4.0%, the floor rate of the Amended Credit Facility. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $0.5 million
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
Other than in connection with our transition from a private company to a public company, no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Initial Public Offering

On November 13, 2013, we completed an initial public offering of 10,350,000 shares of our common stock, which was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-190853), as amended, that was declared effective on November 6, 2013. As of March 31, 2014, we had used all of the remaining offering proceeds for working capital and general corporate purposes, including the acquisition of land, development lots and construction of homes.

ITEM 6.     EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately preceding those exhibits, which Index is incorporated in this Item by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LGI Homes, Inc.

Date:	May 15, 2014	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	May 15, 2014	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of LGI Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).
3.2	Bylaws of LGI Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).
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

10.4
Credit Agreement, dated as of April 28, 2014, by and between LGI Homes, Inc. and each of its subsidiaries, the lenders from time to time party thereto and Texas Capital Bank, National Association, as administrative agent and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-36126) of LGI Homes, Inc. filed on May 2, 2014).

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