Form 10-Q
period 2014-06-30
LGI Homes, Inc.
filed 2014-08-12
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014.
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
Yes  ☐    No  ☒

As of August 8, 2014, there were 20,763,449 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Cash and cash equivalents	$42,851	$54,069
Accounts receivable	9,225	5,402
Real estate inventory	220,637	141,983
Pre-acquisition costs and deposits	13,318	3,703
Deferred taxes, net	446	288
Property and equipment, net	1,195	845
Other assets	3,829	1,992
Goodwill and intangible assets, net	12,604	12,728
Total assets	$304,105	$221,010

LIABILITIES AND EQUITY
Accounts payable	$19,352	$14,001
Accrued expenses and other liabilities	11,800	7,100
Notes payable	93,926	35,535
Total liabilities	125,078	56,636

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 20,763,449 issued and outstanding	208	208
Additional paid-in capital	158,078	157,056
Retained earnings	20,741	7,110
Total equity	179,027	164,374
Total liabilities and equity	$304,105	$221,010

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Home sales	$106,412	$36,519	$182,332	$57,998
Management and warranty fees	—	820	—	1,302
Total revenues	106,412	37,339	182,332	59,300
Cost of sales	78,016	26,325	134,405	42,142
Selling expenses	9,186	3,245	16,549	5,493
General and administrative	5,337	3,267	10,442	5,026
Income from unconsolidated LGI/GTIS Joint Ventures	—	(652)	—	(944)
Operating income	13,873	5,154	20,936	7,583
Interest expense, net	—	(1)	—	(6)
Other income (loss), net	31	(51)	35	22
Net income before income taxes	13,904	5,102	20,971	7,599
Income tax provision	(4,867)	(89)	(7,340)	(136)
Net income	9,037	5,013	13,631	7,463
Loss attributable to non-controlling interests	—	146	—	146
Net income attributable to owners	$9,037	$5,159	$13,631	$7,609
Basic and diluted earnings per share data:
Basic	$0.44		$0.66
Diluted	$0.43		$0.65

Weighted average number of shares of common stock:
Basic	20,763,449		20,763,449
Diluted	20,868,910		20,867,337

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Equity
	Shares	Amount
BALANCE—December 31, 2013	20,763,449	$208	$157,056	$7,110	$164,374
Net income	—	—	—	13,631	13,631
Issuance of restricted stock units in settlement of accrued bonuses	—	—	642	—	642
Compensation expense for equity awards	—	—	380	—	380
BALANCE—June 30, 2014	20,763,449	$208	$158,078	$20,741	$179,027

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$13,631	$7,463
Adjustments to reconcile net income to net cash used in operating activities:
Income from unconsolidated LGI/GTIS Joint Ventures	—	(944)
Distributions from unconsolidated LGI/GTIS Joint Ventures	—	959
Depreciation and amortization	301	131
Loss on disposal of assets	10	—
Compensation expense for equity awards	380	—
Deferred income taxes	(159)	—
Changes in assets and liabilities:
Accounts receivable	(3,823)	(1,795)
Real estate inventory	(75,309)	(20,702)
Pre-acquisition costs and deposits	(9,615)	(2,062)
Other assets	(240)	(585)
Accounts payable	5,352	3,221
Accrued expenses and other liabilities	1,996	930
Net cash used in operating activities	(67,476)	(13,384)
Cash flows from investing activities:
Capital investments in unconsolidated LGI/GTIS Joint Ventures	—	(928)
Capital distributions from unconsolidated LGI/GTIS Joint Ventures	—	33
Proceeds from disposal of assets	—	29
Purchases of property and equipment	(539)	(315)
Net cash used in investing activities	(539)	(1,181)
Cash flows from financing activities:
Proceeds from notes payable	60,765	55,473
Payments on notes payable	(2,374)	(47,376)
Loan Issuance costs	(1,594)	—
Contributions from owners	—	2,535
Distributions to owners	—	(3,240)
Contributions from non-controlling interests	—	15,309
Net cash provided by financing activities	56,797	22,701
Net increase (decrease) in cash and cash equivalents	(11,218)	8,136
Cash and cash equivalents, beginning of period	54,069	7,069
Cash and cash equivalents, end of period	$42,851	$15,205

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
The Company's principal business is the development of communities and the design and construction of homes. At June 30, 2014, the Company had operations in Texas, Arizona, Florida, Georgia and New Mexico.
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
Immediate family members, a father and son (the "Family Principals"), individually or jointly owned more than 50% of the voting ownership interest of each entity comprising the Predecessor. The Predecessor entities and the Company were under common management, operated in the same business, and were controlled by the Family Principals immediately before and after the Reorganization Transactions. Following the Reorganization Transactions, the entities that comprised the Predecessor are wholly-owned subsidiaries of the Company. The Reorganization Transactions were accounted for at the transaction date as a consolidation of entities under common control. In addition, since the Predecessor controlled LGI Fund III Holdings, LLC before and after the IPO, the Company accounted for the acquisition of the non-controlling interests as an equity transaction. The accompanying unaudited statement of operations and cash flows for the six months ended June 30, 2013 present the historical combined financial statements of the Predecessor.

2.     ACQUISITION OF LGI/GTIS JOINT VENTURE PARTNERS' INTERESTS
Concurrent with the IPO, the Company acquired from GTIS Partners, LP and its affiliated entities (“GTIS”) all of GTIS’ equity interests in four unconsolidated joint ventures with the Predecessor, namely LGI-JV Holdings, LLC (formerly LGI-GTIS Holdings, LLC), LGI-JV Holdings II, LLC (formerly LGI-GTIS Holdings II, LLC), LGI-JV Holdings III, LLC (formerly LGI-GTIS Holdings III, LLC) and LGI-JV Holdings IV, LLC (formerly LGI-GTIS Holdings IV, LLC) (collectively, the “LGI/GTIS Joint Ventures”), in exchange for aggregate consideration of $41.3 million, consisting of cash of approximately $36.8 million and 409,091 shares of the Company’s common stock valued at $4.5 million on the IPO date (the "GTIS Acquisitions"). As discussed at Note 6, the LGI/GTIS Joint Ventures were historically accounted for as unconsolidated joint ventures under the equity method of accounting. As a result of the GTIS Acquisitions, the Company consolidated these entities. As required by ASC Topic 805, Business Combinations ("ASC Topic 805"), the acquired assets and assumed liabilities were accounted for at fair value and the Predecessor’s historical interests in the joint ventures were remeasured at fair value.
In connection with the purchase accounting, the Company recorded a gain of $6.4 million on the re-measurement of the Predecessor’s equity interest in the LGI/GTIS Joint Ventures and $12.7 million of goodwill and other intangibles. In addition, there was a $7.4 million step-up adjustment to record the acquisition date real estate inventory at fair value. Approximately $0.9 million and $2.0 million of the $7.4 million fair value step-up adjustment is included in cost of sales for the three and six month periods ended June 30, 2014, respectively, related to real estate inventory at November 13, 2013 that was sold during the respective periods. As of June 30, 2014, a total of $5.5 million of the step-up adjustment has been amortized to cost of sales.

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

	Three Months Ended June 30,	Six Months Ended June 30,
Pro Forma Financial Information	2013	2013
	(in thousands)
Home sales revenues	$60,234	$95,969
Cost of sales	$43,205	$69,427
Net income before income taxes	$7,921	$11,454
The pro forma results have been adjusted to reflect the elimination of the Predecessor's equity in earnings of the LGI/GTIS Joint Ventures. The pro forma results also reflect $0.1 million for the three months ended June 30, 2013, and $0.1 million for the six months ended June 30, 2013, for the amortization expense related to the marketing intangible asset. The pro forma financial information excludes the impact of the gain on re-measurement and the incremental impact of the fair value step-up adjustment of real estate inventory as these are considered to be non-recurring items.

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

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2014 include the accounts of LGI Homes, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements for the three and six months ended June 30, 2013 include the Predecessor's historical combined accounts and results of operations. All intercompany and intracompany balances and transactions have been eliminated.

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
In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been sold, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. The Company estimates the fair value of communities using a discounted cash flow model. As of June 30, 2014 and December 31, 2013, the real estate inventory is stated at cost; there were no inventory impairment indicators noted for the six months ended June 30, 2014 and 2013.

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

Under ASC Topic 810, Consolidation ("ASC 810"), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent the Company's maximum exposure if it elects not to purchase the optioned property. In some instances, the Company may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown. Such costs are classified as preacquisition costs, which the Company would have to absorb should the option not be exercised. Therefore, whenever the Company enters into a land option or purchase contract with an entity and makes a nonrefundable deposit, it may have a variable interest in a variable interest entity ("VIE"). In accordance with ASC 810, the Company performs ongoing reassessments of whether it is the primary beneficiary of a VIEs and would consolidate the VIE if the Company is deemed to be the primary beneficiary. As of June 30, 2014 and December 31, 2014, the Company was not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposit and option contracts.

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

Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no indicators of impairments noted for property, equipment and leasehold improvements for the six months ended June 30, 2014 and 2013.

Investments in Joint Ventures and Unconsolidated Variable Interest Entities (VIEs)

The Predecessor functioned as the managing member of several joint ventures conducting homebuilding activities; these joint ventures became wholly-owned subsidiaries of the Company as a result of the Reorganization Transactions and the GTIS Acquisitions.

In accordance with ASC Topic 810, management had assessed whether these entities were VIEs. The Predecessor had variable interests in the joint venture arrangements that it managed, and these joint ventures were determined to be VIEs because the members of the joint ventures, as a group, had insufficient equity at risk without further capital contributions. The Predecessor’s rights as well as the rights held by the other joint venture members had been evaluated to determine the primary beneficiary of the VIE, including the extent of substantive participating rights and control of activities that most significantly affected its economic performance. Such activities included, but were not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; and the ability to acquire additional land into the VIE. If the Predecessor was not able to control the significant decisions, the Predecessor was not considered the primary beneficiary of the VIE. If the Predecessor was determined to be the primary beneficiary of the VIE, the entity was consolidated in the Predecessor's financial statements.

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

During the six months ended June 30, 2013, the Predecessor formed one VIE, LGI Fund III Holdings, LLC, where it had been determined that the Predecessor was the primary beneficiary. In addition to the Predecessor serving as the managing member of this entity, a Family Principal of the Predecessor also held the general partner controlling interest in the non-managing member of the VIE. As a result, the Predecessor combined with the Family Principal’s related party interest had the power to direct all significant activities of the VIE, and had exposure to the risks and rewards of the VIE, based on the division of income and loss pursuant to the joint venture agreement and the Predecessor’s ownership in the joint venture. This VIE is consolidated in the accompanying unaudited financial statements for the three and six months ended June 30, 2013.

Management evaluated the Company’s investments in unconsolidated entities for indicators of impairment during each reporting period. No impairment charges were recorded related to investments in unconsolidated entities as of June 30, 2013.

Insurance Costs and Reserves

The Company has deductible limits under workers’ compensation, automobile and general liability insurance policies, and records expense and liabilities for the estimated costs of potential claims for construction defects. The excess liability limits at June 30, 2014 are $3 million per occurrence and in the aggregate annually and apply in excess of automobile liability, employer’s liability under worker's compensation, and general liability policies. The Company generally requires subcontractors and design professionals to indemnify the Company for liabilities arising from their work, subject to certain limitations.

Goodwill and Intangible Assets

The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 805. ASC Topic 805 requires that goodwill and intangible assets that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The Company recorded $12.0 million of goodwill related to the GTIS Acquisitions. No goodwill impairment indicators were noted for the six months ended June 30, 2014.

The cost of an intangible asset acquired valued at $0.7 million related to the GTIS Acquisitions is being amortized over its estimated useful life of 3 years. When certain events or changes in operating conditions occur, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. For intangible assets that are amortized, a review is performed of their estimated useful lives to evaluate whether events and circumstances warrant a revision to the remaining useful life. No impairment indicators were present during the six months ended June 30, 2014 and 2013 associated with intangible assets.

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

Advertising Costs

Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $2.1 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively. Advertising and direct mail costs were $3.8 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

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

The Company's effective tax rate of 35% is the same as the statutory rate; however, it includes an increase in the rate for state income taxes, net of the federal benefit, offset by a decrease in the rate for the federal Domestic Production Activity Deduction.  The current year rate of 35% is greater than the prior year rate of 2% because prior to the Reorganization Transactions, the Predecessor consisted of limited liability companies and limited partnerships, all of which were treated as partnerships for income tax purposes and as such, the federal income taxes were the obligation of the individual members or partners. Federal and state income taxes of approximately $6.8 million and $0.1 million were paid during the three months ended June 30, 2014 and 2013, respectively. Federal and state income taxes of approximately $7.7 million and $0.1 million were paid during the six months ended June 30, 2014 and 2013, respectively.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding. Non-vested grants of restricted stock awards were the only potentially dilutive share equivalents the Company had outstanding at June 30, 2014.

Stock-Based Compensation

Compensation costs for non-performance-based restricted stock awards are measured using the closing price on the date of grant and are expensed on a straight-line basis over the vesting period of the award. Compensation costs for performance-based restricted stock awards are also measured using the closing price on the date of grant but are expensed in accordance with ASC 718-10-25-20, Compensation - Stock Compensation, which requires an assessment of probability of attainment of the performance target. Once the performance target outcome is determined to be probable, the year-to-date expense is recorded and the remaining expense is recorded on a straight-line basis through the end of the award's vesting period.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted.  The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU

2014-08 is effective for the Company on January 1, 2015, with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. Management does not anticipate the adoption of ASU 2014-08 will have a material effect on the Company's consolidated financial statements or disclosures.

4.     REAL ESTATE INVENTORY
The Company's real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Land, land under development, and finished lots	$125,640	$82,006
Sales offices	7,339	3,784
Homes in progress	45,497	27,723
Completed homes	42,161	28,470
Total real estate inventory	$220,637	$141,983
Interest and financing costs incurred under the Company's debt obligations, as more fully discussed in Note 8, are capitalized to qualifying real estate projects under development and homes in progress.

5.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		June 30,	December 31,
	Asset Life	2014	2013
	(years)
Computer equipment	3-5	$617	$499
Machinery and equipment	4-5	171	169
Furniture and fixtures	5-7	1,133	745
Leasehold improvements	various	124	108
Total property and equipment		2,045	1,521
Less: Accumulated depreciation		(850)	(676)
Property and equipment, net		$1,195	$845
Depreciation expense was $0.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively and $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively. Equipment was sold to the LGI/GTIS Joint Ventures at net book value of approximately $0 and $0.03 million during the three and six months ended June 30, 2013.

6.     INVESTMENTS IN JOINT VENTURES, VARIABLE INTEREST ENTITIES AND NON-CONTROLLING INTERESTS
Unconsolidated Joint Ventures
Prior to the GTIS Acquisitions, the Predecessor's interests in four LGI/GTIS Joint Ventures were accounted for using the equity method of accounting since the Predecessor was not deemed to be the primary beneficiaries of these variable interest entities.
The LGI/GTIS Joint Ventures were each engaged in homebuilding and land development activities. GTIS was the joint venture member in these entities. Management of each of the LGI/GTIS Joint Ventures was vested in the members, being the Predecessor and GTIS. The Predecessor was considered the managing members of these entities. The managing member had the responsibility and authority to operate the LGI/GTIS Joint Ventures on a day-to-day basis subject to the operating budget and business plan, which was approved by both members. The Predecessor used their sales, development and operations teams to support operations and had significant influence even though the respective joint venture members had been deemed to have joint control under ASC Topic 810. All major decisions required both members’ consent. Major decisions included, but were not limited to: the acquisition or disposition of a project; capital contributions; and changes, and updates or amendments to the operating budget or business plan. Generally, the LGI/GTIS Joint Ventures did not obtain construction financing from outside lenders, but financed their activities primarily through equity contributions from each of the joint venture members.
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
As of June 30, 2013, three of the four joint ventures had yet to achieve the First-Tier Return; the fourth joint venture was paying a 30% priority allocation to the Predecessor’s member. During the three and six months ended June 30, 2013, the Predecessor recognized $0.1 million and $0.2 million in priority distributions from the LGI/GTIS Joint Ventures. The LGI/GTIS Joint Ventures were acquired on November 13, 2013, becoming wholly-owned subsidiaries of the Company.
Summarized condensed combined financial information of the LGI/GTIS Joint Ventures accounted for using the equity method is presented below for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Home sales	$23,715	$37,971
Cost of sales	$16,941	$27,390
Net earnings of unconsolidated entities	$3,482	$4,826
Predecessor's share in net earnings of unconsolidated entities	$652	$944

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

7.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
CDD and other utility development obligations	$3,346	$—
Accrued compensation and benefits	1,873	1,637
Taxes payable	1,627	1,554
Accrued bonuses	1,307	1,055
Warranty reserve	825	630
Customer deposits	569	330
Other	2,253	1,894
Total accrued expenses and other liabilities	$11,800	$7,100

Community Development and other Utility Development District Obligations
The Company owns lots in certain communities that have Community Development Districts ("CDD") or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, is typically payable over a 30 year period, and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots.
At June 30, 2014, the Company had CDD and other utility development obligations of approximately $3.3 million. These CDD and other utility development obligations and the related cost of lots should have been recognized in the Company's balance sheets as of December 31, 2013 and March 31, 2014. The Company believes these obligations are not significant to its consolidated financial statements as of December 31, 2013 and March 31, 2014.
Estimated Warranty Reserve
The Company typically provides homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. The Predecessor provided similar warranty services for homes sold by the LGI/GTIS Joint Ventures prior to the GTIS Acquisitions (see Note 11).

Changes to the Company's warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Warranty reserves, beginning of period	$700	$475	$630	$450
Warranty provision	184	39	356	118
Warranty expenditures	(59)	(39)	(161)	(93)
Warranty reserves, end of period	$825	$475	$825	$475

8.     NOTES PAYABLE
Syndicated Credit Agreement
On April 28, 2014, the Company entered into a credit agreement with Texas Capital Bank, N.A. and a syndication of lenders (the “Syndicated Credit Agreement”) to provide a $135.0 million senior secured revolving credit facility, which can be increased by request of the Company, to $200.0 million, subject to the terms and provisions of the Syndicated Credit Agreement. Borrowings under the credit facility are limited to the borrowing base, which is determined based on the loan value of the pool of collateral in which the lenders have a security interest. The Company may add houses, vacant lots, land, and acquisition and development projects to its pool of collateral through April 28, 2015. The loan value of speculative houses, pre-sold houses, model houses, vacant lots, land, and acquisition and development projects is adjusted based on formulas with respect to each of those categories of collateral; the loan value of the collateral decreases based on the amount of time such collateral is in the borrowing base. During the period May 1, 2015 to April 28, 2016, advances will continue to be made for assets previously included in the pool of collateral as they move into higher funding categories. Speculative homes may remain in the borrowing base for up to 18 months. Vacant lots, land and acquisition and development projects may remain in the borrowing base for up to three years. As of June 30, 2014, the borrowing base was $107.3 million, of which $13.4 million was available to borrow.

The Syndicated Credit Agreement contains various financial covenants including a minimum EBITDA to debt service payments ratio; a debt to capitalization ratio; a leverage ratio; liquidity ratio and ratio of value of all land, lots, and acquisition and development projects to net worth; and a net worth ratio. In addition, the Syndicated Credit Agreement contains various covenants that, among other restrictions, limit the amount of the Company's additional debt. As of June 30, 2014, the Company was in compliance with all of the covenants contained in the Syndicated Credit agreement.

	June 30,	December 31,
	2014	2013
	(in thousands)
LGI Homes, Inc.—Notes payable to Texas Capital Bank, N.A. under the Syndicated Credit Agreement ($135 million line at June 30, 2014) maturing April 28, 2017; interest paid monthly at LIBOR plus 2.75%, with a 3.75% floor; collateralized by the Company and its subsidiaries' land, development and home construction costs	$93,926	$—
LGI Homes Group, LLC—Notes payable to Texas Capital Bank, N.A. under credit facility ($35 million line at December 31, 2013) expiring June 30, 2015; interest at LIBOR plus 3.0%, with a 4.0% floor; collateralized by borrower's land, development and home construction costs (carrying value of $106.1 million at December 31, 2013); guaranteed by a Family Principal, the managing member, and non-managing members as joint and several guarantors at December 31, 2013; the credit facility was paid in full in April 2014	—	34,078
LGI Homes—Sunrise Meadow, LLC—Notes payable to Texas Capital Bank, N.A. under a credit facility ($2 million at December 31, 2013) expiring December 31, 2013; interest at LIBOR plus 3.9%, with a 4.0% floor; collateralized by borrower's land, development and home construction costs (carrying value of $5.1 million at December 31, 2013); guaranteed by a Family Principal; the credit facility was paid in full in April 2014	—	1,457
Total notes payable	$93,926	$35,535

At June 30, 2014 and December 31, 2013, LIBOR was 0.23% and 0.24%, respectively. Based on the terms of the variable rate notes payable, the interest rates as of June 30, 2014 and December 31, 2013, were based on the interest rate floor terms.
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest incurred	$1,078	$254	$1,677	$538
Less: Amounts capitalized	(1,078)	(253)	$(1,677)	$(532)
Interest expense	$—	$1	$—	$6

Cash paid for interest	$769	$259	$1,435	$488

Included in interest incurred was amortization of deferred financing costs of $0.3 million for the three and six months ended June 30, 2014, respectively.

9.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014. Earnings per share is not computed for the three and six months ended June 30, 2013 because the Predecessor consisted of limited liability companies and limited partnerships.

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Net income (in thousands)	$9,037	$13,631

Basic weighted average shares outstanding	20,763,449	20,763,449

Add: Dilutive effect of restricted stock units	105,461	103,888
Diluted weighted average shares outstanding	20,868,910	20,867,337

Basic earnings per share	$0.44	$0.66
Diluted earnings per share	$0.43	$0.65

118 and 94 non-vested restricted stock units were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2014, respectively, because their effect was antidilutive.

10.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of the Company's restricted stock units ("RSUs"):

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	140,222	$11.00
Granted	63,372	17.24
Vested	—	—
Forfeited	(1,478)	11.00
Balance at June 30, 2014	202,116	$12.96
In March 2014, the Company issued 37,307 RSUs to certain officers in settlement of approximately $0.6 million of bonuses that were earned under the 2013 performance-based cash bonus plan and accrued at December 31, 2013. The RSUs have a one-year vesting period and will be settled in shares of the Company's common stock.
In addition, during the six months ended June 30, 2014, the Company issued 26,065 RSUs to certain employees and executives which vest over periods ranging from one to three years. The RSUs will be settled in shares of the Company’s common stock. The fair value of the RSUs was determined to be equal to the number of shares of the Company's common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company's common stock on the date the RSUs were awarded. The weighted average fair value on the grant dates was $18.24 for the three months ended June 30, 2014. The Company recognized $0.2 million of stock-based compensation expense related to outstanding RSUs grants for each of the three and six months ended June 30, 2014. At June 30, 2014, the Company had unrecognized compensation cost of $0.7 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.4 years.
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

The fair value of the Performance-Based RSU's was determined to be equal to the number of shares of the Company’s common stock to be issued based on the target amount multiplied by the closing price of the Company’s common stock of $17.09 on the date the Performance-Based RSU awards were approved by the Compensation Committee. As of June 30, 2014, the target amount represents management's best estimate of the number of shares of the Company's common stock expected to be issued at the end of the three-year performance cycle. The Company recognized $0.1 million and $0.1 million of total stock-based compensation expense related to outstanding Performance-Based RSUs grants for the three and six months ended June 30, 2014. At June 30, 2014, the Company had unrecognized compensation cost of $0.9 million, based on target amount, related to unvested Performance-Based RSUs, which is expected to be recognized over a weighted average period of 1.8 years.

11.    RELATED PARTY TRANSACTIONS
From time to time, the Company may engage in transactions with entities that are affiliated with the Company. Transactions with related parties are in the normal course of operations.

Consulting Fees
Concurrent with the IPO, the Company entered into a three-year consulting agreement with a Family Principal for $100,000 per year payable on a monthly basis. Consulting fees were approximately $25,000 and $50,000 for the three and six months ended June 30, 2014, respectively.

Management and Warranty Fees
The Predecessor had a Management Services Agreement with each of the LGI/GTIS Joint Ventures. The Predecessor provided administration, supervision, marketing, and various other services for the joint ventures. The Predecessor charged the joint ventures a management fee of approximately 3% of home sale revenues and 3% of construction costs for the development of land, as applicable. The management and construction fees were in addition to direct costs charged to the joint ventures. Management fees earned under the agreements were $0.8 million and $1.2 million for the three and six months ended June 30, 2013.
The Predecessor collected a warranty fee of $250 from the LGI/GTIS Joint Ventures upon the closing of the sale of each home. The Predecessor provided a Home Builder’s Limited Warranty to the buyer of each home. The Predecessor was responsible for the performance and discharge of any warranty claims asserted against the joint ventures or the GTIS member. Warranty fees earned were approximately $41,000 and $67,000 for the three and six months ended June 30, 2013.

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
The Company has provided unsecured environmental indemnities to certain lenders. In each case, the Company has performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company may have recourse against other previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters at June 30, 2014 and December 31, 2013.

Land Deposits
The following is a summary of the Company's land purchase deposits and option contracts included in pre-acquisition costs and deposits (in thousands, except for lot count):

	June 30,	December 31,
	2014	2013
Land deposits and option payments	$12,706	$2,977
Commitments under the land purchase option and deposit agreements if the purchases are consummated	$158,855	$111,115
Lots under land options and land purchase contracts	10,127	8,214

The Company has land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. The Company does not have title to the property and obligations with respect to the option contracts are generally limited to the forfeiture of any related nonrefundable cash deposits. As of June 30, 2014, approximately $8.7 million of the deposits are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by mortgages on the related property.
Bonding
The Company has outstanding performance and surety bonds of $6.0 million and $0.4 million at June 30, 2014 and December 31, 2013, respectively, related to the Company’s obligations for site improvements at various projects. Certain surety bonds are guaranteed by one of the Family Principals. Management does not believe that draws upon these bonds, if any, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

13.     SEGMENT INFORMATION
The Company operates one principal homebuilding business which is organized and reports by division. The Company has four operating segments as of June 30, 2014: the Texas division, the Southwest division, the Southeast division and the Florida division. Initial operations were conducted in the Texas division, expanding into the Southwest division during 2011 and the Florida and Southeast divisions during 2012. During July and October 2013, the Florida and Southeast divisions had their first home closings, respectively. The Texas division is the largest division and it comprised approximately 70% and 88% of total home sales revenues for the six months ended June 30, 2014, and 2013, respectively.
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

14.     SUBSEQUENT EVENTS
Riverchase Acquisition

On July 11, 2014, the Company acquired approximately 1,980 acres of land located in Lancaster County, South Carolina, from a related party, an entity owned and managed by a Family Principal, for an aggregate purchase price of approximately $15.4 million.
Syndicate Credit Agreement

On July 31, 2014, amounts available to the Company under the Syndicated Credit Agreement were increased by $40.0 million to $175.0 million.

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
Business Overview
We are one of the nation's fastest growing residential homebuilders. We are engaged in the design and construction of homes in Texas, Arizona, Florida, Georgia and New Mexico. Our management team has been in the residential land development business since the mid-1990s.
In 2003, we commenced homebuilding operations targeting the entry-level market. Since commencing operations in 2003, we have constructed and closed over 7,000 homes and during the six months ended June 30, 2014, we had 1,147 home closings, compared to 664 home closings, including in the LGI/GTIS Joint Ventures, during the six months ended June 30, 2013.
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
Prior to the completion of the IPO, our Predecessor owned a 15% equity interest in and managed the day-to-day operations of the LGI/GTIS Joint Ventures. Concurrent with the IPO, we acquired all of the equity interests in the LGI/GTIS Joint Ventures that we did not own immediately prior to the IPO. In our historical financial statements, our Predecessor’s interest in the LGI/GTIS Joint Ventures were accounted for using the equity method and our Predecessor’s share of the LGI/GTIS Joint Ventures’ net earnings are included in income from unconsolidated joint ventures. Effective November 13, 2013, we own all of the equity interests in the LGI/GTIS Joint Ventures and we began to account for them on a consolidated basis. For discussion of pro forma financial information for the three and six months ended June 30, 2013, please see "—Supplemental Management's Discussion and Analysis—Pro Forma Financial Information."
Recent Developments
On April 28, 2014, the Company entered into a credit agreement with Texas Capital Bank, N.A. and a syndication of lenders (the “Syndicated Credit Agreement”) to provide a $135.0 million senior secured revolving credit facility, which can be increased by request of the Company, to $200.0 million, subject to the terms and provisions of the Syndicated Credit Agreement. On July 31, 2014, amounts available to the Company under the Syndicated Credit Agreement were increased by $40.0 million to $175.0 million. The Syndicated Credit Agreement matures on April 28, 2017. Borrowings under the new credit facility are limited to the borrowing base, which is determined based on the loan value of the pool of collateral in which the lenders have a security interest. Please see "—Liquidity and Capital Resources—Secured Revolving Credit Facility" for a description of the Syndicated Credit Agreement.

Key Results
Key financial results as of and for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, were as follows:

•
Homes closed increased 169.1% to 662 homes from 246 homes with an increase in the average sales price of our homes of 8.3% to $160,744. On a pro forma basis, homes closed increased 61.1% to 662 homes from 411 homes with an increase in the average sales price of our homes of 9.7%.

•	Home sales revenues increased 191.4% to $106.4 million from $36.5 million. On a pro forma basis, home sales revenues increased 76.7% from $60.2 million.

•	Gross margin as a percentage of home sales revenues decreased to 26.7% from 27.9%. On a pro forma basis, gross margin as a percentage of home sales revenues decreased to 26.7% from 28.3%.

•
Adjusted gross margin as a percentage of home sales revenues decreased to 27.9% from 29.2%. On a pro forma basis, adjusted gross margin as a percentage of home sales revenues decreased to 27.9% from 29.1%.[1]

•	Net income before income taxes increased 172.5% to $13.9 million from $5.1 million. On a pro forma basis, net income before income taxes increased 75.6% to $13.9 million from $7.9 million.

•
Adjusted EBITDA margin as a percentage of home sales revenues decreased to 14.4% from 15.6%. On a pro forma basis, adjusted EBITDA margin as a percentage of home sales revenues increased to 14.4% from 14.2%.[2]

•	Active communities as of June 30, 2014 increased to 31 from 18, on a pro forma basis. Our expansion with our Florida and Southeast divisions is reflected in this increase.
Total owned and controlled lots increased 17.1% to 19,936 lots at June 30, 2014 from 17,028 lots at March 31, 2014.
Key financial results as of and for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, were as follows:

•
Homes closed increased 188.9% to 1,147 homes from 397 homes with an increase in the average sales price of our homes of 8.8% to $158,964. On a pro forma basis, homes closed increased 72.7% to 1,147 homes from 664 homes with an increase in the average sales price of our homes of 10.0%.

•	Home sales revenues increased 214.4% to $182.3 million from $58.0 million. On a pro forma basis, home sales revenues increased 90.0% from $96.0 million.

•	Gross margin as a percentage of home sales revenues decreased to 26.3% from 27.3%. On a pro forma basis, gross margin as a percentage of home sales revenues decreased to 26.3% from 27.7%.

•
Adjusted gross margin as a percentage of home sales revenues decreased to 27.8% from 28.3%. On a pro forma basis, adjusted gross margin as a percentage of home sales revenues decreased to 27.8% from 28.3%.[1]

•	Net income before income taxes increased 176.0% to $21.0 million from $7.6 million. On a pro forma basis, net income before income taxes increased 83.1% to $21.0 million from $11.5 million.

•
Adjusted EBITDA margin as a percentage of home sales revenues decreased to 13.1% from 14.3%. On a pro forma basis, adjusted EBITDA margin as a percentage of home sales revenues increased to 13.1% from 12.7%.[2]

Total owned and controlled lots increased 33.8% to 19,936 lots at June 30, 2014 from 14,895 lots at December 31, 2013.
______________________
1 Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. Please see “—Non-GAAP Measures—Adjusted Gross Margin” for a reconciliation of adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.
2 Adjusted EBITDA is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. Please see “—Non-GAAP Measures—Adjusted EBITDA” for a reconciliation of adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.

 Outlook

We believe there continues to be opportunities to grow our share of sales in our existing markets. Given our familiarity with each of our existing markets and the favorable demographic and economic trends that are forecasted in our markets, we expect to continue to see growth in these markets.

We also believe that we will be able to grow our business by increasing the number of price points in our existing markets. We are seeing opportunities to develop properties with multiple price points and product lines in the same communities. As our average sale price continues to increase and we begin to sell our higher price point product, we expect that we may see a slightly lower absorption rate from product mix but believe we will continue to realize adjusted gross margins within our target range.

We intend to expand into new markets where we identify opportunities to build homes and develop communities that meet our profit and return objectives. We recently entered the Denver, Colorado and Charlotte, North Carolina markets. We have employees in each market and expect construction to start in each market before the end of the year. In addition, we will continue to analyze other potential markets as we continue our efforts to expand into new geographical markets.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Revenues:
Home sales	$106,412	$36,519	$182,332	$57,998
Management and warranty fees	—	820	—	1,302
Total revenues	$106,412	$37,339	$182,332	$59,300
Expenses:
Cost of sales	78,016	26,325	134,405	42,142
Selling expenses	9,186	3,245	16,549	5,493
General and administrative	5,337	3,267	10,442	5,026
Income from unconsolidated joint ventures	—	(652)	—	(944)
Operating income	$13,873	$5,154	$20,936	$7,583
Interest expense, net	—	(1)	—	(6)
Other income (loss), net	31	(51)	35	22
Net income before income taxes	$13,904	$5,102	$20,971	$7,599
Income tax provision	(4,867)	(89)	(7,340)	(136)
Net income	$9,037	$5,013	$13,631	$7,463
Loss attributable to non-controlling interests	—	146	—	146
Net income attributable to owners	$9,037	$5,159	$13,631	$7,609
Basic earnings per share	$0.44		$0.66
Diluted earnings per share	$0.43		$0.65
Other Financial and Operating Data:
Active communities at end of period	31	10	31	10
Home closings	662	246	1,147	397
Average sales price of homes closed	$160,744	$148,452	$158,964	$146,090
Gross margin (1)	$28,396	$10,194	$47,927	$15,856
Gross margin % (2)	26.7%	27.9%	26.3%	27.3%
Adjusted gross margin (3)	$29,715	$10,669	$50,615	$16,442
Adjusted gross margin % (2)(3)	27.9%	29.2%	27.8%	28.3%
Adjusted EBITDA (4)	$15,348	$5,695	$23,925	$8,300
Adjusted EBITDA margin % (2)(4)	14.4%	15.6%	13.1%	14.3%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Homes Sales.  Our home sales revenues and closings by division for the three months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Revenues	Closings	Revenues	Closings
Texas	$74,099	465	$32,609	220
Southwest	10,300	61	3,910	26
Florida	14,127	85	—	—
Southeast	7,886	51	—	—
Total home sales	$106,412	662	$36,519	246

Home sales revenues for the three months ended June 30, 2014 were $106.4 million, an increase of $69.9 million, or 191.4%, from $36.5 million for the three months ended June 30, 2013. The increase in home sales revenues is primarily due to a 169.1% increase in homes closed and an increase in the average selling price per home during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase in home closings for the three months ended June 30, 2014 is partially attributable to the GTIS Acquisitions completed in November 2013 (see the Supplemental Management Discussion and Analysis - Pro Forma Financial Information below). The average selling price per home closed during the three months ended June 30, 2014 was $160,744, an increase of $12,292, or 8.3%, from the average selling price per home of $148,452 for the three months ended June 30, 2013.
Management and Warranty Fees.  Management and warranty fees were $0.8 million for the three months ended June 30, 2013. Management and warranty fees were received from the LGI/GTIS Joint Ventures through November 2013 when the joint ventures were acquired. Total home closings on a combined basis for the LGI/GTIS Joint Ventures were 165 for the three months ended June 30, 2013. There were no management and warranty fees for the three months ended June 30, 2014 as the LGI/GTIS Joint Ventures have been consolidated since the GTIS Acquisitions.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the three months ended June 30, 2014 to $78.0 million, an increase of $51.7 million, or 196.4%, from $26.3 million for the three months ended June 30, 2013. This increase is primarily due to a 169.1% increase in homes closed during the second quarter of 2014 as compared to the second quarter of 2013. In addition, costs of sales for the three months ended June 30, 2014, include $0.9 million related to the fair value step-up adjustment for real estate inventory acquired from the LGI/GTIS Joint Ventures and sold in the three months ended June 30, 2014. Gross margin for the three months ended June 30, 2014 was $28.4 million, an increase of $18.2 million, or 178.6%, from $10.2 million for the three months ended June 30, 2013. Gross margin as a percentage of home sales revenues was 26.7% for the three months ended June 30, 2014 and 27.9% for the three months ended June 30, 2013. The decrease in gross margin as a percentage of home sales revenues reflects the impacts of the step-up adjustment plus increased construction costs and higher lot costs for the second quarter of 2014 as compared to the second quarter of 2013; these construction and lot costs were partially offset by higher average homes sales prices.

Selling Expenses.  Selling expenses as a percentage of home sales revenues were 8.6% and 8.9% for the three months ended June 30, 2014 and 2013, respectively. The decrease in selling expenses as a percentage of home sales revenues was primarily due to the operating leverage realized from our salaried sales and marketing personnel. Selling expenses for the three months ended June 30, 2014 were $9.2 million, an increase of $5.9 million, or 183.1%, from $3.2 million for the three months ended June 30, 2013. Sales commissions increased to $3.9 million for the three months ended June 30, 2014 from $1.3 million during that same period in the prior year primarily due to a 169.1% increase in homes closed during the second quarter of 2014 as compared to the second quarter of 2013. Advertising and direct mail costs increased to $2.1 million during the three months ended June 30, 2014 from $0.5 million for the same period in the prior year primarily due to the increase in the number of active communities for the second quarter of 2014 as compared to the second quarter of 2013.
General and Administrative.  General and administrative expenses as a percentage of home sales revenues were 5.0% and 8.9% for the three months ended June 30, 2014 and 2013, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the current quarter and less accounting and professional expenses incurred during the current quarter as compared to the same period in the prior year when we were preparing for our initial public offering. General and administrative expenses for the three months ended June 30, 2014 were $5.3 million, an increase of $2.1 million, or 63.3%, from $3.3 million for the three months ended June 30, 2013. The increase in the amount of general and administrative expenses in the second quarter of 2014 as compared to the second quarter of 2013 is attributable to additional employees and office space added to support the increased number of active communities and higher number of home closings.
Income from unconsolidated joint ventures.  Our share of income from the LGI/GTIS Joint Ventures for the three months ended June 30, 2013 was $0.7 million. We acquired our joint venture partners' interests in the LGI/GTIS Joint Ventures on November 13, 2013.
Operating Income and Net Income.  Operating income for the three months ended June 30, 2014 was $13.9 million, an increase of $8.7 million, or 169.2%, from $5.2 million for the three months ended June 30, 2013. Net income for the three months ended June 30, 2014 was $9.0 million, an increase of $4.0 million, or 80.3%, from $5.0 million for the three months ended June 30, 2013. The increases are primarily attributed to a 169.1% increase in homes closed during the second quarter of 2014 as compared to the second quarter of 2013, net of the impacts of the step-up adjustment and increased expenses associated with new communities.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Homes Sales.  Our home sales revenues and closings by division for the six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2014		2013
	Revenues	Closings	Revenues	Closings
Texas	$127,829	810	$51,201	352
Southwest	19,934	121	6,797	45
Florida	21,715	132	—	—
Southeast	12,854	84	—	—
Total home sales	$182,332	1,147	$57,998	397

Home sales revenues for the six months ended June 30, 2014 were $182.3 million, an increase of $124.3 million, or 214.4%, from $58.0 million for the six months ended June 30, 2013. The increase in home sales revenues is primarily due to a 188.9% increase in homes closed and an increase in the average selling price per home during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in home closings for the six months ended June 30, 2014 is partially attributable to the GTIS Acquisitions completed in November 2013 (see the Supplemental Management Discussion and Analysis - Pro Forma Financial Information below). The average selling price per home closed during the six months ended June 30, 2014 was $158,964, an increase of $12,874, or 8.8%, from the average selling price per home of $146,090 for the six months ended June 30, 2013.
Management and Warranty Fees.  Management and warranty fees were $1.3 million for the six months ended June 30, 2013. Management and warranty fees were received from the LGI/GTIS Joint Ventures through November 2013 when the joint ventures were acquired. Total home closings on a combined basis for the LGI/GTIS Joint Ventures were 267 for the six months ended June 30, 2013. There were no management and warranty fees for the six months ended June 30, 2014 as the LGI/GTIS Joint Ventures have been consolidated since the GTIS Acquisitions.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the six months ended June 30, 2014 to $134.4 million, an increase of $92.3 million, or 218.9%, from $42.1 million for the six months ended June, 30 2013. This increase is primarily due to a 188.9% increase in homes closed during the first six months of 2014 as compared to the first six months of 2013. In addition, costs of sales for the six months ended June 30, 2014, include $2.0 million related to the fair value step-up adjustment for real estate inventory acquired from the LGI/GTIS Joint Ventures and sold in the six months ended June 30, 2014. Gross margin for the six months ended June 30, 2014 was $47.9 million, an increase of $32.1 million, or 202.3%, from $15.9 million for the six months ended June 30, 2013. Gross margin as a percentage of home sales revenues was 26.3% for the six months ended June 30, 2014 and 27.3% for the six months ended June 30, 2013. The decrease in gross margin as a percentage of home sales revenues reflects the impacts of the step-up adjustment plus increased construction costs and higher lot costs for the first six months of 2014 as compared to the first six months of 2013; these construction and lot costs were partially offset by higher average homes sales prices.
Selling Expenses.  Selling expenses as a percentage of home sales revenues were 9.1% and 9.5% for the six months ended June 30, 2014 and 2013, respectively. The decrease of selling expenses as a percentage of home sales revenues was primarily due to the operating leverage realized from our salaried sales and marketing personnel. Selling expenses for the six months ended June 30, 2014 were $16.5 million, an increase of $11.1 million, or 201.3%, from $5.5 million for the six months ended June 30, 2013. Sales commissions increased to $6.7 million for the six months ended June 30, 2014 from $2.1 million during that same period in the prior year primarily due to a 188.9% increase in homes closed during the six months of 2014 as compared to the six months of 2013. Advertising and direct mail costs increased to $3.8 million during the six months ended June 30, 2014 from $1.1 million for the same period in the prior year primarily due the increase in the number of active communities for the first six months of 2014 as compared to the first six months of 2013.
General and Administrative.  General and administrative expenses as a percentage of home sales revenues were 5.7% and 8.7% for the six months ended June 30, 2014 and 2013, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the six months ended June 30, 2014 and less accounting and professional expenses incurred during the first six months of 2014 as compared to the same period in the prior year when we were preparing for our initial public offering. General and administrative expenses for the six months ended June 30, 2014 were $10.4 million, an increase of $5.4 million, or 107.7%, from $5.0 million for the six months ended June 30, 2013. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities in the first six months of 2014 as compared to the first six months of 2013. To support the increased number of active communities, we hired more employees and acquired additional office space. In addition, we incurred approximately $0.8 million more in accounting and professional fees and expenses during the six month period ended June 30, 2014 as compared to the same period in the prior year.
Income from unconsolidated joint ventures.  Our share of income from the LGI/GTIS Joint Ventures for the six months ended June 30, 2013 was $0.9 million. We acquired our joint venture partners' interests in the LGI/GTIS Joint Ventures on November 13, 2013.
Operating Income and Net Income.  Operating income for the six months ended June 30, 2014 was $20.9 million, an increase of $13.4 million, or 176.1%, from $7.6 million for the six months ended June 30, 2013. Net income for the six months ended June 30, 2014 was $13.6 million, an increase of $6.2 million, or 82.6%, from $7.5 million for the six months ended June 30, 2013. The increases are primarily attributed to a 188.9% increase in homes closed during the first six months of 2014 as compared to the first six months of 2013, net of the impacts of the step-up adjustment and increased expenses associated with new communities.

Supplemental Management's Discussion and Analysis

Pro Forma Financial Information

The following pro forma statement of operations has been developed by applying pro forma adjustments to our statements of operations for the three and six months ended June 30, 2013 included elsewhere in this Quarterly Report and the combined financial statements of the LGI/GTIS Joint Ventures. The pro forma statement of operations for the three and six months ended June 30, 2013 gives effect to the GTIS Acquisitions as if they had occurred on January 1, 2012.

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

Unaudited Pro Forma Statement of Operations
for the Three Months Ended June 30, 2013

	LGI Homes, Inc.	LGI/GTIS Joint Ventures (1)	Adjustments		LGI Homes, Inc. Pro Forma
	(In thousands)
Revenues:
Home sales	$36,519	$23,715	$—		$60,234
Management and warranty fees	820	—	(820)	(c)	—
Total revenues	37,339	23,715	(820)		60,234
Cost of sales	26,325	16,941	(61)	(c)	43,205
Selling expenses	3,245	2,050	—		5,295
General and administrative	3,267	1,211	(714)	(b)(c)	3,764
Income from unconsolidated LGI/GTIS Joint Ventures	(652)	—	652	(a)	—
Operating income	5,154	3,513	(697)		7,970
Interest expense	(1)	—	—		(1)
Other income (loss), net	(51)	37	(34)	(c)	(48)
Net income before income taxes	5,102	3,550	(731)		7,921
Income tax provision	(89)	(68)	—		(157)
Net income	5,013	3,482	(731)		7,764
Loss attributable to non-controlling interests	146	—	—		146
Net income attributable to owners	$5,159	$3,482	$(731)		$7,910

(1)
This column is a combination of the unaudited financial statements of LGI-GTIS Holdings, LLC, LGI-GTIS Holdings II, LLC, LGI-GTIS Holdings III, LLC and LGI-GTIS Holdings IV, LLC, for the three months ended June 30, 2013.

Notes to Unaudited Pro Forma Statement of Operations for the Three Months Ended June 30, 2013

(a) Eliminates our Predecessor’s equity in the income of the LGI/GTIS Joint Ventures.

(b) Reflects amortization of the $0.7 million marketing related intangible asset (i.e., trade name rights) recorded in the GTIS Acquisitions. The trade name rights have an estimated useful life of three years based upon the timing of the majority of the forecasted revenues to be earned over the remaining development cycle of the LGI/GTIS Joint Ventures’ communities. Amortization is recorded on a straight-line basis. Pro forma amortization expense was $0.1 million for the three months ended June 30, 2013.

(c) Reflects the elimination of $0.8 million of management and warranty fees our Predecessor charged to the LGI/GTIS Joint Ventures during the period pursuant to certain management services agreements. The applicable management services agreements were terminated in connection with the GTIS Acquisitions. The corresponding charges were recorded to general and administrative expense, cost of sales and other income by the LGI/GTIS Joint Ventures.

Unaudited Pro Forma Statement of Operations
for the Six Months Ended June 30, 2013

	LGI Homes, Inc.	LGI/GTIS Joint Ventures (1)	Adjustments		LGI Homes, Inc. Pro Forma
	(In thousands)
Revenues:
Home sales	$57,998	$37,971	$—		$95,969
Management and warranty fees	1,302	—	(1,302)	(c)	—
Total revenues	59,300	37,971	(1,302)		95,969
Cost of sales	42,142	27,390	(105)	(c)	69,427
Selling expenses	5,493	3,671	—		9,164
General and administrative	5,026	2,050	(1,108)	(b)(c)	5,968
Income from unconsolidated LGI/GTIS Joint Ventures	(944)	—	944	(a)	—
Operating income	7,583	4,860	(1,033)		11,410
Interest expense	(6)	—	—		(6)
Other income, net	22	62	(34)	(c)	50
Net income before income taxes	7,599	4,922	(1,067)		11,454
Income tax provision	(136)	(96)	—		(232)
Net income	7,463	4,826	(1,067)		11,222
Loss attributable to non-controlling interests	146	—	—		146
Net income attributable to owners	$7,609	$4,826	$(1,067)		$11,368

(1)
This column is a combination of the unaudited financial statements of LGI-GTIS Holdings, LLC, LGI-GTIS Holdings II, LLC, LGI-GTIS Holdings III, LLC and LGI-GTIS Holdings IV, LLC, for the six months ended June 30, 2013.

Notes to Unaudited Pro Forma Statement of Operations for the Six Months Ended June 30, 2013

(a) Eliminates our Predecessor’s equity in the income of the LGI/GTIS Joint Ventures.

(b) Reflects amortization of the $0.7 million marketing related intangible asset (i.e., trade name rights) recorded in the GTIS Acquisitions. The trade name rights have an estimated useful life of three years based upon the timing of the majority of the forecasted revenues to be earned over the remaining development cycle of the LGI/GTIS Joint Ventures’ communities. Amortization is recorded on a straight-line basis. Pro forma amortization expense was $0.1 million for the six months ended June 30, 2013.

(c) Reflects the elimination of $1.3 million of management and warranty fees our Predecessor charged to the LGI/GTIS Joint Ventures during the period pursuant to certain management services agreements. The applicable management services agreements were terminated in connection with the GTIS Acquisitions. The corresponding charges of were recorded to general and administrative expense, cost of sales and other income by the LGI/GTIS Joint Ventures.

Three Months Ended June 30, 2014 Compared to Pro Forma Three Months Ended June 30, 2013
Pro forma Homes Sales.  Our home sales revenues and closings by division for the three months ended June 30, 2014 and pro forma home sales revenues and closings by division for the three months ended June 30, 2013 were as follows (dollars in thousands, unless otherwise stated):

	Three Months Ended June 30,		Pro Forma Three Months Ended June 30,
	2014		2013
	Revenues	Closings	Revenues	Closings
Texas	$74,099	465	$51,843	355
Southwest	10,300	61	6,202	41
Florida	14,127	85	2,189	15
Southeast	7,886	51	—	—
Total home sales	$106,412	662	$60,234	411

Other Financial and Operating Data:	2014	2013
Active communities at end of period	31	18
Average sales price of homes closed	$160,744	$146,554
Gross margin (1)	$28,396	$17,029
Gross margin % (2)	26.7%	28.3%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

Home sales revenues for the three months ended June 30, 2014 were $106.4 million, an increase of $46.2 million, or 76.7%, from pro forma home sales revenues of $60.2 million for the three months ended June 30, 2013. The increase in home sales revenues is primarily due to a 61.1% increase in homes closed and an increase in the average home sales price per home during the second quarter of 2014 as compared to the second quarter of 2013. The average home sales price for the second quarter of 2014 was $160,744, an increase of $14,190, or 9.7%, from the pro forma average home sales price of $146,554 for the second quarter of 2013.
Pro forma Cost of Sales and Gross Margin (pro forma home sales revenues less pro forma cost of sales).  Cost of sales for the three months ended June 30, 2014 was $78.0 million, an increase of $34.8 million, or 80.6%, from pro forma cost of sales of $43.2 million for the three months ended June 30, 2013. This increase is primarily due to a 251-unit, or 61.1%, increase in homes closed for the three months ended June 30, 2014 as compared to homes closed on a pro forma basis for the three months ended June 30, 2013. In addition, cost of sales for the three months ended June 30, 2014 includes $0.9 million related to the fair value step-up adjustment for real estate inventory acquired from the LGI/GTIS Joint Ventures and sold in the second quarter of 2014. Gross margin for the second quarter of 2014 was $28.4 million, an increase of $11.4 million, or 66.8%, from pro forma gross margin of $17.0 million for the second quarter of 2013. Gross margin as a percentage of sales was 26.7% for the second quarter of 2014 as compared to 28.3% for the second quarter of 2013. The decrease in gross margin as a percentage of sales reflects the higher average home sales prices partially offset by the impacts of the step-up adjustment plus increased construction costs and higher lot costs for the second quarter of 2014 as compared to the second quarter of 2013.
Pro forma Selling Expenses.  Selling expenses as a percentage of home sales revenues were 8.6% and pro forma selling expenses as a percentage of home sales revenues were 8.8% for the three months ended June 30, 2014 and 2013, respectively. The decrease in selling expenses as a percentage of home sales revenues was primarily due to the operating leverage realized from our salaried sales and marketing personnel. Selling expenses for the second quarter of 2014 were $9.2 million, an increase of $3.9 million, or 73.5%, from pro forma selling expenses of $5.3 million for the second quarter of 2013. This increase is largely due to the higher number of home closings and the growth in active communities for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 on a pro forma basis. Sales commissions increased to $3.9 million from $2.2 million and advertising and direct mail costs increased to $2.1 million for the three months ended June 30, 2014 from $1.0 million for the three months ended June 30, 2013, on a pro forma basis.

Pro forma General and Administrative.  General and administrative expenses as a percentage of home sales revenues were 5.0% and pro forma general and administrative expenses as a percentage of home sales revenues were 6.2% for the three months ended June 30, 2014 and 2013, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the current year second quarter and less accounting and professional expenses incurred during the prior year second quarter. General and administrative expenses for the second quarter of 2014 were $5.3 million, an increase of $1.6 million, or 41.7%, from pro forma general and administrative expenses of $3.8 million for the second quarter of 2013. The increase in the amount of pro forma general and administrative expenses in the second quarter of 2014 as compared to the second quarter of 2013 is attributable to additional employees and office space added to support the increased number of active communities and higher number of home closings.
Pro forma Operating Income and Pro forma Net Income.  Operating income for the three months ended June 30, 2014 was $13.9 million, an increase of $5.9 million, or 74.1%, from pro forma operating income of $8.0 million for the three months ended June 30, 2013. Net income for the three months ended June 30, 2014 was $9.0 million, an increase of $1.3 million, or 16.4%, from pro forma net income of $7.8 million for the three months ended June 30, 2013. The increase is primarily attributed to a 251-unit increase in homes closed during the second quarter of 2014 as compared to the second quarter of 2013, on a pro forma basis, net of the impacts of the step-up adjustment and increased expenses associated with new communities.

Six Months Ended June 30, 2014 Compared to Pro Forma Six Months Ended June 30, 2013
Pro forma Homes Sales.  Our home sales revenues and closings by division for the six months ended June 30, 2014 and pro forma home sales revenues and closings by division for the six months ended June 30, 2013 were as follows (dollars in thousands, unless otherwise stated):

			Pro Forma
	Six Months Ended June 30,		Six Months Ended June 30,
	2014		2013
	Revenues	Closings	Revenues	Closings
Texas	$127,829	810	$83,623	582
Southwest	19,934	121	10,157	67
Florida	21,715	132	2,189	15
Southeast	12,854	84	—	—
Total home sales	$182,332	1,147	$95,969	664

Other Financial and Operating Data:	2014	2013
Active communities at end of period	31	18
Average sales price of homes closed	$158,964	$144,532
Gross margin (1)	$47,927	$26,543
Gross margin % (2)	26.3%	27.7%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

Home sales revenues for the six months ended June 30, 2014 were $182.3 million, an increase of $86.4 million, or 90.0%, from pro forma home sales revenues of $96.0 million for the six months ended June 30, 2013. The increase in home sales revenues is primarily due to a 72.7% increase in homes closed and an increase in the average home sales price per home during the first six months of 2014 as compared to the first six months of 2013. The average home sales price for the first six months of 2014 was $158,964, an increase of $14,432, or 10.0%, from the pro forma average home sales price of $144,532 for the first six months of 2013.
Pro forma Cost of Sales and Gross Margin (pro forma home sales revenues less pro forma cost of sales).  Cost of sales for the six months ended June 30, 2014 was $134.4 million, an increase of $65.0 million, or 93.6%, from pro forma cost of sales of $69.4 million for the six months ended June 30, 2013. This increase is primarily due to a 483-unit, or 72.7%, increase in homes closed for the six months ended June 30, 2014 as compared to homes closed on a pro forma basis for the six months ended June 30, 2013. In addition, cost of sales for the six months ended June 30, 2014 includes $2.0 million related to the fair value step-up adjustment for real estate inventory acquired from the LGI/GTIS Joint Ventures and sold in the first six months of 2014. Gross margin for the first six months of 2014 was $47.9 million, an increase of $21.4 million, or 80.6%, from pro forma gross margin of $26.5 million for the first six months of 2013. Gross margin as a percentage of sales was 26.3% for the first six months of 2014 as compared to 27.7% for the first six months of 2013. The decrease in gross margin as a percentage of sales reflects the higher average home sales prices partially offset by the impacts of the step-up adjustment plus increased construction costs and higher lot costs for the first six months of 2014 as compared to the first six months of 2013.
Pro forma Selling Expenses.  Selling expenses as a percentage of home sales revenues were 9.1% and pro forma selling expenses as a percentage of home sales revenues were 9.5% for the six months ended June 30, 2014 and 2013, respectively. The decrease in selling expenses as a percentage of home sales revenues was primarily due to the operating leverage realized from our salaried sales and marketing personnel. Selling expenses for the first six months of 2014 were $16.5 million, an increase of $7.4 million, or 80.6%, from pro forma selling expenses of $9.2 million for the first six months of 2013. This increase is largely due to the higher number of home closings and the growth in active communities for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 on a pro forma basis. Sales commissions increased to $6.7 million from $3.4 million and advertising and direct mail costs increased to $3.8 million for the six months ended June 30, 2014 from $2.0 million for the six months ended June 30, 2013, on a pro forma basis.
Pro forma General and Administrative.  General and administrative expenses as a percentage of home sales revenues were 5.7% and pro forma general and administrative expenses as a percentage of home sales revenues were 6.2% for the six months ended June 30, 2014 and 2013, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage from the increase in home sales revenues during the six months ended June 30, 2014 and less accounting and professional fees during the first six months of 2014 as compared to the same period in the prior year when we were preparing for our initial public offering. General and administrative expenses for the first six months of 2014 were $10.4 million, an increase of $4.5 million, or 75.0%, from pro forma general and administrative expenses of $6.0 million for the first six months of 2013. The increase in general and administrative expenses for the six months ended June 30, 2014 as compared to the pro forma amount for the same period in the prior year is primarily due to the higher number of home closings and active communities for the first six months of 2014 as compared to the first six months of 2013 on a pro forma basis. To support the increased number of active communities, we hired more employees and acquired additional office space. In addition, we incurred approximately $0.4 million more accounting and professional fees and expenses during the six months ended June 30, 2014 as compared to the pro forma amount for the same period in the prior year.
Pro forma Operating Income and Pro forma Net Income.  Operating income for the six months ended June 30, 2014 was $20.9 million, an increase of $9.5 million, or 83.5%, from pro forma operating income of $11.4 million for the six months ended June 30, 2013. Net income for the six months ended June 30, 2014 was $13.6 million, an increase of $2.4 million, or 21.5%, from pro forma net income of $11.2 million for the six months ended June 30, 2013. The increase is primarily attributed to a 483-unit increase in homes closed during the first six months of 2014 as compared to the first six months of 2013, on a pro forma basis, net of the impacts of the step-up adjustment recorded in 2014, increased expenses associated with new communities and higher professional service fees and expenses.

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

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

			Pro Forma
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2013
Home sales revenues	$106,412	$36,519	$60,234
Cost of sales	78,016	26,325	43,205
Gross margin	28,396	10,194	17,029
Purchase accounting adjustment (a)	923	—	—
Capitalized interest charged to cost of sales	396	475	475
Adjusted gross margin	$29,715	$10,669	$17,504
Gross margin % (b)	26.7%	27.9%	28.3%
Adjusted gross margin % (b)	27.9%	29.2%	29.1%

			Pro Forma
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2013
Home sales revenues	$182,332	$57,998	$95,969
Cost of sales	134,405	42,142	69,427
Gross margin	47,927	15,856	26,542
Purchase accounting adjustment (a)	2,014	—	—
Capitalized interest charged to cost of sales	674	586	586
Adjusted gross margin	$50,615	$16,442	$27,128
Gross margin % (b)	26.3%	27.3%	27.7%
Adjusted gross margin % (b)	27.8%	28.3%	28.3%

(a)
This adjustment results from the application of purchase accounting in connection with the GTIS Acquisitions and represents the amount of the fair value step-up adjustment to real estate inventory sold during the three and six months ended June 30, 2014, as applicable.

(b)	Calculated as a percentage of home sales revenues.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to cost of sales, (v) other income, net and (vi) adjustments resulting from the application of purchase accounting. Our management believes that the presentation of adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Other companies may define adjusted EBITDA differently and, as a result, our measure of adjusted EBITDA may not be directly comparable to adjusted EBITDA of other companies. Although we use adjusted EBITDA as a financial measure to assess the performance of our business, the use of adjusted EBITDA is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or nonrecurring items. Our adjusted EBITDA is limited as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table reconciles adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

			Pro Forma
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2013
Net income	$9,037	$5,013	$7,764
Interest expense	—	1	1
Income taxes	4,866	89	157
Depreciation and amortization (c)	157	66	86
Capitalized interest charged to cost of sales	396	475	475
Purchase accounting adjustment (a)	923	—	—
Other (income) loss, net	(31)	51	49
Adjusted EBITDA	$15,348	$5,695	$8,532
Adjusted EBITDA margin % (b)	14.4%	15.6%	14.2%

			Pro Forma
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2013
Net income	$13,631	$7,463	$11,222
Interest expense	—	6	6
Income taxes	7,340	136	232
Depreciation and amortization (c)	301	131	169
Capitalized interest charged to cost of sales	674	586	586
Purchase accounting adjustment (a)	2,014	—	—
Other income, net	(35)	(22)	(50)
Adjusted EBITDA	$23,925	$8,300	$12,165
Adjusted EBITDA margin % (b)	13.1%	14.3%	12.7%

(a)
This adjustment results from the application of purchase accounting in connection with the GTIS Acquisitions and represents the amount of the fair value step-up adjustment to real estate inventory sold during the three and six months ended June 30, 2014, as applicable.

(b)	Calculated as a percentage of home sales revenues.

(c)	Depreciation and amortization expenses includes amortization related to the marketing intangible asset for all applicable periods presented.

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

Backlog Data	Six Months Ended June 30,
	2014	2013
Net orders (1)	1,203	423
Cancellation rate (2)	30.4%	26.8%
Ending backlog – homes (3)	246	93
Ending backlog – value (3)	$40,984	$14,271

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that have met our preliminary financing criteria but have not yet closed. Ending backlog is valued at the contract amount.

Land Acquisition Policies and Development

We increased our active communities from 25 as of December 31, 2013 to 31 as of June 30, 2014. We also increased our lot inventory from approximately 14,895 owned or controlled lots as of December 31, 2013 to 19,936 owned or controlled lots as of June 30, 2014.

The table below shows (i) home closings by division for the six months ended June 30, 2014, and (ii) our owned or controlled lots by division as of June 30, 2014.

	Six Months Ended June 30, 2014	As of June 30, 2014
Division	Home Closings	Owned (1)	Controlled	Total
Texas	810	7,547	6,465	14,012
Southwest	121	873	485	1,358
Florida	132	405	1,490	1,895
Southeast	84	984	1,687	2,671
Total	1,147	9,809	10,127	19,936

(1)	Of the 9,809 owned lots as of June 30, 2014, 6,286 were raw/under development lots and 3,523 were finished lots.

Homes in Inventory

When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory levels. At June 30, 2014, we had a total of 351 completed homes and 622 homes in progress in inventory.

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

Liquidity and Capital Resources

Overview

As of June 30, 2014, we had $42.9 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plats, vertical development, construction of sales offices, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of revenues. In the later stages of an active community, cash inflows may significantly exceed revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land and property purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities.
We rely on our ability to finance our operations by generating operating cash flows and, borrowing under our secured revolving credit facility (see discussion below) and will consider accessing the debt and equity capital markets as part of our ongoing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.
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

Secured Revolving Credit Facility
On April 28, 2014, the Company entered into a credit agreement with Texas Capital Bank, N.A. and a syndication of lenders (the "Syndicated Credit Agreement") to provide a $135.0 million senior secured revolving credit facility, which can be increased by request of the Company, to $200.0 million, subject to the terms and provisions of the Syndicated Credit Agreement. On July 31, 2014, amounts available to the Company under the Syndicated Credit Agreement were increased by $40.0 million to $175.0 million. The revolving credit facility matures on April 28, 2017. Borrowings under the new credit facility are limited to the borrowing base, which is determined based on the loan value of the pool of collateral in which the lenders have a security interest. The Company may add houses, vacant lots, land and acquisition and development projects to its pool of collateral through April 28, 2015. The loan value of speculative houses, pre-sold houses, model houses, vacant lots, land and acquisition and development projects is adjusted based on formulas with respect to each of those categories of collateral; the loan value of the collateral decreases based on the amount of time such collateral is in the borrowing base. Subsequent to April 28, 2015 and through April 28, 2016, advances will continue to be made for assets previously included in the pool of collateral as they move into higher funding categories. Speculative homes may remain in the borrowing base for up to 18 months. Vacant lots, land and acquisition and development projects may remain in the borrowing base for up to three years. Interest on amounts borrowed is paid monthly at a rate based on LIBOR or the 3.75% interest rate floor, whichever is greater.

The Syndicated Credit Agreement contains various financial covenants including EBITDA to debt service payments ratio, a debt to capitalization ratio; a leverage ratio; liquidity ratio and ratio of value of all land, lots and acquisition and development projects to net worth; and a net worth ratio. In addition, the Syndicated Credit Agreement contains various covenants that, among other restrictions, limit the amount of the Company's additional debt. As of June 30, 2014, the Company was in compliance with all of the covenants contained in the Syndicated Credit agreement.
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

Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $6.0 million as of June 30, 2014. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds, letters of credit or financial guarantees as of June 30, 2014 will be drawn upon.

Cash Flows

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Net cash used in operating activities during the six months ended June 30, 2014 was $67.5 million as compared to $13.4 million during the six months ended June 30, 2013. The $54.1 million increase in net cash used in operating activities was primarily attributable to a $54.6 million net increase in real estate inventory for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. We made land and finished lot purchases in all of our divisions, including Texas, Southwest, Florida, and Southeast, with the majority of purchases in Texas. The $7.6 million increase in preacquisition costs and deposits is primarily attributed to approximately $8.7 million of land purchase deposits for finished lots that are refundable under certain circumstances and secured by mortgages on the related property. The net cash used in operating activities for the six months ended June 30, 2014 is partially offset by a $6.2 million increase in net income.

Net cash used in investing activities was $0.5 million during the six months ended June 30, 2014 as compared to $1.2 million used in investing activities during the six months ended June 30, 2013. The decrease in cash used in investing activities is primarily due to the acquisition of the LGI/GTIS Joint Ventures in November 2013. Capital investments of $0.9 million were made to our unconsolidated joint ventures during the six months ended June 30, 2013.

Net cash provided by financing activities totaled $56.8 million during the six months ended June 30, 2014 as compared to $22.7 million during the six months ended June 30, 2013. The $34.1 million increase in net cash provided by financing activities is primarily due to a $50.3 million increase in net borrowings in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 partially offset by $15.3 million of contributions received from non-controlling interests in connection with the formation of LGI Holdings III, LLC on March 31, 2013.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial obligations to the land seller. As of June 30, 2014, we had $12.7 million of cash deposits pertaining to land option contracts and purchase contracts for 10,127 lots with an aggregate remaining purchase price of $158.9 million. Approximately $8.7 million of the deposits as of June 30, 2014 are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by mortgages on the related property.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See Note 3 - Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included herein in our Quarterly Report on Form 10-Q for the three months ended June 30, 2014 for additional information about our accounting policies.

We believe that there have been no significant changes to our critical accounting policies during the three months ended June 30, 2014 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	adverse economic changes either nationally or in the markets in which we operate, including increases in unemployment, volatility of mortgage interest rates and inflation;

•	a slowdown in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	our ability to successfully expand into new markets;

•	our ability to successfully extend our business model to building homes with higher price points, developing larger communities and sales of acreage home sites;

•	our ability to identify potential acquisition candidates and close such acquisitions;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the syndicated lender group;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	an inability to develop our projects successfully or within expected timeframes;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third party contractors and our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business; and

•	other factors we discuss under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended June 30, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of June 30, 2014, we had $93.9 million of variable rate indebtedness outstanding under our Syndicated Credit Agreement. All of the outstanding borrowings under the Syndicated Credit Agreement are at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of June 30, 2014 was 3.75%, the floor rate of the Syndicated Credit Agreement. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $0.9 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
Other than in connection with our transition from a private company to a public company, no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LGI Homes, Inc.

Date:	August 12, 2014	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	August 12, 2014	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1
Credit Agreement, dated as of April 28, 2014, by and between LGI Homes, Inc. and each of its subsidiaries, the lenders from time to time party thereto and Texas Capital Bank, National Association, as administrative agent and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-36126) of LGI Homes, Inc. filed on May 2, 2014).

10.2
Commitment Increase Agreement dated as of July 31, 2014 by and among LGI Homes, Inc., its subsidiaries listed therein, Woodforest National Bank, Fifth Third Bank and Texas Capital Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-36126) of LGI Homes, Inc. filed on August 6, 2014).

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