Form 10-Q
period 2014-09-30
LGI Homes, Inc.
filed 2014-11-12
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014.
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
Yes  ☐    No  ☒

As of November 10, 2014, there were 20,763,449 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Cash and cash equivalents	$46,161	$54,069
Accounts receivable	9,713	5,402
Real estate inventory	291,988	141,983
Pre-acquisition costs and deposits	12,729	3,703
Deferred taxes, net	467	288
Property and equipment, net	1,373	845
Other assets	4,730	1,992
Goodwill and intangible assets, net	12,543	12,728
Total assets	$379,704	$221,010

LIABILITIES AND EQUITY
Accounts payable	$15,449	$14,001
Accrued expenses and other liabilities	17,747	7,100
Notes payable	160,188	35,535
Total liabilities	193,384	56,636

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 20,763,449 issued and outstanding	208	208
Additional paid-in capital	158,325	157,056
Retained earnings	27,787	7,110
Total equity	186,320	164,374
Total liabilities and equity	$379,704	$221,010

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Home sales	$92,516	$37,035	$274,848	$95,033
Management and warranty fees	—	1,007	—	2,309
Total revenues	92,516	38,042	274,848	97,342
Cost of sales	67,256	27,083	201,661	69,225
Selling expenses	9,239	3,589	25,788	9,082
General and administrative	6,115	4,052	16,557	9,078
Income from unconsolidated LGI/GTIS Joint Ventures	—	(1,976)	—	(2,920)
Operating income	9,906	5,294	30,842	12,877
Interest expense, net	—	(41)	—	(47)
Other income, net	628	34	663	56
Net income before income taxes	10,534	5,287	31,505	12,886
Income tax provision	(3,488)	(137)	(10,828)	(273)
Net income	7,046	5,150	20,677	12,613
Loss attributable to non-controlling interests	—	437	—	583
Net income attributable to owners	$7,046	$5,587	$20,677	$13,196
Basic and diluted earnings per share data:
Basic	$0.34		$1.00
Diluted	$0.34		$0.99

Weighted average number of shares of common stock:
Basic	20,763,449		20,763,449
Diluted	20,881,827		20,871,757

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Equity
	Shares	Amount
BALANCE—December 31, 2013	20,763,449	$208	$157,056	$7,110	$164,374
Net income	—	—	—	20,677	20,677
Issuance of restricted stock units in settlement of accrued bonuses	—	—	642	—	642
Compensation expense for equity awards	—	—	627	—	627
BALANCE—September 30, 2014	20,763,449	$208	$158,325	$27,787	$186,320

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$20,677	$12,613
Adjustments to reconcile net income to net cash used in operating activities:
Income from unconsolidated LGI/GTIS Joint Ventures	—	(2,920)
Distributions from unconsolidated LGI/GTIS Joint Ventures	—	3,027
Depreciation and amortization	471	199
Gain on settlement of participation fee obligation	—	(9)
Loss on disposal of assets	14	61
Compensation expense for equity awards	627	—
Deferred income taxes	(179)	—
Changes in assets and liabilities:
Accounts receivable	(4,312)	(682)
Real estate inventory	(143,534)	(38,311)
Pre-acquisition costs and deposits	(9,026)	(2,674)
Other assets	(589)	(1,843)
Accounts payable	1,449	3,257
Accrued expenses and other liabilities	4,817	3,001
Net cash used in operating activities	(129,585)	(24,281)
Cash flows from investing activities:
Capital investments in unconsolidated LGI/GTIS Joint Ventures	—	(928)
Capital distributions from unconsolidated LGI/GTIS Joint Ventures	—	148
Proceeds from disposal of assets	—	35
Purchases of property and equipment	(828)	(533)
Net cash used in investing activities	(828)	(1,278)
Cash flows from financing activities:
Proceeds from notes payable	127,528	64,151
Payments on notes payable	(2,875)	(51,362)
Loan issuance costs	(2,148)	—
Contributions from owners	—	2,535
Distributions to owners	—	(3,240)
Contributions from non-controlling interests	—	15,797
Net cash provided by financing activities	122,505	27,881
Net increase (decrease) in cash and cash equivalents	(7,908)	2,322
Cash and cash equivalents, beginning of period	54,069	7,069
Cash and cash equivalents, end of period	$46,161	$9,391

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BUSINESS
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the ''Company''), was organized on July 9, 2013 as a holding company for the purpose of facilitating the initial public offering (the "IPO") of its common stock in November 2013.
The Company's principal business is the development of communities and the design and construction of homes. At September 30, 2014, the Company had operations in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, and South Carolina.
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
Immediate family members, a father and son (the "Family Principals"), individually or jointly owned more than 50% of the voting ownership interest of each entity comprising the Predecessor. The Predecessor entities and the Company were under common management, operated in the same business, and were controlled by the Family Principals immediately before and after the Reorganization Transactions. Following the Reorganization Transactions, the entities that comprised the Predecessor are wholly-owned subsidiaries of the Company. The Reorganization Transactions were accounted for at the transaction date as a consolidation of entities under common control. In addition, since the Predecessor controlled LGI Fund III Holdings, LLC before and after the IPO, the Company accounted for the acquisition of the non-controlling interests as an equity transaction. The accompanying unaudited statements of operations for the three and nine months ended September 30, 2013 and the statement of cash flows for the nine months ended September 30, 2013 present the historical combined financial statements of the Predecessor.

2.     ACQUISITION OF LGI/GTIS JOINT VENTURE PARTNERS' INTERESTS
Concurrent with the IPO, the Company acquired from GTIS Partners, LP and its affiliated entities (''GTIS'') all of GTIS’ equity interests in four unconsolidated joint ventures with the Predecessor, namely LGI-JV Holdings, LLC (formerly LGI-GTIS Holdings, LLC), LGI-JV Holdings II, LLC (formerly LGI-GTIS Holdings II, LLC), LGI-JV Holdings III, LLC (formerly LGI-GTIS Holdings III, LLC) and LGI-JV Holdings IV, LLC (formerly LGI-GTIS Holdings IV, LLC) (collectively, the ''LGI/GTIS Joint Ventures''), in exchange for aggregate consideration of $41.3 million, consisting of cash of approximately $36.8 million and 409,091 shares of the Company’s common stock valued at $4.5 million on the IPO date (the "GTIS Acquisitions"). As discussed at Note 6, the LGI/GTIS Joint Ventures were historically accounted for as unconsolidated joint ventures under the equity method of accounting. As a result of the GTIS Acquisitions, the Company consolidated these entities. As required by ASC Topic 805, Business Combinations ("ASC Topic 805"), the acquired assets and assumed liabilities were accounted for at fair value and the Predecessor’s historical interests in the joint ventures were remeasured at fair value.
In connection with the purchase accounting, the Company recorded a gain of $6.4 million on the re-measurement of the Predecessor’s equity interest in the LGI/GTIS Joint Ventures and $12.7 million of goodwill and other intangibles. In addition, there was a $7.9 million step-up adjustment to record the acquisition date real estate inventory and lot option contracts at fair value. Approximately $0.4 million and $2.4 million of the $7.9 million fair value step-up adjustment is included in cost of sales for the three and nine month periods ended September 30, 2014, respectively, related to real estate inventory and lot option contracts at November 13, 2013 that were sold during the respective periods. As of September 30, 2014, a total of $5.8 million of the step-up adjustment has been amortized to cost of sales.

Supplemental Pro-Forma Information
The supplemental pro forma information presented below presents the home sales revenues, cost of sales, and net income before income taxes of the Company as if the GTIS Acquisitions had been completed on January 1, 2012.
The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable under the circumstances. The pro forma consolidated financial data is presented for informational purposes only. The pro forma consolidated financial data does not purport to represent what the Company's results of operations would have been had the GTIS Acquisitions actually occurred on January 1, 2012 and does not purport to project the Company's results of operations for any future period.

	Three Months Ended September 30,	Nine Months Ended September 30,
Pro Forma Financial Information	2013	2013
	(in thousands)
Home sales revenues	$67,997	$163,966
Cost of sales	$49,429	$118,856
Net income before income taxes	$7,996	$19,450
The pro forma results have been adjusted to reflect the elimination of the Predecessor's equity in earnings of the LGI/GTIS Joint Ventures. The pro forma results also reflect $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively for the amortization expense related to the marketing intangible asset. The pro forma financial information excludes the impact of the gain on re-measurement and the incremental impact of the fair value step-up adjustment of real estate inventory and lot option contracts as these are considered to be non-recurring items.

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

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2014 include the accounts of LGI Homes, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements for the three and nine months ended September 30, 2013 include the Predecessor's historical combined accounts and results of operations. All intercompany and intracompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents and Concentration of Credit Risk

Cash and cash equivalents are defined as cash on hand, demand deposits with financial institutions, and short-term liquid investments with an initial maturity date of less than three months. The Company’s cash in demand deposit accounts may exceed federally insured limits and could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or diminished access to cash in their demand deposit accounts.

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
In accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment ("ASC Topic 360"), real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been sold, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the estimated undiscounted future cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. The Company estimates the fair value of communities using a discounted future cash flow model. As of September 30, 2014 and December 31, 2013, the real estate inventory is stated at cost; there were no inventory impairment indicators noted for the nine months ended September 30, 2014 and 2013.

Capitalized Interest

Interest and other financing costs are capitalized as cost of inventory during community development and home construction activities, in accordance with ASC Topic 835, Interest (''ASC Topic 835'') and expensed in cost of sales as homes in the community are sold. To the extent the debt exceeds qualified assets, a portion of the interest incurred is expensed.

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

Under ASC Topic 810, Consolidation ("ASC Topic 810"), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent the Company's maximum exposure if it elects not to purchase the optioned property. In some instances, the Company may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which the Company would have to absorb should the option not be exercised. Therefore, whenever the Company enters into a land option or purchase contract with an entity and makes a nonrefundable deposit, it may have a variable interest in a variable interest entity ("VIE"). In accordance with ASC Topic 810, the Company performs ongoing reassessments of whether it is the primary beneficiary of a VIE and would consolidate the VIE if the Company is deemed to be the primary beneficiary. As of September 30, 2014 and December 31, 2013, the Company was not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposit and option contracts.

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

Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no indicators of impairments noted for property, equipment and leasehold improvements for the nine months ended September 30, 2014 and 2013.

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

The Predecessor had investments in four joint ventures where the Predecessor and the other joint venture members were deemed to have joint control and the Predecessor was not the primary beneficiary since all major decisions required both parties’ consent. Accordingly, the Predecessor’s interests in these joint ventures were accounted for using the equity method and its share of the joint ventures’ net earnings was included in income from unconsolidated joint ventures and investments in unconsolidated joint ventures. Distributions received were credited against the related investment in the joint venture.

During the nine months ended September 30, 2013, the Predecessor formed one VIE, LGI Fund III Holdings, LLC, where it had been determined that the Predecessor was the primary beneficiary. In addition to the Predecessor serving as the managing member of this entity, a Family Principal of the Predecessor also held the general partner controlling interest in the non-managing member of the VIE. As a result, the Predecessor combined with the Family Principal’s related party interest had the power to direct all significant activities of the VIE, and had exposure to the risks and rewards of the VIE, based on the division of income and loss pursuant to the joint venture agreement and the Predecessor’s ownership in the joint venture. This

VIE is consolidated in the accompanying unaudited financial statements for the three and nine months ended September 30, 2013.

Management evaluated the Company’s investments in unconsolidated entities for indicators of impairment during each reporting period. No impairment charges were recorded related to investments in unconsolidated entities as of September 30, 2013.

Goodwill and Intangible Assets

The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 805. ASC Topic 805 requires that goodwill and intangible assets that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The Company recorded $12.0 million of goodwill related to the GTIS Acquisitions. No goodwill impairment indicators were noted for the nine months ended September 30, 2014.

The cost of a marketing intangible asset acquired valued at $0.7 million related to the GTIS Acquisitions is being amortized over its estimated useful life of 3 years. When certain events or changes in operating conditions occur, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. For intangible assets that are amortized, a review is performed of their estimated useful lives to evaluate whether events and circumstances warrant a revision to the remaining useful life. No impairment indicators were present during the nine months ended September 30, 2014 associated with this intangible asset.

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

Home Sales

In accordance with ASC Topic 360 – 20, Real Estate Sales ("ASC Topic 360 – 20"), revenues from home sales are recorded at the time each home sale is closed, title and possession are transferred to the buyer, and the Company has no significant continuing involvement with the home. Home sales proceeds are generally received from the title company within a few days after closing. Home sales are reported net of sales discounts and incentives granted to home buyers, which are primarily seller-paid closing costs.

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

Advertising Costs

Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $2.3 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively. Advertising and direct mail costs were $6.0 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The Company’s ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established, if required. The Company recognizes the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.

The Company's effective tax rate of 34.4% is lower than the statutory rate primarily as a result of a decrease in the rate for the federal Domestic Production Activity Deduction offset by an increase in rate for state income taxes, net of the federal benefit. The current year rate of 34.4% is greater than the prior year rate of 2.1% because prior to the Reorganization Transactions, the Predecessor consisted of limited liability companies and limited partnerships, all of which were treated as partnerships for income tax purposes and as such, the federal income taxes were the obligation of the individual members or partners. Federal and state income taxes of approximately $3.8 million and $0.1 million were paid during the three months ended September 30, 2014 and 2013, respectively. Federal and state income taxes of approximately $12.0 million and $0.3 million were paid during the nine months ended September 30, 2014 and 2013, respectively.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding. Non-vested grants of restricted stock awards were the only potentially dilutive share equivalents the Company had outstanding at September 30, 2014.

Stock-Based Compensation

Compensation costs for non-performance-based restricted stock awards are measured using the closing price on the date of grant and are expensed on a straight-line basis over the vesting period of the award. Compensation costs for performance-based restricted stock awards are also measured using the closing price on the date of grant but are expensed in accordance with ASC 718-10-25-20, Compensation - Stock Compensation ("ASC 718-10-25-20"), which requires an assessment of probability of attainment of the performance target. Once the performance target outcome is determined to be probable, the year-to-date expense is recorded and the remaining expense is recorded on a straight-line basis through the end of the award's vesting period.

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

As described in Note 2, the Predecessor’s historical interests in the LGI/GTIS Joint Ventures were adjusted to fair value at November 13, 2013. The assets and liabilities of the LGI/GTIS Joint Ventures were recorded at fair value based on Level 2 or Level 3 assumptions and valuation inputs.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This ASU applies to all entities and is effective for period ending after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements or disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC Topic 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 is effective for periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption of this ASU is not permitted.  The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements and disclosures.

4.     REAL ESTATE INVENTORY
The Company's real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Land, land under development, and finished lots	$190,738	$82,006
Sales offices	8,110	3,784
Homes in progress	34,322	27,723
Completed homes	58,818	28,470
Total real estate inventory	$291,988	$141,983
Interest and financing costs incurred under the Company's debt obligations, as more fully discussed in Note 8, are capitalized to qualifying real estate projects under development and homes in progress.

5.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		September 30,	December 31,
	Asset Life	2014	2013
	(years)
Computer equipment	3-5	$677	$499
Machinery and equipment	4-5	49	169
Furniture and fixtures	5-7	1,358	745
Leasehold improvements	various	124	108
Total property and equipment		2,208	1,521
Less: Accumulated depreciation		(835)	(676)
Property and equipment, net		$1,373	$845
Depreciation expense was $0.1 million for each of the three months ended September 30, 2014 and 2013 and $0.3 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. Equipment was sold to the LGI/GTIS Joint Ventures at net book value of approximately $0 and $0.03 million during the three and nine months ended September 30, 2013, respectively.

6.     INVESTMENTS IN JOINT VENTURES, VARIABLE INTEREST ENTITIES AND NON-CONTROLLING INTERESTS
Unconsolidated Joint Ventures
Prior to the GTIS Acquisitions, the Predecessor's interests in four LGI/GTIS Joint Ventures were accounted for using the equity method of accounting since the Predecessor was not deemed to be the primary beneficiaries of these variable interest entities.
The LGI/GTIS Joint Ventures were each engaged in homebuilding and land development activities. GTIS was the joint venture member in these entities. Management of each of the LGI/GTIS Joint Ventures was vested in the members, being the Predecessor and GTIS. The Predecessor was considered the managing members of these entities. The managing member had the responsibility and authority to operate the LGI/GTIS Joint Ventures on a day-to-day basis subject to the operating budget and business plan, which were approved by both members. The Predecessor used their sales, development and operations teams to support operations and had significant influence even though the respective joint venture members had been deemed to have joint control under ASC Topic 810. All major decisions required both members’ consent. Major decisions included, but were not limited to: the acquisition or disposition of a project; capital contributions; and changes, and updates or amendments to the operating budget or business plan. Generally, the LGI/GTIS Joint Ventures did not obtain construction financing from outside lenders, but financed their activities primarily through equity contributions from each of the joint venture members.
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
As of September 30, 2013, three of the four joint ventures had yet to achieve the First-Tier Return; the fourth joint venture was paying a 30% priority allocation to the Predecessor’s member. During the three and nine months ended September 30, 2013, the Predecessor recognized $1.3 million and $1.5 million in priority distributions from the LGI/GTIS Joint Ventures. GTIS' interests in the LGI/GTIS Joint Ventures were acquired on November 13, 2013, and as a result, the LGI/GTIS Joint Ventures became wholly-owned subsidiaries of the Company.

Summarized condensed combined financial information of the LGI/GTIS Joint Ventures accounted for using the equity method is presented below for the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Home sales	$30,962	$68,933
Cost of sales	$22,415	$49,805
Net earnings of unconsolidated entities	$4,674	$9,502
Predecessor's share in net earnings of unconsolidated entities	$1,976	$2,920

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

7.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Inventory related obligations	$6,471	$—
Retentions payable	2,292	867
Accrued compensation, bonuses and benefits	3,394	2,693
Taxes payable	1,187	1,554
Other	4,403	1,986
Total accrued expenses and other liabilities	$17,747	$7,100

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
At September 30, 2014, the Company had CDD and other utility development obligations of approximately $6.5 million. Approximately $2.7 million of CDD and other utility development costs and the related increase to finished lots should have been recognized in the Company's balance sheets as of December 31, 2013; the Company believes these obligations are not significant to its consolidated balance sheet as of December 31, 2013.
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

Changes to the Company's warranty accrual (included in Accrued expenses and other liabilities) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Warranty reserves, beginning of period	$825	$475	$630	$450
Warranty provision	329	357	685	475
Warranty expenditures	(279)	(282)	(440)	(375)
Warranty reserves, end of period	$875	$550	$875	$550

8.     NOTES PAYABLE
Secured Revolving Credit Agreement
On April 28, 2014, the Company entered into a credit agreement with Texas Capital Bank, N.A. and a syndication of lenders (the “Credit Agreement”) to provide a $135.0 million senior secured revolving credit facility, which could be increased by request of the Company, to $200.0 million, subject to the terms and provisions of the Credit Agreement. On July 31, 2014, amounts available to the Company under the Credit Agreement were increased by $40.0 million to $175.0 million, and on September 30, 2014, amounts available to the Company under the Credit Agreement were increased from $175.0 million to $200.0 million, in each case, in accordance with the accordion feature of the Credit Agreement.
The Credit Agreement matures on April 28, 2017. Borrowings under the credit facility are limited to the borrowing base, which is based on the loan value of the pool of collateral in which the lenders have a security interest. The Company may add houses, vacant lots, land, and acquisition and development projects to its pool of collateral through April 28, 2015. The loan value of speculative houses, pre-sold houses, model houses, vacant lots, land, and acquisition and development projects is adjusted based on formulas with respect to each of those categories of collateral; the loan value of the collateral decreases based on the amount of time such collateral is in the borrowing base. During the period May 1, 2015 to April 28, 2016, advances will continue to be made for assets previously included in the pool of collateral as they move into higher funding categories. Speculative homes may remain in the borrowing base for up to 18 months. Vacant lots, land and acquisition and development projects may remain in the borrowing base for up to three years. As of September 30, 2014, the borrowing base was $175.4 million, of which $160.2 million was outstanding and the remaining $15.2 million was available to borrow.
The Credit Agreement contains various financial covenants including a minimum EBITDA to debt service payments ratio; a debt to capitalization ratio; a leverage ratio; liquidity ratio and ratio of value of all land, lots, and acquisition and development projects to net worth; and a net worth ratio. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of the Company's additional debt.
On September 30, 2014, certain provisions of the Credit Agreement were modified and supplemented. The modification of the Credit Agreement increased each of the Combined Acquisition and Development ("A&D") and Entitled Land Subfacility, the Combined A&D, Entitled Land and Lot Inventory Subfacility, and the Entitled Land Subfacility; modified certain of the Credit Agreement financial covenants, which are generally tested on a quarterly basis; and allows the Company to incur up to $85.0 million of unsecured subordinated indebtedness. In addition, the debt to capitalization ratio, leverage ratio, EBITDA ratio and liquidity rate were also modified. At September 30, 2014, the Company was in compliance with all of the covenants contained in the Credit Agreement.

	September 30,	December 31,
	2014	2013
	(in thousands)
LGI Homes, Inc.—Notes payable to Texas Capital Bank, N.A. and a syndication of lenders under the Credit Agreement ($200 million line at September 30, 2014) maturing through April 28, 2017; interest paid monthly at LIBOR plus 2.75%, with a 3.75% floor; collateralized by the Company and its subsidiaries' land, development and home construction costs	$160,188	$—
LGI Homes Group, LLC—Notes payable to Texas Capital Bank, N.A. under a credit facility ($35 million line at December 31, 2013) expiring June 30, 2015; interest at LIBOR plus 3.0%, with a 4.0% floor; collateralized by borrower's land, development and home construction costs (carrying value of $106.1 million at December 31, 2013); guaranteed by a Family Principal, the managing member, and non-managing members as joint and several guarantors at December 31, 2013; the credit facility was paid in full in April 2014	—	34,078
LGI Homes—Sunrise Meadow, LLC—Notes payable to Texas Capital Bank, N.A. under a credit facility ($2 million at December 31, 2013) expiring December 31, 2013; interest at LIBOR plus 3.9%, with a 4.0% floor; collateralized by borrower's land, development and home construction costs (carrying value of $5.1 million at December 31, 2013); guaranteed by a Family Principal; the credit facility was paid in full in April 2014	—	1,457
Total notes payable	$160,188	$35,535

At September 30, 2014 and December 31, 2013, LIBOR was 0.23% and 0.24%, respectively. Based on the terms of the variable rate notes payable, the interest rates as of September 30, 2014 and December 31, 2013, were based on the interest rate floor terms.
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest incurred	$1,586	$385	$3,263	$923
Less: Amounts capitalized	(1,586)	(344)	$(3,263)	$(876)
Interest expense	$—	$41	$—	$47

Cash paid for interest	$1,085	$281	$2,520	$769

Included in interest incurred was amortization of deferred financing costs of $0.3 million and $0.6 million for the three and nine months ended September 30, 2014, respectively.

9.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014. Earnings per share is not computed for the three and nine months ended September 30, 2013 because the Predecessor consisted of limited liability companies and limited partnerships.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Net income (in thousands)	$7,046	$20,677

Basic weighted average shares outstanding	20,763,449	20,763,449

Add: Dilutive effect of restricted stock units	118,378	108,308
Diluted weighted average shares outstanding	20,881,827	20,871,757

Basic earnings per share	$0.34	$1.00
Diluted earnings per share	$0.34	$0.99

3,030 non-vested restricted stock units were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2014, because their effect was antidilutive. No shares were antidilutive for the three months ended September 30, 2014.

10.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of the Company's restricted stock units ("RSUs"):

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	140,222	$11.00
Granted	64,426	17.26
Vested	—	—
Forfeited	(2,806)	11.00
Balance at September 30, 2014	201,842	$13.00
In March 2014, the Company issued 37,307 RSUs to certain officers in settlement of approximately $0.6 million of bonuses that were earned under the 2013 performance-based cash bonus plan and accrued at December 31, 2013. The RSUs have a one-year vesting period and will be settled in shares of the Company's common stock.
In addition, during the nine months ended September 30, 2014, the Company issued 27,119 RSUs to certain employees and executives which vest over periods ranging from one to three years. The RSUs will be settled in shares of the Company’s common stock. The fair value of the RSUs was determined to be equal to the number of shares of the Company's common stock to be issued pursuant to the RSUs, multiplied by the closing price of the Company's common stock on the date the RSUs were awarded. The weighted average fair value on the grant dates was $18.99 for the three months ended September 30, 2014. The Company recognized $0.2 million and $0.4 million of stock-based compensation expense related to outstanding RSUs grants for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, the Company had unrecognized compensation cost of $0.5 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.4 years.
Performance Based Restricted Stock Units
In February 2014, the Compensation Committee approved a target of 62,906 performance-based restricted stock units (“Performance-Based RSUs”) for certain members of senior management of the Company. The Performance-Based RSUs provide for shares of the Company's common stock to be issued based on the attainment of certain performance metrics of the Company over the three year period, January 1, 2014 to December 31, 2016. The number of shares of the Company's common stock that may be issued to the recipients for the Performance-Based RSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The Performance-Based RSUs vest upon the determination date for the actual results at the end of the three-year period and require the recipients continue to be employed by the Company through the determination date. The Performance-Based RSUs will be settled in shares of the Company's common stock.
The fair value of the Performance-Based RSUs was determined to be equal to the number of shares of the Company’s common stock to be issued based on the target amount multiplied by the closing price of the Company’s common stock of $17.09 on the date the Performance-Based RSU awards were approved by the Compensation Committee. As of September 30, 2014, the target amount represents management's best estimate of the number of shares of the Company's common stock expected to be issued at the end of the three-year performance cycle. The Company recognized $0.1 million and $0.2 million of total stock-based compensation expense related to outstanding Performance-Based RSUs grants for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, the Company had unrecognized compensation cost of $0.8 million, based on the target amount, related to unvested Performance-Based RSUs, which is expected to be recognized over a weighted average period of 1.6 years.

11.    RELATED PARTY TRANSACTIONS
From time to time, the Company may engage in transactions with entities that are affiliated with the Company. Transactions with related parties are in the normal course of operations.

Consulting Fees
Concurrent with the IPO, the Company entered into a three-year consulting agreement with a Family Principal for $100,000 per year payable on a monthly basis. Consulting fees were approximately $25,000 and $75,000 for the three and nine months ended September 30, 2014, respectively.

Management and Warranty Fees
The Predecessor had a Management Services Agreement with each of the LGI/GTIS Joint Ventures. The Predecessor provided administration, supervision, marketing, and various other services for the joint ventures. The Predecessor charged the joint ventures a management fee of approximately 3% of home sale revenues and 3% of construction costs for the development of land, as applicable. The management and construction fees were in addition to direct costs charged to the joint ventures. Management fees earned under the agreements were $1.0 million and $2.2 million for the three and nine months ended September 30, 2013, respectively.
The Predecessor collected a warranty fee of $250 from the LGI/GTIS Joint Ventures upon the closing of the sale of each home. The Predecessor provided a Home Builder’s Limited Warranty to the buyer of each home. The Predecessor was responsible for the performance and discharge of any warranty claims asserted against the joint ventures or the GTIS member. Warranty fees earned were approximately $52,000 and $119,000 for the three and nine months ended September 30, 2013, respectively.
Riverchase Acquisition

On July 11, 2014, the Company acquired approximately 1,902 acres of land located in Lancaster County, South Carolina, from an entity owned and managed by a Family Principal, for an aggregate purchase price of approximately $15.4 million.

12.     COMMITMENTS AND CONTINGENCIES
Contingencies
In the ordinary course of doing business, the Company becomes subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate. Management believes that these claims include usual obligations incurred by real estate developers and home builders in the normal course of business. In the opinion of management, these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company has provided unsecured environmental indemnities to certain lenders. In each case, the Company has performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company may have recourse against other previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters at September 30, 2014 and December 31, 2013.

Land Deposits

The Company has land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. The Company does not have title to the property and obligations with respect to the option contracts are generally limited to the forfeiture of any related nonrefundable cash deposits.
The table below presents a summary of the Company's lots under option or contract (in thousands, except for lot count):

	September 30, 2014	December 31, 2013

Land deposits and option payments	$11,927	$2,977
Commitments under the land purchase option and deposit contracts if the purchases are consummated	$125,063	$111,115
Lots under land options and land purchase contracts	8,538	8,214

As of September 30, 2014, approximately $8.7 million of the deposits are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by indemnity mortgages on the related property.
Bonding
The Company has outstanding performance and surety bonds of $6.5 million and $0.4 million at September 30, 2014 and December 31, 2013, respectively, related to the Company’s obligations for site improvements at various projects. Certain of the 2013 surety bonds are guaranteed by one of the Family Principals. Management does not believe that draws upon these bonds, if any, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

13.     SEGMENT INFORMATION
The Company operates one principal homebuilding business which is organized and reports by division. The Company has four operating segments at September 30, 2014: the Texas division, the Southwest division, the Southeast division and the Florida division. The Texas division is the largest division and it comprised approximately 70% and 86% of total home sales revenues for the nine months ended September 30, 2014, and 2013, respectively.
In accordance with ASC Topic 280, Segment Reporting ("ASC Topic 280"), operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM") in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on the number of homes sold, gross margin and net income.
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

14.     SUBSEQUENT EVENT

Oakmont Acquisition

On October 2, 2014, the Company acquired certain real estate assets owned by Oakmont Home Builders, Inc. and its affiliate for a purchase price of approximately $15.0 million, subject to adjustment and, net of approximately $1.0 million of assumed liabilities. In addition, Oakmont will receive an earn-out to be paid based on home closings through December 31, 2017.

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
Business Overview
We are one of the nation's fastest growing residential homebuilders in terms of percentage of home closings. We are engaged in the design and construction of homes in Texas, Arizona, Florida, Georgia New Mexico, Colorado, North Carolina and South Carolina. Our management team has been in the residential land development business since the mid-1990s.
In 2003, we commenced homebuilding operations targeting the entry-level market. Since commencing operations in 2003, we have constructed and closed approximately 8,000 homes. During the nine months ended September 30, 2014, we had 1,704 home closings, compared to 1,112 home closings, including home closings by the LGI/GTIS Joint Ventures, during the nine months ended September 30, 2013.
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
Prior to the completion of the IPO, our Predecessor owned a 15% equity interest in and managed the day-to-day operations of the LGI/GTIS Joint Ventures. Concurrent with the IPO, we acquired all of the equity interests in the LGI/GTIS Joint Ventures that we did not own immediately prior to the IPO. In our historical financial statements, our Predecessor’s interest in the LGI/GTIS Joint Ventures were accounted for using the equity method and our Predecessor’s share of the LGI/GTIS Joint Ventures’ net earnings are included in income from unconsolidated joint ventures. Effective November 13, 2013, we own all of the equity interests in the LGI/GTIS Joint Ventures and we began to account for them on a consolidated basis. For discussion of pro forma financial information for the three and nine months ended September 30, 2013, please see "—Supplemental Management's Discussion and Analysis—Pro Forma Financial Information."
Recent Developments

On October 2, 2014, we acquired certain real estate assets owned by Oakmont Home Builders, Inc. and its affiliate for a purchase price of approximately $15.0 million, subject to adjustment and, net of approximately $1.0 million of assumed liabilities. In addition, Oakmont will receive an earn-out to be paid based on home closings through December 31, 2017. Through this acquisition, we acquired approximately 150 homes under construction and approximately 1,000 owned and controlled lots in the Charlotte, North Carolina market.
On July 31, 2014, the amounts available to us under our credit agreement with Texas Capital Bank, N.A. and a syndication of lenders (the"Credit Agreement") increased by $40.0 million to $175.0 million, and on September 30, 2014, the amount was further increased from $175.0 million to $200.0 million, in each case, in accordance with the accordion feature of the Credit Agreement.
On September 30, 2014, certain provisions of the Credit Agreement were modified and supplemented. The modification of the Credit Agreement increased each of the Combined Acquisition and Development ("A&D") and Entitled Land Subfacility, the Combined A&D, Entitled Land and Lot Inventory Subfacility, and the Entitled Land Subfacility; modified certain of the Credit Agreement financial covenants, which are generally tested on a quarterly basis; and allows us to incur up to $85.0 million of unsecured subordinated indebtedness. In addition, the debt to capitalization ratio, leverage ratio, EBITDA ratio and liquidity rate were also modified. At September 30, 2014, we were in compliance with all of the covenants contained in the Credit Agreement.

Key Results
Key financial results as of and for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, were as follows:

•
Homes closed increased 132.1% to 557 homes from 240 homes with an increase in the average sales price of our homes of 7.6% to $166,097. On a pro forma basis, homes closed increased 24.3% to 557 homes from 448 homes with an increase in the average sales price of our homes of 9.4%.

•	Home sales revenues increased 149.8% to $92.5 million from $37.0 million. On a pro forma basis, home sales revenues increased 36.1% from $68.0 million.

•	Gross margin as a percentage of home sales revenues increased to 27.3% from 26.9%. On a pro forma basis, gross margin as a percentage of home sales revenues remained the same at 27.3%.

•
Adjusted gross margin as a percentage of home sales revenues increased to 28.3% from 27.2%. On a pro forma basis, adjusted gross margin as a percentage of home sales revenues increased to 28.3% from 27.5%.[1]

•	Net income before income taxes increased 99.3% to $10.5 million from $5.3 million. On a pro forma basis, net income before income taxes increased 31.8% to $10.5 million from $8.0 million.

•
Adjusted EBITDA margin as a percentage of home sales revenues decreased to 11.9% from 14.8% and decreased from adjusted EBITDA margin as a percentage of home sales revenues on a pro forma basis of 12.1%.[2]

•	Active communities as of September 30, 2014 increased to 34 from 22, on a pro forma basis. Our expansion with our Florida and Southeast divisions is reflected in this increase.
Total owned and controlled lots increased 8.5% to 21,638 lots at September 30, 2014 from 19,936 lots at June 30, 2014.
Key financial results as of and for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, were as follows:

•
Homes closed increased 167.5% to 1,704 homes from 637 homes with an increase in the average sales price of our homes of 8.1% to $161,296. On a pro forma basis, homes closed increased 53.2% to 1,704 homes from 1,112 homes with an increase in the average sales price of our homes of 9.4%.

•	Home sales revenues increased 189.2% to $274.8 million from $95.0 million. On a pro forma basis, home sales revenues increased 67.6% from $164.0 million.

•	Gross margin as a percentage of home sales revenues decreased to 26.6% from 27.2%. On a pro forma basis, gross margin as a percentage of home sales revenues decreased to 26.6% from 27.5%.

•	Adjusted gross margin as a percentage of home sales revenues remained the same at 27.9%. On a pro forma basis, adjusted gross margin as a percentage of home sales revenues remained the same at 27.9%.

•	Net income before income taxes increased 144.5% to $31.5 million from $12.9 million. On a pro forma basis, net income before income taxes increased 62.0% to $31.5 million from $19.4 million.

•
Adjusted EBITDA margin as a percentage of home sales revenues decreased to 12.7% from 14.5% and increased from adjusted EBITDA margin as a percentage of home sales revenues on a pro forma basis of 12.5%.[2]

Total owned and controlled lots increased 33.8% to 21,638 lots at September 30, 2014 from 14,895 lots at December 31, 2013.
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

We intend to expand into new markets where we identify opportunities to build homes and develop communities that meet our profit and return objectives. During the three months ended September 30, 2014, we began home construction in Denver, Colorado. We recently entered into the Charlotte, North Carolina market through the acquisition of land in Lancaster County, South Carolina in July 2014 and the acquisition of certain real estate assets owned by Oakmont Home Builders, Inc. and its affiliate in October 2014. We have employees in each market as of September 30, 2014. We will continue to analyze other potential markets as we continue our efforts to expand into new geographical markets.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Revenues:
Home sales	$92,516	$37,035	$274,848	$95,033
Management and warranty fees	—	1,007	—	2,309
Total revenues	$92,516	$38,042	$274,848	$97,342
Expenses:
Cost of sales	67,256	27,083	201,661	69,225
Selling expenses	9,239	3,589	25,788	9,082
General and administrative	6,115	4,052	16,557	9,078
Income from unconsolidated joint ventures	—	(1,976)	—	(2,920)
Operating income	$9,906	$5,294	$30,842	$12,877
Interest expense, net	—	(41)	—	(47)
Other income, net	628	34	663	56
Net income before income taxes	$10,534	$5,287	$31,505	$12,886
Income tax provision	(3,488)	(137)	(10,828)	(273)
Net income	$7,046	$5,150	$20,677	$12,613
Loss attributable to non-controlling interests	—	437	—	583
Net income attributable to owners	$7,046	$5,587	$20,677	$13,196
Basic earnings per share	$0.34		$1.00
Diluted earnings per share	$0.34		$0.99
Other Financial and Operating Data:
Active communities at end of period	34	14	34	14
Home closings	557	240	1,704	637
Average sales price of homes closed	$166,097	$154,313	$161,296	$149,188
Gross margin (1)	$25,260	$9,952	$73,187	$25,808
Gross margin % (2)	27.3%	26.9%	26.6%	27.2%
Adjusted gross margin (3)	$26,167	$10,065	$76,782	$26,508
Adjusted gross margin % (2)(3)	28.3%	27.2%	27.9%	27.9%
Adjusted EBITDA (4)	$10,984	$5,475	$34,908	$13,776
Adjusted EBITDA margin % (2)(4)	11.9%	14.8%	12.7%	14.5%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Homes Sales.  Our home sales revenues and closings by division for the three months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
	Revenues	Closings	Revenues	Closings
Texas	$64,282	389	$30,834	200
Southwest	11,277	67	5,469	35
Florida	9,244	53	732	5
Southeast	7,713	48	—	—
Total home sales	$92,516	557	$37,035	240

Home sales revenues for the three months ended September 30, 2014 were $92.5 million, an increase of $55.5 million, or 149.8%, from $37.0 million for the three months ended September 30, 2013. The increase in home sales revenues is primarily due to a 132.1% increase in homes closed and an increase in the average selling price per home during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in home closings for the three months ended September 30, 2014 is partially attributable to the GTIS Acquisitions completed in November 2013 (see the Supplemental Management Discussion and Analysis - Pro Forma Financial Information below). The average selling price per home closed during the three months ended September 30, 2014 was $166,097, an increase of $11,784, or 7.6%, from the average selling price per home of $154,313 for the three months ended September 30, 2013.
Management and Warranty Fees.  Management and warranty fees were $1.0 million for the three months ended September 30, 2013. Management and warranty fees were received from the LGI/GTIS Joint Ventures through November 2013 when the joint ventures were acquired. Total home closings on a combined basis for the LGI/GTIS Joint Ventures were 208 for the three months ended September 30, 2013. There were no management and warranty fees for the three months ended September 30, 2014 as the LGI/GTIS Joint Ventures have been consolidated since the GTIS Acquisitions.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the three months ended September 30, 2014 to $67.3 million, an increase of $40.2 million, or 148.3%, from $27.1 million for the three months ended September 30, 2013. This increase is primarily due to a 132.1% increase in homes closed during the third quarter of 2014 as compared to the third quarter of 2013. In addition, cost of sales for the three months ended September 30, 2014, include $0.4 million related to the fair value step-up adjustment for real estate inventory and lot option contracts acquired from the LGI/GTIS Joint Ventures and that resulted in home sales closed during the three months ended September 30, 2014. Gross margin for the three months ended September 30, 2014 was $25.3 million, an increase of $15.3 million, or 153.8%, from $10.0 million for the three months ended September 30, 2013. Gross margin as a percentage of home sales revenues was 27.3% for the three months ended September 30, 2014 and 26.9% for the three months ended September 30, 2013. The increase in gross margin as a percentage of home sales revenues reflects the higher average homes sales prices offset by increased construction costs and higher lot costs for the third quarter of 2014 as compared to the third quarter of 2013, and the impact of the amortization of the step-up adjustment related to real estate inventory and the lot option contracts.
Selling Expenses.  Selling expenses as a percentage of home sales revenues were 10.0% and 9.7% for the three months ended September 30, 2014 and 2013, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to start up expenses related to new community openings. Selling expenses for the three months ended September 30, 2014 were $9.2 million, an increase of $5.6 million, or 157.4%, from $3.6 million for the three months ended September 30, 2013. Sales commissions increased to $3.6 million for the three months ended September 30, 2014 from $1.4 million during that same period in the prior year primarily due to a 132.1% increase in homes closed during the third quarter of 2014 as compared to the third quarter of 2013. Advertising and direct mail costs increased to $2.3 million during the three months ended September 30, 2014 from $0.8 million for the same period in the prior year primarily due to the increase in the number of active communities for the third quarter of 2014 as compared to the third quarter of 2013.
General and Administrative.  General and administrative expenses as a percentage of home sales revenues were 6.6% and 10.9% for the three months ended September 30, 2014 and 2013, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the current quarter and less accounting and professional expenses incurred during the current quarter as compared to the same period in the prior year when we were preparing for our initial public offering. General and administrative expenses for the three months ended September 30, 2014 were $6.1 million, an increase of $2.1 million, or 50.9%, from $4.1 million for the three months ended September 30, 2013. The increase in the amount of general and administrative expenses in the third quarter of 2014 as compared to the third quarter of 2013 is attributable to additional employees and office space added to support the increased number of active communities and higher number of home closings.
Income from unconsolidated joint ventures.  Our share of income from the LGI/GTIS Joint Ventures for the three months ended September 30, 2013 was $2.0 million. We acquired our joint venture partner's interests in the LGI/GTIS Joint Ventures on November 13, 2013 in the GTIS Acquisitions.
Other Income.  Other income, net of other expenses was $0.6 million for the three months ended September 30, 2014, an increase of $0.6 million from $0.03 million for the three months ended September 30, 2013. The increase in other income reflects the gain realized from the sale of land not directly associated with our core homebuilding operations.
Operating Income and Net Income.  Operating income for the three months ended September 30, 2014 was $9.9 million, an increase of $4.6 million, or 87.1%, from $5.3 million for the three months ended September 30, 2013. Net income for the three months ended September 30, 2014 was $7.0 million, an increase of $1.9 million, or 36.8%, from $5.2 million for the three months ended September 30, 2013. The increases are primarily attributed to a 132.1% increase in homes closed and the 7.6% increase in average home sales price during the third quarter of 2014 as compared to the third quarter of 2013, net of the amortization of the step-up adjustment and increased expenses associated with new communities.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Homes Sales.  Our home sales revenues and closings by division for the nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014		2013
	Revenues	Closings	Revenues	Closings
Texas	$192,111	1,199	$82,036	552
Southwest	31,211	188	12,266	80
Florida	30,960	185	731	5
Southeast	20,566	132	—	—
Total home sales	$274,848	1,704	$95,033	637

Home sales revenues for the nine months ended September 30, 2014 were $274.8 million, an increase of $179.8 million, or 189.2%, from $95.0 million for the nine months ended September 30, 2013. The increase in home sales revenues is primarily due to a 167.5% increase in homes closed and an increase in the average selling price per home during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in home closings for the nine months ended September 30, 2014 is partially attributable to the GTIS Acquisitions completed in November 2013 (see the Supplemental

Management Discussion and Analysis - Pro Forma Financial Information below). The average selling price per home closed during the nine months ended September 30, 2014 was $161,296, an increase of $12,108, or 8.1%, from the average selling price per home of $149,188 for the nine months ended September 30, 2013.
Management and Warranty Fees.  Management and warranty fees were $2.3 million for the nine months ended September 30, 2013. Management and warranty fees were received from the LGI/GTIS Joint Ventures through November 2013 when the joint ventures were acquired. Total home closings on a combined basis for the LGI/GTIS Joint Ventures were 475 for the nine months ended September 30, 2013. There were no management and warranty fees for the nine months ended September 30, 2014 as the LGI/GTIS Joint Ventures have been consolidated since the GTIS Acquisitions.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the nine months ended September 30, 2014 to $201.7 million, an increase of $132.4 million, or 191.3%, from $69.2 million for the nine months ended September, 30 2013. This increase is primarily due to a 167.5% increase in homes closed during the first nine months of 2014 as compared to the first nine months of 2013. In addition, cost of sales for the nine months ended September 30, 2014, include $2.4 million related to the fair value step-up adjustment for real estate inventory acquired from the LGI/GTIS Joint Ventures and sold in the nine months ended September 30, 2014. Gross margin for the nine months ended September 30, 2014 was $73.2 million, an increase of $47.4 million, or 183.6%, from $25.8 million for the nine months ended September 30, 2013. Gross margin as a percentage of home sales revenues was 26.6% for the nine months ended September 30, 2014 and 27.2% for the nine months ended September 30, 2013. The decrease in gross margin as a percentage of home sales revenues reflects the $2.4 million amortization of the step-up adjustment plus increased construction costs and higher lot costs for the first nine months of 2014 as compared to the first nine months of 2013; these construction and lot costs were partially offset by higher average homes sales prices.
Selling Expenses.  Selling expenses as a percentage of home sales revenues were 9.4% and 9.6% for the nine months ended September 30, 2014 and 2013, respectively. The decrease of selling expenses as a percentage of home sales revenues was primarily due to the operating leverage realized from our salaried sales and marketing personnel in the first nine months of 2014. Selling expenses for the nine months ended September 30, 2014 were $25.8 million, an increase of $16.7 million, or 183.9%, from $9.1 million for the nine months ended September 30, 2013. Sales commissions increased to $10.3 million for the nine months ended September 30, 2014 from $3.5 million during that same period in the prior year primarily due to a 167.5% increase in homes closed during the nine months of 2014 as compared to the nine months of 2013. Advertising and direct mail costs increased to $6.0 million during the nine months ended September 30, 2014 from $1.9 million for the same period in the prior year primarily due the increase in the number of active communities for the first nine months of 2014 as compared to the first nine months of 2013.
General and Administrative.  General and administrative expenses as a percentage of home sales revenues were 6.0% and 9.6% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the nine months ended September 30, 2014. General and administrative expenses for the nine months ended September 30, 2014 were $16.6 million, an increase of $7.5 million, or 82.4%, from $9.1 million for the nine months ended September 30, 2013. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities in the first nine months of 2014 as compared to the first nine months of 2013. To support the increased number of active communities, we hired more employees and acquired additional office space.
Income from unconsolidated joint ventures.  Our share of income from the LGI/GTIS Joint Ventures for the nine months ended September 30, 2013 was $2.9 million. We acquired our joint venture partners' interests in the LGI/GTIS Joint Ventures on November 13, 2013.
Other Income.  Other income, net of other expenses was $0.6 million for the nine months ended September 30, 2014, an increase of $0.6 million from $0.06 million for the nine months ended September 30, 2013. The increase in other income reflects the gain realized from the sale of land not directly associated with our core homebuilding operations.
Operating Income and Net Income.  Operating income for the nine months ended September 30, 2014 was $30.8 million, an increase of $18.0 million, or 139.5%, from $12.9 million for the nine months ended September 30, 2013. Net income for the nine months ended September 30, 2014 was $20.7 million, an increase of $8.1 million, or 63.9%, from $12.6 million for the nine months ended September 30, 2013. The increases are primarily attributed to a 167.5% increase in homes closed and the increase in average home sale prices during the first nine months of 2014 as compared to the first nine months of 2013, net of the amortization of the step-up adjustment and increased expenses associated with new communities.

Supplemental Management's Discussion and Analysis

Pro Forma Financial Information

The following pro forma statement of operations has been developed by applying pro forma adjustments to our statements of operations for the three and nine months ended September 30, 2013 included elsewhere in this Quarterly Report and the combined financial statements of the LGI/GTIS Joint Ventures. The pro forma statement of operations for the three and nine months ended September 30, 2013 gives effect to the GTIS Acquisitions as if they had occurred on January 1, 2012.

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

The pro forma financial information has been prepared to give effect to the GTIS Acquisitions in accordance with ASC Topic 805, “Business Combinations.” A fair value step-up adjustment of approximately $7.9 million was recorded to the real estate inventory and certain lot option contracts in connection with the GTIS Acquisitions. The pro forma adjustments do not reflect cost of sales related to the step-up adjustment since the step-up does not have a continuing impact on our results of operations due to the short-term impact on our financial performance.

Unaudited Pro Forma Statement of Operations
for the Three Months Ended September 30, 2013

	LGI Homes, Inc.	LGI/GTIS Joint Ventures (1)	Adjustments		LGI Homes, Inc. Pro Forma
	(In thousands)
Revenues:
Home sales	$37,035	$30,962	$—		$67,997
Management and warranty fees	1,007	—	(1,007)	(c)	—
Total revenues	38,042	30,962	(1,007)		67,997
Cost of sales	27,083	22,415	(69)	(c)	49,429
Selling expenses	3,589	2,464	—		6,053
General and administrative	4,052	1,352	(877)	(b)(c)	4,527
Income from unconsolidated LGI/GTIS Joint Ventures	(1,976)	—	1,976	(a)	—
Operating income	5,294	4,731	(2,037)		7,988
Interest expense	(41)	—	—		(41)
Other income, net	34	15	—		49
Net income before income taxes	5,287	4,746	(2,037)		7,996
Income tax provision	(137)	(72)	—		(209)
Net income	5,150	4,674	(2,037)		7,787
Loss attributable to non-controlling interests	437	—	—		437
Net income attributable to owners	$5,587	$4,674	$(2,037)		$8,224

(1)
This column is a combination of the unaudited financial statements of LGI-GTIS Holdings, LLC, LGI-GTIS Holdings II, LLC, LGI-GTIS Holdings III, LLC and LGI-GTIS Holdings IV, LLC, for the three months ended September 30, 2013.

Notes to Unaudited Pro Forma Statement of Operations for the Three Months Ended September 30, 2013

(a) Eliminates our Predecessor’s equity in the income of the LGI/GTIS Joint Ventures.

(b) Reflects amortization of the $0.7 million marketing related intangible asset (i.e., trade name rights) recorded in the GTIS Acquisitions. The trade name rights have an estimated useful life of three years based upon the timing of the majority of the forecasted revenues to be earned over the remaining development cycle of the LGI/GTIS Joint Ventures’ communities. Amortization is recorded on a straight-line basis. Pro forma amortization expense was $0.1 million for the three months ended September 30, 2013.

(c) Reflects the elimination of $1.0 million of management and warranty fees our Predecessor charged to the LGI/GTIS Joint Ventures during the period pursuant to certain management services agreements. The applicable management services agreements were terminated in connection with the GTIS Acquisitions. The corresponding charges were recorded to general and administrative expense and cost of sales by the LGI/GTIS Joint Ventures.

Unaudited Pro Forma Statement of Operations
for the Nine Months Ended September 30, 2013

	LGI Homes, Inc.	LGI/GTIS Joint Ventures (1)	Adjustments		LGI Homes, Inc. Pro Forma
	(In thousands)
Revenues:
Home sales	$95,033	$68,933	$—		$163,966
Management and warranty fees	2,309	—	(2,309)	(c)	—
Total revenues	97,342	68,933	(2,309)		163,966
Cost of sales	69,225	49,805	(174)	(c)	118,856
Selling expenses	9,082	6,135	—		15,217
General and administrative	9,078	3,401	(1,985)	(b)(c)	10,494
Income from unconsolidated LGI/GTIS Joint Ventures	(2,920)	—	2,920	(a)	—
Operating income	12,877	9,592	(3,070)		19,399
Interest expense	(47)	—	—		(47)
Other income, net	56	77	(35)	(c)	98
Net income before income taxes	12,886	9,669	(3,105)		19,450
Income tax provision	(273)	(167)	—		(440)
Net income	12,613	9,502	(3,105)		19,010
Loss attributable to non-controlling interests	583	—	—		583
Net income attributable to owners	$13,196	$9,502	$(3,105)		$19,593

(1)
This column is a combination of the unaudited financial statements of LGI-GTIS Holdings, LLC, LGI-GTIS Holdings II, LLC, LGI-GTIS Holdings III, LLC and LGI-GTIS Holdings IV, LLC, for the nine months ended September 30, 2013.

Notes to Unaudited Pro Forma Statement of Operations for the Nine Months Ended September 30, 2013

(a) Eliminates our Predecessor’s equity in the income of the LGI/GTIS Joint Ventures.

(b) Reflects amortization of the $0.7 million marketing related intangible asset (i.e., trade name rights) recorded in the GTIS Acquisitions. The trade name rights have an estimated useful life of three years based upon the timing of the majority of the forecasted revenues to be earned over the remaining development cycle of the LGI/GTIS Joint Ventures’ communities. Amortization is recorded on a straight-line basis. Pro forma amortization expense was $0.2 million for the nine months ended September 30, 2013.

(c) Reflects the elimination of $2.3 million of management and warranty fees our Predecessor charged to the LGI/GTIS Joint Ventures during the period pursuant to certain management services agreements. The applicable management services agreements were terminated in connection with the GTIS Acquisitions. The corresponding charges of were recorded to general and administrative expense, cost of sales and other income by the LGI/GTIS Joint Ventures.

Three Months Ended September 30, 2014 Compared to Pro Forma Three Months Ended September 30, 2013
Pro forma Homes Sales.  Our home sales revenues and closings by division for the three months ended September 30, 2014 and pro forma home sales revenues and closings by division for the three months ended September 30, 2013 were as follows (dollars in thousands, unless otherwise stated):

	Three Months Ended September 30,		Pro Forma Three Months Ended September 30,
	2014		2013
	Revenues	Closings	Revenues	Closings
Texas	$64,282	389	56,165	372
Southwest	11,277	67	9,225	59
Florida	9,244	53	2,607	17
Southeast	7,713	48	—	—
Total home sales	$92,516	557	$67,997	448

Other Financial and Operating Data:	2014	2013
Active communities at end of period	34	22
Average sales price of homes closed	$166,097	$151,779
Gross margin (1)	$25,260	$18,568
Gross margin % (2)	27.3%	27.3%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

Home sales revenues for the three months ended September 30, 2014 were $92.5 million, an increase of $24.5 million, or 36.1%, from pro forma home sales revenues of $68.0 million for the three months ended September 30, 2013. The increase in home sales revenues is primarily due to a 24.3% increase in homes closed and an increase in the average home sales price per home during the third quarter of 2014 as compared to the third quarter of 2013, on a pro forma basis. The average home sales price for the third quarter of 2014 was $166,097, an increase of $14,318, or 9.4%, from the pro forma average home sales price of $151,779 for the third quarter of 2013.
Pro forma Cost of Sales and Gross Margin (pro forma home sales revenues less pro forma cost of sales).  Cost of sales for the three months ended September 30, 2014 was $67.3 million, an increase of $17.8 million, or 36.1%, from pro forma cost of sales of $49.4 million for the three months ended September 30, 2013. This increase is primarily due to a 109-unit, or 24.3%, increase in homes closed for the three months ended September 30, 2014 as compared to homes closed on a pro forma basis for the three months ended September 30, 2013. In addition, cost of sales for the three months ended September 30, 2014 includes $0.4 million related to the fair value step-up adjustment for real estate inventory and lot option contracts acquired from the LGI/GTIS Joint Ventures and sold in the third quarter of 2014. Gross margin for the third quarter of 2014 was $25.3 million, an increase of $6.7 million, or 36.0%, from pro forma gross margin of $18.6 million for the third quarter of 2013. Gross margin as a percentage of sales was 27.3% for the third quarter of 2014 as compared to 27.3% for the third quarter of 2013, on a pro forma basis.
Pro forma Selling Expenses.  Selling expenses as a percentage of home sales revenues were 10.0% and pro forma selling expenses as a percentage of home sales revenues were 8.9% for the three months ended September 30, 2014 and 2013, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to start up expenses related to new community openings and increased sales bonuses. Selling expenses for the third quarter of 2014 were $9.2 million, an increase of $3.2 million, or 52.6%, from pro forma selling expenses of $6.1 million for the third quarter of 2013. This increase is largely due to the higher number of home closings and the growth in active communities for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 on a pro forma basis. Sales commissions increased to $3.6 million from $1.4 million and advertising and direct mail costs increased to $2.3 million for the three months ended September 30, 2014 from $1.3 million for the three months ended September 30, 2013, on a pro forma basis.

Pro forma General and Administrative.  General and administrative expenses as a percentage of home sales revenues were 6.6% and pro forma general and administrative expenses as a percentage of home sales revenues were 6.7% for the three months ended September 30, 2014 and 2013, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the third quarter of 2014 and less accounting and professional expenses incurred during the third quarter of 2013, on a pro forma basis. General and administrative expenses for the third quarter of 2014 were $6.1 million, an increase of $1.6 million, or 35.1%, from pro forma general and administrative expenses of $4.5 million for the third quarter of 2013. The increase in the amount of general and administrative expenses in the third quarter of 2014 as compared to the pro forma amount for the third quarter of 2013 is attributable to additional employees and office space added to support the increased number of active communities and higher number of home closings.
Pro forma Operating Income and Pro forma Net Income.  Operating income for the three months ended September 30, 2014 was $9.9 million, an increase of $1.9 million, or 24.0%, from pro forma operating income of $8.0 million for the three months ended September 30, 2013. Net income for the three months ended September 30, 2014 was $7.0 million, a decrease of $0.7 million, or 9.5%, from pro forma net income of $7.8 million for the three months ended September 30, 2013. The decrease in net income during the third quarter of 2014 as compared to the third quarter of 2013, on a pro forma basis is primarily attributed to income taxes recorded during the third quarter of 2014. Prior to the Reorganization Transactions, the Predecessor consisted of limited liability companies and limited partnerships, all of which were treated as partnerships for income tax purposes and as such, the federal income taxes were the obligation of the individual members or partners.

Nine Months Ended September 30, 2014 Compared to Pro Forma Nine Months Ended September 30, 2013
Pro forma Homes Sales.  Our home sales revenues and closings by division for the nine months ended September 30, 2014 and pro forma home sales revenues and closings by division for the nine months ended September 30, 2013 were as follows (dollars in thousands, unless otherwise stated):

			Pro Forma
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014		2013
	Revenues	Closings	Revenues	Closings
Texas	$192,111	1,199	$139,787	954
Southwest	31,211	188	19,382	126
Florida	30,960	185	4,797	32
Southeast	20,566	132	—	—
Total home sales	$274,848	1,704	$163,966	1,112

Other Financial and Operating Data:	2014	2013
Active communities at end of period	34	22
Average sales price of homes closed	$161,296	$147,452
Gross margin (1)	$73,187	$45,110
Gross margin % (2)	26.6%	27.5%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

Home sales revenues for the nine months ended September 30, 2014 were $274.8 million, an increase of $110.9 million, or 67.6%, from pro forma home sales revenues of $164.0 million for the nine months ended September 30, 2013. The increase in home sales revenues is primarily due to a 53.2% increase in homes closed and an increase in the average home sales price per home during the first nine months of 2014 as compared to the first nine months of 2013, on a pro forma basis. The average home sales price for the first nine months of 2014 was $161,296, an increase of $13,844, or 9.4%, from the pro forma average home sales price of $147,452 for the first nine months of 2013.
Pro forma Cost of Sales and Gross Margin (pro forma home sales revenues less pro forma cost of sales).  Cost of sales for the nine months ended September 30, 2014 was $201.7 million, an increase of $82.8 million, or 69.7%, from pro forma cost of sales of $118.9 million for the nine months ended September 30, 2013. This increase is primarily due to a 592-unit, or 53.2%, increase in homes closed for the nine months ended September 30, 2014 as compared to homes closed on a pro forma basis for the nine months ended September 30, 2013. In addition, cost of sales for the nine months ended September 30, 2014 includes $2.4 million of amortization related to the fair value step-up adjustment for real estate inventory and lot option contracts acquired from the LGI/GTIS Joint Ventures and sold in the first nine months of 2014. Gross margin for the first nine months of 2014 was $73.2 million, an increase of $28.1 million, or 62.2%, from pro forma gross margin of $45.1 million for the first nine months of 2013. Gross margin as a percentage of sales was 26.6% for the first nine months of 2014 as compared to 27.5% for the first nine months of 2013, on a pro forma basis. The decrease in gross margin as a percentage of sales reflects the impact of the step-up adjustment plus increased construction costs and higher lot costs partially offset by higher average home sales prices for the first nine months of 2014 as compared to the first nine months of 2013.
Pro forma Selling Expenses.  Selling expenses as a percentage of home sales revenues were 9.4% and pro forma selling expenses as a percentage of home sales revenues were 9.3% for the nine months ended September 30, 2014 and 2013, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to start up expenses related to new community openings and increased sales bonuses. Selling expenses for the first nine months of 2014 were $25.8 million, an increase of $10.6 million, or 69.5%, from pro forma selling expenses of $15.2 million for the first nine months of 2013. This increase is largely due to the higher number of home closings and the growth in active communities for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 on a pro forma basis. Sales commissions increased to $10.3 million from $6.1 million and advertising and direct mail costs increased to $6.0 million for the nine months ended September 30, 2014 from $3.3 million for the nine months ended September 30, 2013, on a pro forma basis.
Pro forma General and Administrative.  General and administrative expenses as a percentage of home sales revenues were 6.0% and pro forma general and administrative expenses as a percentage of home sales revenues were 6.4% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage from the increase in home sales revenues during the nine months ended September 30, 2014 and less accounting and professional fees during the first nine months of 2014 as compared to the first nine months of 2013 when we were preparing for our initial public offering. General and administrative expenses for the first nine months of 2014 were $16.6 million, an increase of $6.1 million, or 57.8%, from pro forma general and administrative expenses of $10.5 million for the first nine months of 2013. The increase in general and administrative expenses for the nine months ended September 30, 2014 as compared to the pro forma amount for the same period in the prior year is primarily due to the higher number of home closings and active communities for the first nine months of 2014. To support the increased number of active communities, we hired more employees and acquired additional office space.
Pro forma Operating Income and Pro forma Net Income.  Operating income for the nine months ended September 30, 2014 was $30.8 million, an increase of $11.4 million, or 59.0%, from pro forma operating income of $19.4 million for the nine months ended September 30, 2013. Net income for the nine months ended September 30, 2014 was $20.7 million, an increase of $1.7 million, or 8.8%, from pro forma net income of $19.0 million for the nine months ended September 30, 2013. The increase in net income is primarily attributed to a 592-unit increase in homes closed and the increase in average home sales prices during the first nine months of 2014 as compared to the first nine months of 2013, on a pro forma basis, net of the amortization of the step-up adjustment and income tax expense recorded in the first nine months of 2014, increased expenses associated with new communities and higher professional service fees and expenses.

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

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

			Pro Forma
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2013
Home sales revenues	$92,516	$37,035	$67,997
Cost of sales	67,256	27,083	49,429
Gross margin	25,260	9,952	18,568
Purchase accounting adjustment (a)	434	—	—
Capitalized interest charged to cost of sales	473	114	114
Adjusted gross margin	$26,167	$10,066	$18,682
Gross margin % (b)	27.3%	26.9%	27.3%
Adjusted gross margin % (b)	28.3%	27.2%	27.5%

			Pro Forma
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2013
Home sales revenues	$274,848	$95,033	$163,966
Cost of sales	201,661	69,225	118,856
Gross margin	73,187	25,808	45,110
Purchase accounting adjustment (a)	2,448	—	—
Capitalized interest charged to cost of sales	1,147	700	700
Adjusted gross margin	$76,782	$26,508	$45,810
Gross margin % (b)	26.6%	27.2%	27.5%
Adjusted gross margin % (b)	27.9%	27.9%	27.9%

(a)
This adjustment results from the application of purchase accounting in connection with the GTIS Acquisitions and represents the amount of the fair value step-up adjustment to real estate inventory and lot option contracts sold during the three and nine months ended September 30, 2014, as applicable.

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

The following table reconciles adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

			Pro Forma
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2013
Net income	$7,046	$5,150	$7,787
Interest expense	—	41	41
Income taxes	3,488	137	209
Depreciation and amortization (c)	171	67	129
Capitalized interest charged to cost of sales	473	114	114
Purchase accounting adjustment (a)	434	—	—
Other income, net	(628)	(34)	(49)
Adjusted EBITDA	$10,984	$5,475	$8,231
Adjusted EBITDA margin % (b)	11.9%	14.8%	12.1%

			Pro Forma
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2013
Net income	$20,677	$12,613	$19,010
Interest expense	—	47	47
Income taxes	10,828	273	440
Depreciation and amortization (c)	471	199	384
Capitalized interest charged to cost of sales	1,147	700	700
Purchase accounting adjustment (a)	2,448	—	—
Other income, net	(663)	(56)	(98)
Adjusted EBITDA	$34,908	$13,776	$20,483
Adjusted EBITDA margin % (b)	12.7%	14.5%	12.5%

(a)
This adjustment results from the application of purchase accounting in connection with the GTIS Acquisitions and represents the amount of the fair value step-up adjustment to real estate inventory and lot option contracts sold during the three and nine months ended September 30, 2014, as applicable.

(b)	Calculated as a percentage of home sales revenues.

(c)	Depreciation and amortization expenses includes amortization related to the marketing intangible asset.

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

Backlog Data	Nine Months Ended September 30,
	2014	2013
Net orders (1)	1,756	668
Cancellation rate (2)	31.6%	25.7%
Ending backlog – homes (3)	242	98
Ending backlog – value (3)	$42,402	$15,168

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that have met our preliminary financing criteria but have not yet closed. Ending backlog is valued at the contract amount.

Land Acquisition Policies and Development

We increased our active communities from 25 as of December 31, 2013 to 34 as of September 30, 2014. We also increased our lot inventory from approximately 14,895 owned or controlled lots as of December 31, 2013 to 21,638 owned or controlled lots as of September 30, 2014.

The table below shows (i) home closings by division for the nine months ended September 30, 2014, and (ii) our owned or controlled lots by division as of September 30, 2014.

	Nine Months Ended September 30, 2014	As of September 30, 2014
Division	Home Closings	Owned (1)	Controlled	Total
Texas	1,199	9,273	4,030	13,303
Southwest	188	1,015	3,213	4,228
Florida	185	572	1,282	1,854
Southeast	132	2,240	13	2,253
Total	1,704	13,100	8,538	21,638

(1)	Of the 13,100 owned lots as of September 30, 2014, 9,031 were raw/under development lots and 4,069 were finished lots.

Homes in Inventory

When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory levels. At September 30, 2014, we had a total of 512 completed homes and 431 homes in progress in inventory.

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

Liquidity and Capital Resources

Overview

As of September 30, 2014, we had $46.2 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plats, vertical development, construction of sales offices, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of revenues. In the later stages of an active community, cash inflows may significantly exceed revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities.
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
We are actively acquiring and developing lots in our markets to maintain and grow our lot supply and active community count. We expect to continue to expand our business, based on demand for new homes improving or remaining at current levels, and thus we expect cash outlays for land purchases, land development, home construction and operating expenses to continue to exceed our cash generated by operations in 2014.
We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, and cash expected to be available from our secured revolving credit facility by evaluating the timing and extent of our land purchases, as needed.

Secured Revolving Credit Facility
On April 28, 2014, we entered into a credit agreement with Texas Capital Bank, N.A. and a syndication of lenders (the “Credit Agreement”) to provide a $135.0 million senior secured revolving credit facility, which could be increased by request, to $200.0 million, subject to the terms and provisions of the Credit Agreement. On July 31, 2014, amounts available to us under the Credit Agreement were increased by $40.0 million to $175.0 million, and on September 30, 2014, amounts available to us under the Credit Agreement were increased from $175.0 million to $200.0 million, in each case, in accordance with the accordion feature of the Credit Agreement.
The Credit Agreement matures on April 28, 2017. Borrowings under the credit facility are limited to the borrowing base, which is based on the loan value of the pool of collateral in which the lenders have a security interest. We may add houses, vacant lots, land, and acquisition and development projects to its pool of collateral through April 28, 2015. The loan value of speculative houses, pre-sold houses, model houses, vacant lots, land, and acquisition and development projects is adjusted based on formulas with respect to each of those categories of collateral; the loan value of the collateral decreases based on the amount of time such collateral is in the borrowing base beyond 12 months. During the period May 1, 2015 to April 28, 2016, advances will continue to be made for assets previously included in the pool of collateral as they move into higher funding categories. Speculative homes may remain in the borrowing base for up to 18 months. Vacant lots, land and acquisition and development projects may remain in the borrowing base for up to three years. At September 30, 2014, the borrowing base was $175.4 million, of which $160.2 million was outstanding and the remaining $15.2 million was available to borrow.

The Credit Agreement contains various financial covenants including a minimum EBITDA to debt service payments ratio; a debt to capitalization ratio; a leverage ratio; liquidity ratio and ratio of value of all land, lots, and acquisition and development projects to net worth; and a net worth ratio. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt.
On September 30, 2014, certain provisions of the Credit Agreement were modified and supplemented. The modification of the Credit Agreement increased each of the Combined Acquisition and Development ("A&D") and Entitled Land Subfacility, the Combined A&D, Entitled Land and Lot Inventory Subfacility, and the Entitled Land Subfacility, modified certain of the Credit Agreement financial covenants, which are generally tested on a quarterly basis, and allows us to incur up to $85.0 million of unsecured subordinated indebtedness. In addition, the debt to capitalization ratio, leverage ratio, EBITDA ratio and liquidity rate required were also modified. At September 30, 2014, we were in compliance with all of the covenants contained in the Credit agreement.

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

Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $6.5 million as of September 30, 2014. Although significant development and construction activities have been completed related to these site improvements, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds, letters of credit or financial guarantees as of September 30, 2014 will be drawn upon.

Cash Flows

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Net cash used in operating activities during the nine months ended September 30, 2014 was $129.6 million as compared to $24.3 million during the nine months ended September 30, 2013. The $105.3 million increase in net cash used in operating activities was primarily attributable to a $105.2 million net increase in real estate inventory for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. We made land and finished lot purchases in all of our divisions, with the majority of purchases in Texas. The $6.4 million increase in preacquisition costs and deposits is primarily attributed to approximately $8.7 million of land purchase deposits for finished lots that are refundable under certain circumstances and secured by indemnity mortgages on the related property. The net cash used in operating activities for the nine months ended September 30, 2014 is partially offset by a $8.1 million increase in net income.

Net cash used in investing activities was $0.8 million during the nine months ended September 30, 2014 as compared to $1.3 million used in investing activities during the nine months ended September 30, 2013. The decrease in cash used in investing activities is primarily due to the acquisition of the LGI/GTIS Joint Ventures in November 2013. Capital investments of $0.9 million were made to our unconsolidated joint ventures during the nine months ended September 30, 2013.

Net cash provided by financing activities totaled $122.5 million during the nine months ended September 30, 2014 as compared to $27.9 million during the nine months ended September 30, 2013. The $94.6 million increase in net cash provided by financing activities is primarily due to a $111.9 million increase in net borrowings in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 partially offset by $15.8 million of contributions received from non-controlling interests in connection with the formation of LGI Holdings III, LLC on March 31, 2013.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposit and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a nonrefundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial obligations to the land seller. As of September 30, 2014, we had $11.9 million of cash deposits pertaining to land option contracts and purchase contracts for 8,538 lots with an aggregate remaining purchase price of $125.1 million. Approximately $8.7 million of the cash deposits as of September 30, 2014 are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by indemnity mortgages on the related property.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See Note 3 - Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included herein in our Quarterly Report on Form 10-Q for the three months ended September 30, 2014 for additional information about our accounting policies.

We believe that there have been no significant changes to our critical accounting policies during the three months ended September 30, 2014 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	adverse economic changes either nationally or in the markets in which we operate, including, among other things, increases in unemployment, volatility of mortgage interest rates and inflation;

•	a slowdown in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	our ability to successfully expand into new markets;

•	our ability to successfully extend our business model to building homes with higher price points, developing larger communities and sales of acreage home sites;

•	our ability to identify potential acquisition candidates and close such acquisitions;

•	our ability to successfully integrate any acquisitions, including the assets acquired from Oakmont Home Builders, Inc. and its affiliate, with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	an inability to develop our projects successfully or within expected timeframes;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third party contractors and our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business; and

•	other factors we discuss under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

We intend to continue to take advantage of all of these exemptions.

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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended September 30, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of September 30, 2014, we had $160.2 million of variable rate indebtedness outstanding under our Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of September 30, 2014 was 3.75%, the floor rate of the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $1.6 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
Other than in connection with our continued transition from a private company to a public company, no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

LGI Homes, Inc.

Date:	November 12, 2014	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	November 12, 2014	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†
XBRL information is deemed not filed or a part of a registration statement or Annual Report for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.