Form 10-Q
period 2015-03-31
LGI Homes, Inc.
filed 2015-05-07
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015.
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
Yes  ☐    No  ☒

As of May 6, 2015, there were 19,908,482 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
Cash and cash equivalents	$39,008	$31,370
Accounts receivable	12,983	7,365
Real estate inventory	387,059	367,908
Pre-acquisition costs and deposits	7,070	9,878
Property and equipment, net	1,663	1,610
Other assets	6,257	7,515
Goodwill and intangible assets, net	12,419	12,481
Total assets	$466,459	$438,127

LIABILITIES AND EQUITY
Accounts payable	$17,556	$15,479
Accrued expenses and other liabilities	25,216	21,365
Deferred tax liabilities, net	2,930	2,685
Notes payable	229,983	216,099
Total liabilities	275,685	255,628

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized 20,908,482 shares issued and 19,908,482 shares outstanding as of March 31, 2015 and 20,849,044 shares issued and 19,849,044 shares outstanding as of December 31, 2014	209	208
Additional paid-in capital	164,092	163,520
Retained earnings	43,023	35,321
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	190,774	182,499
Total liabilities and equity	$466,459	$438,127

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$120,690	$75,919

Cost of sales	89,228	56,389
Selling expenses	11,582	7,362
General and administrative	8,205	5,105
Operating income	11,675	7,063
Other income, net	46	4
Net income before income taxes	11,721	7,067
Income tax provision	(4,019)	(2,473)
Net income	$7,702	$4,594
Basic and diluted earnings per share data:
Basic	$0.39	$0.22
Diluted	$0.33	$0.22

Weighted average number of shares of common stock:
Basic	19,851,686	20,763,449
Diluted	23,808,813	20,862,701

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2014	20,849,044	$208	$163,520	$35,321	$(16,550)	$182,499
Net income	—	—	—	7,702	—	7,702
Issuance of restricted stock units in settlement of accrued bonuses	—	—	238	—	—	238
Compensation expense for equity awards	—	—	335	—	—	335
Stock issued under employee incentive plans	59,438	1	(1)	—	—	—
BALANCE—March 31, 2015	20,908,482	$209	$164,092	$43,023	$(16,550)	$190,774

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$7,702	$4,594
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	206	144
Loss on disposal of assets	—	10
Compensation expense for equity awards	335	125
Deferred income taxes	245	(98)
Changes in assets and liabilities:
Accounts receivable	(5,618)	(139)
Real estate inventory	(14,543)	(35,556)
Pre-acquisition costs and deposits	2,808	(10,353)
Other assets	1,257	(681)
Accounts payable	2,352	(631)
Accrued expenses and other liabilities	(152)	1,187
Net cash used in operating activities	(5,408)	(41,398)
Cash flows from investing activities:
Purchases of property and equipment	(189)	(298)
Payment for earnout obligation	(284)	—
Net cash used in investing activities	(473)	(298)
Cash flows from financing activities:
Proceeds from notes payable	14,099	15,000
Payments on notes payable	(580)	(1,715)
Net cash provided by financing activities	13,519	13,285
Net increase (decrease) in cash and cash equivalents	7,638	(28,411)
Cash and cash equivalents, beginning of period	31,370	54,069
Cash and cash equivalents, end of period	$39,008	$25,658

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our,”), is engaged in the development of communities and design, construction, marketing and sale of new homes. At March 31, 2015, we had operations in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina and South Carolina.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited financial statements as of and for the three months ended March 31, 2015, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. The significant accounting estimates include real estate inventory and cost of sales, impairment of real estate inventory and property and equipment, warranty reserves, earnout liability for a completed homebuilder acquisition and loss contingencies.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) as part of its initiative to reduce complexity in accounting standards (the “Simplification Initiative”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the method and impact the adoption of ASU 2015-03 will have on our consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and variable interest entities (“VIEs”). ASU 2015-02 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This ASU applies to all entities and is effective for periods ending after December 15, 2016. The adoption of ASU 2014-15 is not expected to have any effect on our consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us beginning January 1, 2017 and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption of this ASU is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

2.     ACQUISITION
Oakmont Acquisition
On October 2, 2014, we acquired certain home building assets and liabilities of Oakmont Home Builders, Inc. (“Oakmont”) and certain land positions of EST Properties, LLC, an affiliate of Oakmont (the “Oakmont Acquisition”). As a result of the Oakmont Acquisition, we established an immediate presence in residential homebuilding in the Charlotte, North Carolina, market acquiring 150 homes under construction and more than 1,000 owned and controlled lots. The total purchase price for the Oakmont Acquisition was approximately $17.3 million, consisting of approximately $15.2 million in cash and a contingent earnout based on home closings through December 31, 2017. During the three months ended March 31, 2015, we closed 81 homes attributable to the Oakmont Acquisition resulting in a $324,000 earnout obligation to be paid during the second quarter of 2015. The earnout liability is included in other liabilities on the consolidated balance sheet and will be subject to adjustment based on revisions to the forecasted absorption rate and the actual number of homes closed during the earnout period.

3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
Land, land under development, and finished lots	$267,134	$244,658
Sales offices	13,460	12,110
Homes in progress	57,980	50,675
Completed homes	48,485	60,465
Total real estate inventory	$387,059	$367,908
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
Interest and financing costs incurred under our debt obligations, as more fully discussed in Note 5, are capitalized to qualifying real estate projects under development and homes in progress.

4.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Inventory related obligations	$11,516	$7,275
Retentions payable	1,678	2,696
Accrued compensation, bonuses and benefits	2,537	2,434
Earnout liability	2,109	2,196
Taxes payable	1,445	1,448
Warranty reserve	900	900
Other	5,031	4,416
Total accrued expenses and other liabilities	$25,216	$21,365

Inventory Related Obligations
We own lots in certain communities that have Community Development Districts (“CDD”) or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, is typically payable over a 30 year period, and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots.
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems.

Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Warranty reserves, beginning of period	$900	$630
Warranty provision	387	172
Warranty expenditures	(387)	(102)
Warranty reserves, end of period	$900	$700

5.     NOTES PAYABLE
Secured Revolving Credit Agreement
In April 2014, we entered into a credit agreement with a syndication of lenders and Texas Capital Bank, National Association, as administrative agent and letter of credit issuer (the “Credit Agreement”). The Credit Agreement provides for a $200.0 million senior secured revolving credit facility which matures on April 28, 2017. Borrowings under the Credit Agreement are limited to the borrowing base, which is based on the loan value of the pool of collateral in which the lenders have a security interest. We may add houses, vacant lots, land, and acquisition and development projects to the pool of collateral through April 28, 2015. The loan value of speculative houses, pre-sold houses, model houses, vacant lots, land, and acquisition and development projects is adjusted based on formulas with respect to each of those categories of collateral; the loan value of the collateral decreases based on the amount of time such collateral is in the borrowing base. Subsequent to April 28, 2015 and through April 28, 2016, advances will continue to be made for assets previously included in the pool of collateral as they move into higher funding categories. Pre-sold homes may remain in the borrowing base for up to one year. Speculative homes may remain in the borrowing base for up to 18 months. Vacant lots, land and acquisition and development projects may remain in the borrowing base for up to three years. As of March 31, 2015, the borrowing base was $200.0 million, of which $152.9 million was outstanding and $46.5 million was available to borrow, net of $0.6 million for letter of credit assurances.
Interest on borrowings under the Credit Agreement is paid monthly at LIBOR plus 2.75%, with a LIBOR floor of 1.00%. At March 31, 2015 and December 31, 2014, LIBOR was 0.27% and 0.25%, respectively. As per the terms of the variable rate notes payable, the interest rates at March 31, 2015 and December 31, 2014, were based on the interest rate floor terms.

The Credit Agreement contains various financial covenants including a minimum EBITDA to debt service payments ratio; a debt to capitalization ratio; a leverage ratio; liquidity ratio; ratio of value of all land, lots, and acquisition and development projects to net worth; and a net worth ratio. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt. At March 31, 2015, we were in compliance with all of the covenants contained in the Credit Agreement.

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
As issued, the conversion of the Convertible Notes may only be settled in shares of our common stock. Upon receipt of stockholder approval of the flexible settlement provisions of the Convertible Notes, the Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at our election. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of specific events.
When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million of debt issuance cost was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity.
As of March 31, 2015, we incurred approximately $0.4 million discount accretion, $0.9 million of coupon interest, and $0.1 million of debt issuance cost amortization. Interest and amortization of Convertible Notes discount and issuance costs have been capitalized as a cost of inventory in the table below.
Notes payable consist of the following (in thousands):

	March 31, 2015	December 31, 2014

LGI Homes, Inc.—Notes payable to Texas Capital Bank, National Association and a syndication of lenders under the Credit Agreement ($200.0 million line) maturing through April 28, 2017; interest paid monthly at LIBOR plus 2.75%, with a LIBOR floor of 1.00%; collateralized by us and our subsidiaries' land, development and home construction costs (carrying value of $366.0 million at March 31, 2015)	$152,923	$139,404
LGI Homes, Inc.— 4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of approximately $7.9 million and $8.3 million in unamortized discount at March 31, 2015 and December 31, 2014, respectively	77,060	76,695
Total notes payable	$229,983	$216,099
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest incurred	$3,360	$599
Less: Amounts capitalized	(3,360)	(599)
Interest expense	—	—

Cash paid for interest	$1,378	$665

Included in interest incurred was amortization of deferred financing costs of $0.5 million and $0.4 million amortization of Convertible Notes discount for the three months ended March 31, 2015.

6.     INCOME TAXES

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

We file U.S. federal income tax returns as well as income tax returns in various states. As of March 31, 2015 we have no unrecognized tax benefits. We are not presently under exam for income tax by any taxing jurisdiction, and no longer remain subject to exam for years before 2012 (2011 for Texas).

Our effective tax rate of 34.3% is lower than the statutory rate primarily as a result of a decrease in the rate for the federal Domestic Production Activity Deduction offset by an increase in rate for state income taxes, net of the federal benefit.

Income taxes paid were $4.0 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator (in thousands):
Numerator for basic earnings per share	$7,702	$4,594
Effect of dilutive securities:
Interest expense associated with Convertible Notes, net of taxes(1)	151	—
Numerator for diluted earnings per share	$7,853	$4,594
Denominator:
Basic weighted average shares outstanding	19,851,686	20,763,449
Effect of dilutive securities:
Convertible Notes(1)	3,950,732	—
Restricted stock units	6,395	99,252
Diluted weighted average shares outstanding	$23,808,813	$20,862,701

Basic earnings per share	$0.39	$0.22
Diluted earnings per share	$0.33	$0.22

(1)
In accordance with ASC 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the “if-converted” method. Reflects the shares impact based on the conversion rate and period outstanding and the interest expense reflected in net income attributable to the Convertible Notes. These amounts are considered in cost of sales.

120,452 non-vested restricted stock units were excluded from the computation of diluted earnings per share for the three months ended March 31, 2015, because their effect was antidilutive. No shares were antidilutive for the three months ended March 31, 2014.

8.    STOCK-BASED COMPENSATION

Non-performance Based Restricted Stock Units
The following table summarizes the activity of our restricted stock units ("RSUs"):

	Three Months ended March 31,
	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	102,786	$15.43	140,222	$11.00
Granted	58,723	$14.69	61,396	$17.20
Vested	(59,438)	$17.20	—	$—
Forfeited	(150)	$11.00	—	$—
Ending balance	101,921	$13.98	201,618	$12.89
In March 2015, we issued 56,611 RSUs for 2014 bonuses to certain officers and managers under the Annual Bonus Plan. Approximately $0.2 million of bonuses were earned and accrued under the 2014 Annual Bonus Plan through March 15, 2015. The RSUs vest over three years and will be settled in shares of our common stock. We recognized $0.2 million and $0.1 million of stock-based compensation expense related to outstanding RSUs grants for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, we had unrecognized compensation cost of $1.1 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.8 years.
Performance Based Restricted Stock Units
The Compensation Committee of our Board of Directors has granted awards of Performance-Based RSUs ("PSUs") under the LGI Homes, Inc. Equity Incentive Plan to certain members of senior management for each of the three-year performance cycles: 2014 - 2016 and 2015 - 2017. The PSUs provides for shares of our common stock to be issued based on the attainment of certain performance metrics over a three-year period. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require the recipients continue to be employed by us through the determination date. The PSUs will be settled in shares of our common stock.
The following table summarizes the activity of our PSUs:

Period Granted	Target PSUs Outstanding December 31, 2014	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at March 31, 2015	Weighted Average Grant Date Fair Value
2014	62,906	—	—	—	62,906	$17.09
2015	—	127,111	—	—	127,111	13.34
Total	62,906	127,111	—	—	190,017
As of March 31, 2015, the target amount represents management's best estimate of the number of shares of our common stock expected to be issued at the end of each three-year performance cycle. We recognized $0.2 million and $0.1 million of total stock-based compensation expense related to outstanding PSU grants for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, we had unrecognized compensation cost of $2.3 million, based on the target amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.7 years.

9.    FAIR VALUE DISCLOSURES

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable and credit facility, approximate their carrying amounts due to the short term nature of these instruments. As of March 31, 2015, the secured credit facility's carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates, and is subject to an interest rate floor.
The Convertible Notes, as discussed in Note 5, were initially recorded at estimated fair value determined using Level 2 measurements. No significant changes occurred through December 31, 2014 and the recorded value of $76.7 million at December 31, 2014 approximated fair value. The fair value of the Convertible Notes was $75.4 million as of March 31, 2015 using Level 2 measurements compared to the carrying value of $77.1 million.
The fair value of the Oakmont Acquisition earnout, as discussed in Note 2, was determined using Level 3 measurements based on the forecasted number of home closings adjusted to reflect probability weighted absorption scenarios and a 10% discount rate and was approximately $2.1 million and $2.2 million as of March 31, 2015 and December 31, 2014, respectively. Significant assumptions impacting our estimates of the fair value of the earnout include absorption rates, the timing of the completion of development activities and the discount rate.

10.    RELATED PARTY TRANSACTIONS

Consulting Fees
We have a three year consulting agreement with a family member of our chief executive officer for $100,000 per year payable on a monthly basis. Consulting fees were approximately $25,000 in each of the three month periods ended March 31, 2015 and 2014.

11.     COMMITMENTS AND CONTINGENCIES
Contingencies
In the ordinary course of doing business, we become subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate. Management believes that these claims include usual obligations incurred by real estate developers and home builders in the normal course of business. In the opinion of management, these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
We have provided unsecured environmental indemnities to certain lenders. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we may have recourse against previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters at March 31, 2015 and December 31, 2014.

Land Deposits
We have land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. Amounts paid for land options and deposits on land purchase contracts are capitalized and classified as deposits to purchase. Upon acquisition of the land, these deposits are applied to the acquisition price of the land and recorded as a cost component of the land in real estate inventory. To the extent that any deposits are nonrefundable and the associated land acquisition process is terminated or no longer determined probable, the deposit and related pre-acquisition costs are charged to general and administrative expense. Management reviews the likelihood of the acquisition of contracted lots in conjunction with its periodic real estate impairment analysis.
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a VIE. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of March 31, 2015 and December 31, 2014, we determined we were not the primary beneficiary for any VIEs associated with non-refundable land deposit and option contracts.
The table below presents a summary of our lots under option or contract (in thousands, except for lot count):

	March 31, 2015	December 31, 2014
Land deposits and option payments	$6,826	$9,591
Commitments under the land purchase option and deposit contracts if the purchases are consummated	$105,961	$86,277
Lots under land options and land purchase contracts	4,987	3,921
As of March 31, 2015 and December 31, 2014, approximately $4.5 million and $7.4 million of the land deposits are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by indemnity mortgages on the related property.
Bonding and Letters of Credit
We have outstanding letters of credit, performance and surety bonds of $13.0 million and $7.7 million at March 31, 2015 and December 31, 2014, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon these bonds, if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.

12.     SEGMENT INFORMATION
We operate one principal homebuilding business which is organized and reports by division. We have four operating segments at March 31, 2015: the Texas division, the Southwest division, the Southeast division and the Florida division. The Texas division is the largest division and it comprised approximately 59% and 71% of total home sales revenues for the three months ended March 31, 2015, and 2014, respectively.
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
The operating segments qualify for aggregation as one reporting segment. In determining the reportable segment, we concluded that all operating segments have similar economic and other characteristics, including similar home floor plans, average selling prices, gross margin, production construction processes, suppliers, subcontractors, regulatory environments, customer type, and underlying demand and supply. Each operating segment follows the same accounting policies and is managed by our management team. We have no inter-segment sales, as all sales are to external customers.

13.     SUBSEQUENT EVENT
On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders, which allows us to elect any combination of cash and shares of our common stock upon the conversion of Convertible Notes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
Business Overview
We are one of the nation’s fastest growing public homebuilders in terms of percentage increase of home closings. We are engaged in the design, construction, marketing and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina and South Carolina. Our core markets include Houston, San Antonio, Dallas/Fort Worth, Austin, Phoenix, Tucson, Tampa, Orlando, Atlanta, Albuquerque, Denver and Charlotte. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 9,000 homes. During the three months ended March 31, 2015, we had 671 home closings, compared to 485 home closings during the three months ended March 31, 2014.
Recent Developments
During the three months ended March 31, 2015, we had six home closings of our Terrata Homes brand. Our second Terrata Homes community is located in Lancaster, South Carolina, 30 miles south of Charlotte, North Carolina, and is expected to open for sales in mid-2015.
During the three months ended March 31, 2015, we also had 15 home closings in our newest LGI brand market, Denver, Colorado.
On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders, which allows us to elect any combination of cash and shares of our common stock upon the conversion of Convertible Notes.

Key Results
Key financial results as of and for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, were as follows:

•	Homes closed increased 38.4% to 671 homes from 485 homes with an increase in the average sales price of our homes of 14.9% to $179,866.

•	Home sales revenues increased 59.0% to $120.7 million from $75.9 million.

•	Gross margin as a percentage of home sales revenues increased to 26.1% from 25.7%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 27.8% from 27.5%.

•	Net income before income taxes increased 65.9% to $11.7 million from $7.1 million.

•	Adjusted EBITDA margin (non-GAAP) as a percentage of home sales revenues increased to 11.6% from 11.3%.

•	Active communities increased to 44 from 28.
Total owned and controlled lots increased to 21,286 lots at March 31, 2015 from 19,883 lots at December 31, 2014.

For a reconciliation of certain non-GAAP measures to the most directly comparable GAAP measure, please see
“Non-GAAP Measures.”

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Revenues	$120,690	$75,919
Expenses:
Cost of sales	89,228	56,389
Selling expenses	11,582	7,362
General and administrative	8,205	5,105
Operating income	11,675	7,063
Interest expense, net	—	—
Other income, net	46	4
Net income before income taxes	11,721	7,067
Income tax provision	(4,019)	(2,473)
Net income	$7,702	$4,594
Basic earnings per share	$0.39	$0.22
Diluted earnings per share	$0.33	$0.22
Other Financial and Operating Data:
Active communities at end of period	44	28
Home closings	671	485
Average sales price of homes closed	$179,866	$156,535
Gross margin (1)	$31,462	$19,530
Gross margin % (2)	26.1%	25.7%
Adjusted gross margin (3)	$33,585	$20,898
Adjusted gross margin % (2)(3)	27.8%	27.5%
Adjusted EBITDA (4)	$14,004	$8,575
Adjusted EBITDA margin % (2)(4)	11.6%	11.3%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Homes Sales. Our home sales revenues and closings by division for the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
	Revenues	Closings	Revenues	Closings
Texas	$70,773	382	$53,730	345
Southwest	14,906	79	9,633	60
Florida	12,512	67	7,589	47
Southeast	22,499	143	4,967	33
Total home sales	$120,690	671	$75,919	485

Home sales revenues for the three months ended March 31, 2015 were $120.7 million, an increase of $44.8 million, or 59.0%, from $75.9 million for the three months ended March 31, 2014. The increase in home sales revenues is primarily due to a 38.4% increase in homes closed and an increase in the average selling price per home during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase in homes closings was largely due to the increase in the number of active communities in the three months ended March 31, 2015. The average selling price per home closed during the three months ended March 31, 2015 was $179,866, an increase of $23,331, or 14.9%, from the average selling price per home of $156,535 for the three months ended March 31, 2014. The increase in average selling price per home is primarily due to changes in product mix and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended March 31, 2015 to $89.2 million, an increase of $32.8 million, or 58.2%, from $56.4 million for the three months ended March 31, 2014. This increase is primarily due to a 38.4% increase in homes closed during the first three months of 2015 as compared to the first three months of 2014, and to a lesser degree, product mix. Gross margin for the three months ended March 31, 2015 was $31.5 million, an increase of $11.9 million, or 61.1%, from $19.5 million for the three months ended March 31, 2014. Gross margin as a percentage of home sales revenues was 26.1% for the three months ended March 31, 2015 and 25.7% for the three months ended March 31, 2014. The increase in gross margin as a percentage of home sales revenues reflects the higher average home sales price partially offset by increased construction costs and higher lot costs for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Selling Expenses. Selling expenses for the three months ended March 31, 2015 were $11.6 million, an increase of $4.2 million, or 57.3%, from $7.4 million for the three months ended March 31, 2014. Sales commissions increased to $4.7 million for the three months ended March 31, 2015 from $2.7 million during that same period in the prior year primarily due to a 38.4% increase in homes closed during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Advertising and direct mail costs increased to $2.5 million during the three months ended March 31, 2015 from $1.7 million for the same period in the prior year primarily due to the increase in the number of active communities for the first quarter of 2015 as compared to the first quarter of 2014. Selling expenses as a percentage of home sales revenues were 9.6% and 9.7% for the three months ended March 31, 2015 and 2014, respectively. The decrease of selling expenses as a percentage of home sales revenues was primarily due to a decrease in direct mail costs partially offset by higher web based advertising in the first three months of 2015 as a result of higher average home sales prices.
General and Administrative. General and administrative expenses for the three months ended March 31, 2015 were $8.2 million, an increase of $3.1 million, or 60.7%, from $5.1 million for the three months ended March 31, 2014. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities during the first quarter of 2015 as compared to the first quarter of 2014 and additional employees added to support this increase. During the three months ended March 31, 2015, we also incurred approximately $1.0 million in additional costs related to our annual performance recognition and training events that are traditionally held during the first quarter of each year. General and administrative expenses as a percentage of home sales revenues were 6.8% and 6.7% for the three months ended March 31, 2015 and 2014, respectively.
Operating Income and Net Income. Operating income for the three months ended March 31, 2015 was $11.7 million, an increase of $4.6 million, or 65.3%, from $7.1 million for the three months ended March 31, 2014. Net income for the three months ended March 31, 2015 was $7.7 million, an increase of $3.1 million, or 67.7%, from $4.6 million for the three months ended March 31, 2014. The increases are primarily attributed to a 38.4% increase in homes closed and the increase in average home sales price during the first quarter of 2015 as compared to the first quarter of 2014, net of increased expenses associated with new communities.
Non-GAAP Measures

In addition to the results reported in accordance with U.S. GAAP, we have provided information in this Quarterly Report on Form 10-Q relating to “Adjusted Gross Margin,” and “Adjusted EBITDA.”

Adjusted Gross Margin

Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin less capitalized interest and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes this information is useful because it isolates the impact that capitalized interest and purchase accounting adjustments have on gross margin. However, because adjusted gross margin information excludes capitalized interest and purchase accounting adjustments, which have real economic effects and could impact our results, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance.
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Home sales revenues	$120,690	$75,919
Cost of sales	89,228	56,389
Gross margin	31,462	19,530
Purchase accounting adjustments (a)	1,061	1,091
Capitalized interest charged to cost of sales	1,062	277
Adjusted gross margin	$33,585	$20,898
Gross margin % (b)	26.1%	25.7%
Adjusted gross margin % (b)	27.8%	27.5%

(a)
Adjustments result from the application of purchase accounting related to prior acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.

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

The following table reconciles adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$7,702	$4,594
Income taxes	4,019	2,473
Depreciation and amortization (a)	206	144
Capitalized interest charged to cost of sales	1,062	277
Purchase accounting adjustments (b)	1,061	1,091
Other income, net	(46)	(4)
Adjusted EBITDA	$14,004	$8,575
Adjusted EBITDA margin % (c)	11.6%	11.3%

(a)	Depreciation and amortization expenses includes amortization related to the marketing intangible asset.

(b)
Adjustments result from the application of purchase accounting related to prior acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.

(c)	Calculated as a percentage of home sales revenues.

Backlog

We sell our homes under standard purchase contracts, which require a homebuyer to pay a deposit at the time of signing the purchase contract. The amount of the required deposit is minimal (generally $1,000 or less). The deposits are refundable if the homebuyer is unable to obtain mortgage financing. We permit our homebuyers to cancel the purchase contract and obtain a refund of their deposit in the event mortgage financing cannot be obtained within a certain period of time, as specified in their purchase contract. Typically our homebuyers provide documentation regarding their ability to obtain mortgage financing within 14 days after the purchase contract is signed. If we determine that the homebuyer is not qualified to obtain mortgage financing or is not otherwise financially able to purchase the home, we will terminate the purchase contract. If a purchase contract has not been cancelled or terminated within 14 days after the purchase contract has been signed, then the homebuyer has met the preliminary criteria to obtain mortgage financing. Only purchase contracts that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing are included in new (gross) orders.

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

Backlog Data	Three Months Ended March 31,
	2015	2014
Net orders (1)	968	619
Cancellation rate (2)	21.4%	29.5%
Ending backlog – homes (3)	601	324
Ending backlog – value (3)	$115,638	$52,646

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that have met our preliminary financing criteria but have not yet closed. Ending backlog is valued at the contract amount.

Land Acquisition Policies and Development

We increased our active communities to 44 as of March 31, 2015 from 39 as of December 31, 2014. We also increased our lot inventory from 19,883 owned or controlled lots as of December 31, 2014 to 21,286 owned or controlled lots as of March 31, 2015.

The table below shows (i) home closings by division for the three months ended March 31, 2015, and (ii) our owned or controlled lots by division as of March 31, 2015.

	Three Months Ended March 31, 2015	As of March 31, 2015
Division	Home Closings	Owned (1)	Controlled	Total
Texas	382	11,023	2,251	13,274
Southwest	79	1,241	869	2,110
Florida	67	994	1,170	2,164
Southeast	143	3,041	697	3,738
Total	671	16,299	4,987	21,286

(1)	Of the 16,299 owned lots as of March 31, 2015, 10,694 were raw/under development lots and 5,605 were finished lots.

Homes in Inventory

When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory levels. At March 31, 2015, we had a total of 351 completed homes and 667 homes in progress in inventory.

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

Liquidity and Capital Resources

Overview
As of March 31, 2015, we had $39.0 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, plats, vertical development, construction of sales offices, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of revenues. In the later stages of an active community, cash inflows may significantly exceed revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
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

Secured Revolving Credit Facility
In April 2014, we entered into a credit agreement with a syndication of lenders and Texas Capital Bank, National Association, as administrative agent and letter of credit issuer (the “Credit Agreement”). The Credit Agreement provides for a $200.0 million senior secured revolving credit facility which matures on April 28, 2017. Borrowings under the Credit Agreement are limited to the borrowing base, which is based on the loan value of the pool of collateral in which the lenders have a security interest. We may add houses, vacant lots, land, and acquisition and development projects to the pool of collateral through April 28, 2015. The loan value of speculative houses, pre-sold houses, model houses, vacant lots, land, and acquisition and development projects is adjusted based on formulas with respect to each of those categories of collateral; the loan value of the collateral decreases based on the amount of time such collateral is in the borrowing base. Subsequent to April 28, 2015 and through April 28, 2016, advances will continue to be made for assets previously included in the pool of collateral as they move into higher funding categories. Pre-sold homes may remain in the borrowing base for up to one year. Speculative homes may remain in the borrowing base for up to 18 months. Vacant lots, land and acquisition and development projects may remain in the borrowing base for up to three years. As of March 31, 2015, the borrowing base was $200.0 million, of which $152.9 million was outstanding and $46.5 million was available to borrow, net of $0.6 million for letter of credit assurances.
The Credit Agreement requires us to maintain a minimum EBITDA to debt service ratio of 4.0 to 1.0, debt-to-capitalization ratio not to exceed 0.60 to 1.0 and a tangible net worth of not less than $145.0 million plus 100% of the net proceeds of any issuances of stock or other equity interests of ours or any of our subsidiaries (an “Obligated Party”) (other than to another Obligated Party) after April 2014, plus 50% of the amount of our net income, on a consolidated basis (but without deduction for any net loss), for each fiscal quarter ending after April 2014. The Credit Agreement also requires us to maintain a leverage ratio of not more than 1.75 to 1.0 and to maintain liquidity in excess of $40.0 million effective March 31, 2015. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt. At March 31, 2015, we were in compliance with all of the covenants contained in the Credit Agreement.

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
On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders, which allows us to elect any combination of cash and shares of our common stock upon the conversion of the Convertible Notes. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of specific events.

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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, total $13.0 million as of March 31, 2015. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds, letters of credit or financial guarantees as of March 31, 2015 will be drawn upon.

Cash Flows

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014
Net cash used in operating activities during the three months ended March 31, 2015 was $5.4 million as compared to $41.4 million during the three months ended March 31, 2014. The $36.0 million decrease in net cash used in operating activities was primarily attributable to a $21.0 million net decrease in real estate inventory acquired and a $13.2 million decrease in pre-acquisition costs and deposits during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. We made land and finished lot purchases in all of our divisions, with the majority of purchases in Texas.
Net cash used in investing activities was $0.5 million during the three months ended March 31, 2015 as compared to $0.3 million during the three months ended March 31, 2014 for the purchase of property and equipment and earnout payments for the Oakmont Acquisition.
Net cash provided by financing activities totaled $13.5 million during the three months ended December 31, 2015 as compared to $13.3 million during the three months ended March 31, 2014. The $0.2 million increase in net cash provided by financing activities is due to the increase in net borrowings in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of March 31, 2015, we had $6.8 million of cash deposits pertaining to land option contracts and purchase contracts for 4,987 lots with an aggregate remaining purchase price of $106.0 million. Approximately $4.5 million of the cash deposits as of March 31, 2015 are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by indemnity mortgages on the related property.
Our utilization of land option contracts is dependent on, among other things, the availability of land sellers, willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing conditions, and local market dynamics. Option contracts may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain markets.
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to home buyers.
Contractual Obligations
There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2015 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	adverse economic changes either nationally or in the markets in which we operate, including, among other things, increases in unemployment, volatility of mortgage interest rates and inflation;

•	a slowdown in the homebuilding industry;

•	continued volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	our ability to successfully expand into new markets;

•	our ability to successfully extend our business model to building homes with higher price points, developing larger communities and sales of acreage home sites;

•	our ability to identify potential acquisition candidates and close such acquisitions;

•	our ability to successfully integrate any acquisitions, including the assets acquired from Oakmont Home Builders, Inc. and its affiliate, with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	an inability to develop our projects successfully or within expected timeframes;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third party contractors and our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business;

•	other factors we discuss under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

•	the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019) and variable-rate debt, (our $200.0 million secured revolving credit facility) as part of financing our operations. On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders, which allows us to elect any combination of cash and shares of our common stock upon the conversion of Convertible Notes. We do not have the obligation to prepay our fixed-rate debt related to inventory obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt until, and if, we are required to refinance it.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2015. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of March 31, 2015, we had $152.9 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of March 31, 2015 was 3.75%, the floor rate of the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $1.5 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LGI Homes, Inc.

Date:	May 7, 2015	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	May 7, 2015	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amended Annual Bonus Plan
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†
XBRL information is deemed not filed or a part of a registration statement or Annual Report for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.