Form 10-Q
period 2015-06-30
LGI Homes, Inc.
filed 2015-08-05
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Yes  ☐    No  ☒

As of August 3, 2015, there were 19,908,482 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Cash and cash equivalents	$49,747	$31,370
Accounts receivable	14,773	7,365
Real estate inventory	407,072	367,908
Pre-acquisition costs and deposits	7,936	9,878
Property and equipment, net	2,076	1,610
Other assets	9,187	7,515
Goodwill and intangible assets, net	12,358	12,481
Total assets	$503,149	$438,127

LIABILITIES AND EQUITY
Accounts payable	$24,685	$15,479
Accrued expenses and other liabilities	31,491	21,365
Deferred tax liabilities, net	1,980	2,685
Notes payable	239,931	216,099
Total liabilities	298,087	255,628

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 20,908,482 shares issued and 19,908,482 shares outstanding as of June 30, 2015 and 20,849,044 shares issued and 19,849,044 shares outstanding as of December 31, 2014	209	208
Additional paid-in capital	164,403	163,520
Retained earnings	57,000	35,321
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	205,062	182,499
Total liabilities and equity	$503,149	$438,127

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$158,826	$106,412	$279,516	$182,332

Cost of sales	116,253	78,016	205,481	134,405
Selling expenses	13,393	9,186	24,975	16,549
General and administrative	7,943	5,337	16,148	10,442
Operating income	21,237	13,873	32,912	20,936
Other income, net	9	31	55	35
Net income before income taxes	21,246	13,904	32,967	20,971
Income tax provision	(7,269)	(4,867)	(11,288)	(7,340)
Net income	$13,977	$9,037	$21,679	$13,631
Basic and diluted earnings per share data:
Basic	$0.70	$0.44	$1.09	$0.66
Diluted	$0.66	$0.43	$0.97	$0.65

Weighted average number of shares of common stock:
Basic	19,908,482	20,763,449	19,880,569	20,763,449
Diluted	21,246,875	20,868,910	22,536,841	20,867,337

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2014	20,849,044	$208	$163,520	$35,321	$(16,550)	$182,499
Net income	—	—	—	21,679	—	21,679
Issuance of equity awards in settlement of accrued bonuses	—	—	238	—	—	238
Compensation expense for equity awards	—	—	671	—	—	671
Tax deficiencies from equity awards	—	—	(25)	—	—	(25)
Stock issued under employee incentive plans	59,438	1	(1)	—	—	—
BALANCE—June 30, 2015	20,908,482	$209	$164,403	$57,000	$(16,550)	$205,062

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$21,679	$13,631
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	422	301
Loss on disposal of assets	—	10
Compensation expense for equity awards	671	380
Tax deficiencies from equity awards	25	—
Deferred income taxes	(704)	(159)
Changes in assets and liabilities:
Accounts receivable	(7,409)	(3,823)
Real estate inventory	(33,729)	(75,309)
Pre-acquisition costs and deposits	1,942	(9,615)
Other assets	155	(240)
Accounts payable	9,465	5,352
Accrued expenses and other liabilities	5,641	1,996
Net cash used in operating activities	(1,842)	(67,476)
Cash flows from investing activities:
Purchases of property and equipment	(417)	(539)
Net cash used in investing activities	(417)	(539)
Cash flows from financing activities:
Proceeds from notes payable	177,802	60,765
Payments on notes payable	(154,706)	(2,374)
Loan issuance costs	(1,827)	(1,594)
Payment for earnout obligation	(608)	—
Tax deficiencies from equity awards	(25)	—
Net cash provided by financing activities	20,636	56,797
Net increase (decrease) in cash and cash equivalents	18,377	(11,218)
Cash and cash equivalents, beginning of period	31,370	54,069
Cash and cash equivalents, end of period	$49,747	$42,851

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our,”), is engaged in the development of communities and design, construction, marketing and sale of new homes. At June 30, 2015, we had operations in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina and South Carolina.

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

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2015 and 2014, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us beginning January 1, 2018 and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption of this ASU is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

2.     ACQUISITION
Oakmont Acquisition
On October 2, 2014, we acquired certain home building assets and liabilities of Oakmont Home Builders, Inc. (“Oakmont”) and certain land positions of EST Properties, LLC, an affiliate of Oakmont (the “Oakmont Acquisition”). As a result of the Oakmont Acquisition, we established an immediate presence in residential homebuilding in the Charlotte, North Carolina, market acquiring 150 homes under construction and more than 1,000 owned and controlled lots. The total purchase price for the Oakmont Acquisition was approximately $17.3 million, consisting of approximately $15.2 million in cash and a contingent earnout based on home closings through December 31, 2017. During the quarter ended June 30, 2015, we closed 60 homes attributable to the Oakmont Acquisition resulting in a $240,000 earnout obligation to be paid during the third quarter of 2015. The earnout liability is included in other liabilities on the consolidated balance sheet and will be subject to adjustment based on revisions to the forecasted absorption rate and the actual number of homes closed during the earnout period.

3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Land, land under development, and finished lots	$262,649	$244,658
Sales offices	8,563	6,978
Homes in progress	95,527	55,807
Completed homes	40,333	60,465
Total real estate inventory	$407,072	$367,908
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

4.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Inventory related obligations	$11,972	$7,275
Retentions payable	1,391	2,696
Accrued compensation, bonuses and benefits	3,284	2,434
Earnout liability	1,838	2,196
Taxes payable	5,524	1,448
Warranty reserve	1,000	900
Other	6,482	4,416
Total accrued expenses and other liabilities	$31,491	$21,365

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

Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Warranty reserves, beginning of period	$900	$700	$900	$630
Warranty provision	654	184	1,042	356
Warranty expenditures	(554)	(59)	(942)	(161)
Warranty reserves, end of period	$1,000	$825	$1,000	$825

5.     NOTES PAYABLE
Revolving Credit Agreement
In May 2015, we entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a $225.0 million revolving credit facility, which can be increased upon our request up to $300.0 million, subject to the terms and conditions of the Credit Agreement. The revolving credit facility matures on May 26, 2018. Prior to each annual anniversary of the Credit Agreement, we may request a one year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $500,000. Prior to the occurrence of a trigger event under the Credit Agreement, the revolving credit facility will be unsecured except that the facility will be secured by a first priority lien in land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million. As of June 30, 2015, the borrowing base was $225.0 million, of which $162.5 million was outstanding, $3.7 million represents letter of credit assurances, and $58.8 million was available to borrow.
Interest on borrowings under the Credit Agreement is paid monthly at LIBOR plus 3.50%. At June 30, 2015, LIBOR was 0.19%.

The Credit Agreement contains various financial covenants including a tangible net worth ratio; a leverage ratio; a minimum liquidity amount; and an EBITDA to interest expense ratio. The Credit Agreement also prohibits us from making any investments, other than as permitted under the Credit Agreement. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt. At June 30, 2015, we were in compliance with all of the covenants contained in the Credit Agreement.

Convertible Notes
In November 2014, we issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”). The Convertible Notes mature on November 15, 2019 and bear interest at a rate of 4.25%, payable semiannually in May and November. Prior to May 15, 2019, the Convertible Notes will be convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019, note holders can convert their Convertible Notes at any time at their option.
When issued, the conversion of the Convertible Notes could only be settled in shares of our common stock. On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders, which allows us to elect any combination of cash and shares of our common stock upon the conversion of the Convertible Notes. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of specific events.
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
Notes payable consist of the following (in thousands):

	June 30, 2015	December 31, 2014

LGI Homes, Inc.—Notes payable to Wells Fargo Bank, National Association and several financial institutions under the Credit Agreement ($225.0 million revolving credit facility) maturing on May 26, 2018; interest paid monthly at LIBOR plus 3.50%; collateralized by certain land, land under development, and finished lots (carrying value of $42.5 million at June 30, 2015)	$162,500	$—
LGI Homes, Inc.—Notes payable to Texas Capital Bank, National Association and a syndication of lenders under the Credit Agreement ($200.0 million secured revolving credit facility) repaid and terminated on May 27, 2015; interest paid monthly at LIBOR plus 2.75%, with a LIBOR floor of 1.00%	—	139,404
LGI Homes, Inc.— 4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of approximately $7.6 million and $8.3 million in unamortized discount at June 30, 2015 and December 31, 2014, respectively	77,431	76,695
Total notes payable	$239,931	$216,099

Capitalized Interest
Interest activity, including other financing costs and accretion of discount, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest incurred	$3,519	$1,078	$6,879	$1,677
Less: Amounts capitalized	(3,519)	(1,078)	(6,879)	(1,677)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$3,260	$769	$4,638	$1,435

Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of Convertible Notes discount of $1.1 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $2.0 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

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

We file U.S. federal income tax returns as well as income tax returns in various states. As of June 30, 2015 we have no unrecognized tax benefits. We are not presently under exam for income tax by any taxing jurisdiction, and no longer remain subject to exam for years before 2012 (2011 for Texas).

Our effective tax rate of 34.2% is lower than the statutory rate primarily as a result of a decrease in the rate for the federal Domestic Production Activity Deduction offset by an increase in rate for state income taxes, net of the federal benefit.

Income taxes paid were $4.4 million and $6.8 million for the three months ended June 30, 2015 and 2014, respectively. Income taxes paid were $8.4 million and $7.7 million for the six months ended June 30, 2015 and 2014, respectively.

7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator (in thousands):
Numerator for basic earnings per share	$13,977	$9,037	$21,679	$13,631
Effect of dilutive securities:
Interest expense associated with Convertible Notes, net of taxes	39	—	190	—
Numerator for diluted earnings per share	$14,016	$9,037	$21,869	$13,631
Denominator:
Basic weighted average shares outstanding	19,908,482	20,763,449	19,880,569	20,763,449
Effect of dilutive securities:
Convertible Notes	1,302,439	—	2,619,270	—
Restricted stock units	35,954	105,461	37,002	103,888
Diluted weighted average shares outstanding	21,246,875	20,868,910	22,536,841	20,867,337

Basic earnings per share	$0.70	$0.44	$1.09	$0.66
Diluted earnings per share	$0.66	$0.43	$0.97	$0.65

In accordance with ASC 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the “if-converted” method through April 30, 2015. The interest expense related to the Convertible Notes through April 30, 2015 is the amount included in cost of sales. On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders which allows us to elect any combination of cash and shares of our common stock upon the conversion of the Convertible Notes. Therefore, subsequent to April 30, 2015, the treasury stock method has been used to calculate the dilutive effect of the Convertible Notes, since we have the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. Under the treasury stock method, the Convertible Notes will have a dilutive impact on diluted earnings per share to the extent that the average market price of our common stock for a given period exceeds the conversion price of $21.52 per share.

5,805 and 10,637 non-vested restricted stock units were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2015, respectively, and 118 and 94 non-vested restricted stock units were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2014, respectively, because their effect was antidilutive.

8.    STOCK-BASED COMPENSATION

Non-performance Based Restricted Stock Units
The following table summarizes the activity of our restricted stock units ("RSUs"):

	Six months ended June 30,
	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	102,786	$15.43	140,222	$11.00
Granted	65,436	$15.10	63,372	$17.24
Vested	(59,438)	$17.20	—	$—
Forfeited	(1,952)	$14.51	(1,478)	$11.00
Ending balance	106,832	$14.26	202,116	$12.96
In March 2015, we issued 56,611 RSUs for 2014 bonuses to certain officers and managers under the Annual Bonus Plan. The RSUs vest over three years and will be settled in shares of our common stock. In addition, during the six months ended June 30, 2015, we issued 8,825 RSUs to certain employees and executives which vest over three years. The RSUs will be settled in shares of our common stock.
We recognized $0.1 million and $0.2 million of stock-based compensation expense related to outstanding RSUs grants for the three months ended June 30, 2015 and 2014, respectively. We recognized $0.3 million and $0.2 million of stock-based compensation expense related to outstanding RSUs grants for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, we had unrecognized compensation cost of $1.1 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.5 years.
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
The following table summarizes the activity of our PSUs:

Period Granted	Target PSUs Outstanding December 31, 2014	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at June 30, 2015	Weighted Average Grant Date Fair Value
2014	62,906	—	—	—	62,906	$17.09
2015	—	127,111	—	—	127,111	$13.34
Total	62,906	127,111	—	—	190,017

As of June 30, 2015, the target amount represents management's best estimate of the number of shares of our common stock expected to be issued at the end of each three-year performance cycle. We recognized $0.2 million and $0.1 million of total stock-based compensation expense related to outstanding PSU grants for the three months ended June 30, 2015 and 2014, respectively. We recognized $0.4 million and $0.1 million of total stock-based compensation expense related to outstanding PSU grants for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, we had unrecognized compensation cost of $2.0 million, based on the target amount, related to PSUs, which is expected to be recognized over a weighted average period of 1.6 years.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximate their carrying amounts due to the short term nature of these instruments. As of June 30, 2015, the revolving credit facility's carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates.
The Convertible Notes, as discussed in Note 5, were initially recorded at estimated fair value determined using Level 2 measurements. No significant changes occurred through December 31, 2014 and the recorded value of $76.7 million at December 31, 2014 approximated fair value. The fair value of the Convertible Notes was $75.9 million as of June 30, 2015 using Level 2 measurements compared to the carrying value of $77.4 million.
The fair value of the Oakmont Acquisition earnout, discussed in Note 2, is determined using Level 3 measurements based on the forecasted number of home closings adjusted to reflect probability weighted absorption scenarios and a 10% discount rate and has been estimated to be approximately $1.8 million and $2.2 million as of June 30, 2015 and December 31, 2014, respectively. Significant assumptions impacting our estimates of the fair value of the earnout include absorption rates, the timing of the completion of development activities and the discount rate.

10.    RELATED PARTY TRANSACTIONS

Consulting Fees
We have a three year consulting agreement with a family member of our chief executive officer for $100,000 per year payable on a monthly basis, which expires November 2016. Consulting fees were approximately $25,000 for each of the three month periods ended June 30, 2015 and 2014 and approximately $50,000 for each of the six month periods ended June 30, 2015 and 2014.

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

We have provided unsecured environmental indemnities to certain lenders. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we may have recourse against previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters at June 30, 2015 and December 31, 2014.

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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In most instances, we will also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a VIE. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of June 30, 2015 and December 31, 2014, we determined we were not the primary beneficiary for any VIEs associated with non-refundable land deposit and option contracts.
The table below presents a summary of our lots under option or contract (in thousands, except for lot count):

	June 30, 2015	December 31, 2014
Land deposits and option payments	$7,507	$9,591
Commitments under the land purchase option and deposit contracts if the purchases are consummated	$130,022	$86,277
Lots under land options and land purchase contracts	5,780	3,921
As of June 30, 2015 and December 31, 2014, approximately $4.3 million and $7.4 million of the land deposits are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by mortgages on the related property.

Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $17.3 million (including $3.7 million under our revolving credit facility) and $7.7 million at June 30, 2015 and December 31, 2014, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit or bonds, if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.

12.     SEGMENT INFORMATION
We operate one principal homebuilding business which is organized and reports by division. We have five operating segments at June 30, 2015: the Texas division, the Southwest division, the Southeast division, the Florida division and the Northwest division. The Northwest division was formed during the second quarter of 2015 but the Northwest division had no operations as of June 30, 2015. The Texas division is the largest division and it comprised approximately 58% and 70% of total home sales revenues for the six months ended June 30, 2015, and 2014, respectively.
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
Business Overview
We are one of the nation’s fastest growing public homebuilders in terms of percentage increase of home closings. We are engaged in the design, construction, marketing and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina and South Carolina. Our core markets include Houston, San Antonio, Dallas/Fort Worth, Austin, Phoenix, Tucson, Tampa, Orlando, Atlanta, Albuquerque, Denver and Charlotte. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 10,000 homes. During the six months ended June 30, 2015, we had 1,524 home closings, compared to 1,147 home closings during the six months ended June 30, 2014.
Recent Developments
In May 2015, we entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a $225.0 million revolving credit facility, which can be increased upon our request up to $300.0 million, subject to the terms and conditions of the Credit Agreement. The revolving credit facility matures on May 26, 2018. Please see "—Liquidity and Capital Resources—Revolving Credit Facility" for a description of the Credit Agreement.
In June 2015, we formed our Northwest Division and put finished lots under contract in the Seattle, Washington market.
To enhance our presence in the Denver, Colorado market, we purchased finished lots and entitled land representing approximately 400 lots from Jack Fisher Homes, a Utah-based home builder, in July 2015.
Key Results
Key financial results as of and for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, were as follows:

•	Homes closed increased 28.9% to 853 homes from 662 homes with an increase in the average sales price of our homes to $186,197 from $160,744, or 15.8%.

•	Home sales revenues increased 49.3% to $158.8 million from $106.4 million.

•	Gross margin as a percentage of home sales revenues increased to 26.8% from 26.7%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 28.2% from 27.9%.

•	Net income before income taxes increased 52.8% to $21.2 million from $13.9 million.

•	Adjusted EBITDA margin (non-GAAP) as a percentage of home sales revenues increased to 14.9% from 14.4%.

•	Active communities increased to 45 from 31.
Total owned and controlled lots increased to 22,192 lots at June 30, 2015 from 21,286 lots at March 31, 2015.
Key financial results as of and for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, were as follows:

•	Homes closed increased 32.9% to 1,524 homes from 1,147 homes with an increase in the average sales price of our homes to $183,409 from $158,964, or 15.4%.

•	Home sales revenues increased 53.3% to $279.5 million from $182.3 million.

•	Gross margin as a percentage of home sales revenues increased to 26.5% from 26.3%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 28.1% from 27.8%.

•	Net income before income taxes increased 57.2% to $33.0 million from $21.0 million.

•	Adjusted EBITDA margin (non-GAAP) as a percentage of home sales revenues increased to 13.5% from 13.1%.
Total owned and controlled lots increased to 22,192 lots at June 30, 2015 from 19,883 lots at December 31, 2014.
For a reconciliation of certain non-GAAP measures to the most directly comparable GAAP measure, please see
“—Non-GAAP Measures.”

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Revenues	$158,826	$106,412	$279,516	$182,332
Expenses:
Cost of sales	116,253	78,016	205,481	134,405
Selling expenses	13,393	9,186	24,975	16,549
General and administrative	7,943	5,337	16,148	10,442
Operating income	21,237	13,873	32,912	20,936
Other income, net	9	31	55	35
Net income before income taxes	21,246	13,904	32,967	20,971
Income tax provision	(7,269)	(4,867)	(11,288)	(7,340)
Net income	$13,977	$9,037	$21,679	$13,631
Basic earnings per share	$0.70	$0.44	$1.09	$0.66
Diluted earnings per share	$0.66	$0.43	$0.97	$0.65
Other Financial and Operating Data:
Active communities at end of period	45	31	45	31
Home closings	853	662	1,524	1,147
Average sales price of homes closed	$186,197	$160,744	$183,409	$158,964
Gross margin (1)	$42,573	$28,396	$74,035	$47,927
Gross margin % (2)	26.8%	26.7%	26.5%	26.3%
Adjusted gross margin (3)	$44,823	$29,715	$78,408	$50,615
Adjusted gross margin % (2)(3)	28.2%	27.9%	28.1%	27.8%
Adjusted EBITDA (4)	$23,704	$15,349	$37,707	$23,925
Adjusted EBITDA margin % (2)(4)	14.9%	14.4%	13.5%	13.1%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Homes Sales. Our home sales revenues and closings by division for the three months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2015		2014
	Revenues	Closings	Revenues	Closings
Texas	$91,712	488	$74,099	465
Southwest	28,767	143	10,300	61
Florida	18,703	101	14,127	85
Southeast	19,644	121	7,886	51
Total home sales	$158,826	853	$106,412	662

Home sales revenues for the three months ended June 30, 2015 were $158.8 million, an increase of $52.4 million, or 49.3%, from $106.4 million for the three months ended June 30, 2014. The increase in home sales revenues is primarily due to a 28.9% increase in homes closed and an increase in the average selling price per home during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in home closings was largely due to the increase in the number of active communities in the three months ended June 30, 2015. The average selling price per home closed during the three months ended June 30, 2015 was $186,197, an increase of $25,453, or 15.8%, from the average selling price per home of $160,744 for the three months ended June 30, 2014. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended June 30, 2015 to $116.3 million, an increase of $38.2 million, or 49.0%, from $78.0 million for the three months ended June 30, 2014. This increase is primarily due to a 28.9% increase in homes closed during the second quarter of 2015 as compared to the second quarter of 2014, and to a lesser degree, product mix. Gross margin for the three months ended June 30, 2015 was $42.6 million, an increase of $14.2 million, or 49.9%, from $28.4 million for the three months ended June 30, 2014. Gross margin as a percentage of home sales revenues was 26.8% for the three months ended June 30, 2015 and 26.7% for the three months ended June 30, 2014. The increase in gross margin as a percentage of home sales revenues reflects the higher average home sales price partially offset by increased construction costs, overall higher lot costs and higher carrying costs (including capitalized interest) attributed to closed homes for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Selling Expenses. Selling expenses for the three months ended June 30, 2015 were $13.4 million, an increase of $4.2 million, or 45.8%, from $9.2 million for the three months ended June 30, 2014. Sales commissions increased to $6.5 million for the three months ended June 30, 2015 from $3.9 million during the same period in the prior year, primarily due to a 49.3% increase in home sales revenue during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Advertising and direct mail costs increased to $2.3 million during the three months ended June 30, 2015 from $2.1 million for the three months ended June 30, 2014 primarily due to the increase in the number of active communities. Selling expenses as a percentage of home sales revenues were 8.4% and 8.6% for the three months ended June 30, 2015 and 2014, respectively, and reflect operating leverage realized related to advertising costs partially offset by an increase in outside broker expense in the second quarter of 2015.
General and Administrative. General and administrative expenses for the three months ended June 30, 2015 were $7.9 million, an increase of $2.6 million, or 48.8%, from $5.3 million for the three months ended June 30, 2014. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities during the second quarter of 2015 as compared to the second quarter of 2014. General and administrative expenses as a percentage of home sales revenues were comparable at 5.0% for each of the three months ended June 30, 2015 and 2014.

Operating Income and Net Income. Operating income for the three months ended June 30, 2015 was $21.2 million, an increase of $7.4 million, or 53.1%, from $13.9 million for the three months ended June 30, 2014. Net income for the three months ended June 30, 2015, was $14.0 million, an increase of $4.9 million, or 54.7%, from $9.0 million for the three months ended June 30, 2014. The increases are primarily attributed to a 28.9% increase in homes closed, the increase in average home sales price during the second quarter of 2015 as compared to the second quarter of 2014, and operating leverage realized related to selling expenses, net of increased expenses associated with new communities.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Homes Sales. Our home sales revenues and closings by division for the six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2015		2014
	Revenues	Closings	Revenues	Closings
Texas	$162,485	870	$127,829	810
Southwest	43,673	222	19,934	121
Florida	31,215	168	21,715	132
Southeast	42,143	264	12,854	84
Total home sales	$279,516	1,524	$182,332	1,147

Home sales revenues for the six months ended June 30, 2015 were $279.5 million, an increase of $97.2 million, or 53.3%, from $182.3 million for the six months ended June 30, 2014. The increase in home sales revenues is primarily due to a 32.9% increase in homes closed and an increase in the average selling price per home during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in homes closings was largely due to the increase in the number of active communities in the six months ended June 30, 2015. The average selling price per home closed during the six months ended June 30, 2015 was $183,409, an increase of $24,445, or 15.4%, from the average selling price per home of $158,964 for the six months ended June 30, 2014. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the six months ended June 30, 2015 to $205.5 million, an increase of $71.1 million, or 52.9%, from $134.4 million for the six months ended June 30, 2014. This increase is primarily due to a 32.9% increase in homes closed during the first six months of 2015 as compared to the first six months of 2014, and to a lesser degree, product mix. Gross margin for the six months ended June 30, 2015 was $74.0 million, an increase of $26.1 million or 54.5%, from $47.9 million for the six months ended June 30, 2014. Gross margin as a percentage of home sales revenues was 26.5% for the six months ended June 30, 2015 and 26.3% for the six months ended June 30, 2014. The increase in gross margin as a percentage of home sales revenues reflects the higher average home sales price partially offset by increased construction costs, overall higher lot costs and higher carrying costs (including capitalized interest) attributed to closed homes for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Selling Expenses. Selling expenses for the six months ended June 30, 2015 were $25.0 million, an increase of $8.4 million, or 50.9%, from $16.5 million for the six months ended June 30, 2014. Sales commissions increased to $11.2 million for the six months ended June 30, 2015 from $6.7 million during the same period in the prior year primarily due to a 53.3% increase in home sales revenue during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Advertising and direct mail costs increased to $4.9 million during the six months ended June 30, 2015 from $3.8 million for the six months ended June 30, 2014 primarily due to the increase in the number of active communities. Selling expenses as a percentage of home sales revenues were 8.9% and 9.1% for the six months ended June 30, 2015 and 2014, respectively, and reflect operating leverage realized related to advertising costs partially offset by an increase in outside broker expense in the first six months of 2015.
General and Administrative. General and administrative expenses for the six months ended June 30, 2015 were $16.1 million, an increase of $5.7 million, or 54.6%, from $10.4 million for the six months ended June 30, 2014. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities during the first six months of 2015 as compared to the first six months of 2014. We also incurred approximately $1.0 million in additional costs related to our annual performance recognition and training events that are traditionally held during the first quarter of each year. General and administrative expenses as a percentage of home sales revenues were 5.8% and 5.7% for the six months ended June 30, 2015 and 2014, respectively.

Operating Income and Net Income. Operating income for the six months ended June 30, 2015 was $32.9 million, an increase of $12.0 million, or 57.2%, from $20.9 million for the six months ended June 30, 2014. Net income for the six months ended June 30, 2015 was $21.7 million, an increase of $8.0 million, or 59.0%, from $13.6 million for the six months ended June 30, 2014. The increases are primarily attributed to a 32.9% increase in homes closed, the increase in average home sales price during the first six months of 2015 as compared to the first six months of 2014, and operating leverage realized to selling expenses, net of increased expenses associated with new communities.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Home sales revenues	$158,826	$106,412	$279,516	$182,332
Cost of sales	116,253	78,016	205,481	134,405
Gross margin	42,573	28,396	74,035	47,927
Purchase accounting adjustments (a)	760	923	1,821	2,014
Capitalized interest charged to cost of sales	1,490	396	2,552	674
Adjusted gross margin	44,823	29,715	$78,408	$50,615
Gross margin % (b)	26.8%	26.7%	26.5%	26.3%
Adjusted gross margin % (b)	28.2%	27.9%	28.1%	27.8%

(a)
Adjustments result from the application of purchase accounting related to prior acquisitions and represent the amount of the fair value step-up adjustments for real estate inventory included in cost of sales.

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

•
adjusted EBITDA may vary significantly from EBITDA calculations under the terms of our revolving credit facility and should not be used for assessing compliance or non-compliance with financial covenants under our revolving credit facility; and

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

The following table reconciles adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$13,977	$9,037	$21,679	$13,631
Income taxes	7,269	4,867	11,288	7,340
Depreciation and amortization (a)	217	157	422	301
Capitalized interest charged to cost of sales	1,490	396	2,552	674
Purchase accounting adjustments (b)	760	923	1,821	2,014
Other income, net	(9)	(31)	(55)	(35)
Adjusted EBITDA	$23,704	$15,349	$37,707	$23,925
Adjusted EBITDA margin % (c)	14.9%	14.4%	13.5%	13.1%

(a)	Depreciation and amortization expenses include amortization related to the marketing intangible asset.

(b)
Adjustments result from the application of purchase accounting related to prior acquisitions and represent the amount of the fair value step-up adjustments for real estate inventory included in cost of sales.

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

Our “backlog” consists of homes that are under a purchase contract that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed. Since our business model is based on building move-in ready homes before a purchase contract is signed, a significant number of our homes in backlog are substantially complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations and the number of our active communities. Homes in backlog are generally closed within one to two months, although we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract. As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Six Months Ended June 30,
	2015	2014
Net orders (1)	2,155	1,203
Cancellation rate (2)	23.0%	30.4%
Ending backlog – homes (3)	783	246
Ending backlog – value (3)	$148,987	$40,984

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that have met our preliminary financing criteria but have not yet closed. Ending backlog is valued at the contract amount.

Land Acquisition Policies and Development

We increased our active communities to 45 as of June 30, 2015 from 39 as of December 31, 2014. We also increased our lot inventory to 22,192 owned or controlled lots as of June 30, 2015 from 19,883 owned or controlled lots as of December 31, 2014.

The table below shows (i) home closings by division for the six months ended June 30, 2015, and (ii) our owned or controlled lots by division as of June 30, 2015.

	Six Months Ended June 30, 2015	As of June 30, 2015
Division	Home Closings	Owned (1)	Controlled	Total
Texas	870	10,745	3,617	14,362
Southwest	222	1,283	652	1,935
Florida	168	1,054	858	1,912
Southeast	264	3,330	481	3,811
Northwest	—	—	172	172
Total	1,524	16,412	5,780	22,192

(1)	Of the 16,412 owned lots as of June 30, 2015, 10,953 were raw/under development lots and 5,459 were finished lots (including homes in progress and completed homes).

Homes in Inventory

When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory levels. At June 30, 2015, we had a total of 298 completed homes and 1,081 homes in progress in inventory.

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

Seasonality

In all of our divisions, we have historically experienced similar variability in our results of operations and in capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in our second, third and fourth quarters. Thus, our revenue may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. Our revenue and capital requirements are generally similar across our second, third and fourth quarters.

As a result of seasonal activity, our quarterly results of operation and financial position at the end of a particular quarter, especially the first quarter, are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue in the long term.

Liquidity and Capital Resources

Overview
As of June 30, 2015, we had $49.7 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, development, construction of sales offices and inventory, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of revenues. In the later stages of an active community, cash inflows may significantly exceed revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of a business combination.
We generally rely on our ability to finance our operations by generating operating cash flows, borrowing under our revolving credit facility and/or utilizing the proceeds from the issuance of the Convertible Notes. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.

We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, and cash expected to be available from our revolving credit facility, including any future modifications.

Revolving Credit Facility
In May 2015, we entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a $225.0 million revolving credit facility, which can be increased upon our request up to $300.0 million, subject to the terms and conditions of the Credit Agreement. The revolving credit facility matures on May 26, 2018. Prior to each annual anniversary of the closing of the Credit Agreement, we may request a one year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $500,000. Prior to the occurrence of a trigger event under the Credit Agreement, the revolving credit facility will be unsecured except that the facility will be secured by a first priority lien in land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million. As of June 30, 2015, the borrowing base was $225.0 million, of which $162.5 million was outstanding, $3.7 million represents letter of credit assurances, and $58.8 million was available to borrow.
The Credit Agreement requires us to maintain a tangible net worth of not less than $160.5 million plus 75% of the net proceeds of any equity issuances plus 50% of the amount of our net income in any fiscal quarter after the date of the Credit Agreement, a leverage ratio of not greater than 67.5%, liquidity of at least $40.0 million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The Credit Agreement also prohibits us from making any investments, other than as permitted under the Credit Agreement. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt. At June 30, 2015, we were in compliance with all of the covenants contained in the Credit Agreement.

Convertible Notes
In November 2014, we issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”). The Convertible Notes mature on November 15, 2019 and bear interest at a rate of 4.25%, payable semiannually in May and November. Prior to May 15, 2019, the Convertible Notes will be convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019, note holders can convert their Convertible Notes at any time at their option.
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

Letters of Credit and Surety Bonds
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
Under these letters of credit and surety bonds, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds, total $17.3 million as of June 30, 2015. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is likely that any outstanding letters of credit or surety bonds as of June 30, 2015 will be drawn upon.

Cash Flows

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Net cash used in operating activities during the six months ended June 30, 2015 was $1.8 million as compared to $67.5 million during the six months ended June 30, 2014. The $65.6 million decrease in net cash used in operating activities was primarily attributable to a $41.6 million net change related to our continued growth and acquisitions of land and lot additions during the first six months of 2014 and 2015, partially offset by increased home closings during the first six months of 2015. Additionally, an $11.6 million decrease in cash paid for pre-acquisition costs and deposits is related to significant deposits for land and lot additions during the first six months of 2014 as compared to fewer deposits for land and lot additions during the first six months of 2015.
Net cash used in investing activities was $0.4 million during the six months ended June 30, 2015 as compared to $0.5 million during the six months ended June 30, 2014 for the purchase of property and equipment.
Net cash provided by financing activities totaled $20.6 million during the six months ended June 30, 2015 as compared to $56.8 million during the six months ended June 30, 2014. The $36.2 million decrease in net cash provided by financing activities is primarily due to the decrease in net borrowings in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of June 30, 2015, we had $7.5 million of cash deposits pertaining to land option contracts and purchase contracts for 5,780 lots with an aggregate remaining purchase price of $130.0 million. Approximately $4.3 million of the cash deposits as of June 30, 2015 are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by indemnity mortgages on the related property.
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
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction, and carrying costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to home buyers.
Contractual Obligations
Other than the Credit Agreement that we entered into in May 2015, at which time we repaid and terminated our prior secured revolving credit facility, there have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Please see "—Liquidity and Capital Resources—Revolving Credit Facility" for a description of the Credit Agreement.

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

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2015 as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	adverse economic changes either nationally or in the markets in which we operate, including, among other things, increases in unemployment, volatility of mortgage interest rates and inflation;

•	a slowdown in the homebuilding industry;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	our ability to successfully extend our business model to building homes with higher price points, developing larger communities and sales of acreage home sites;

•	an inability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition candidates and close such acquisitions;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	the occurrence of the specific conversion events that enable early conversion of the Convertible Notes;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third party contractors and our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business;

•	other factors we discuss under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

•	the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019) and variable-rate debt, (our $225.0 million revolving credit facility) as part of financing our operations. On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders, which allows us to elect any combination of cash and shares of our common stock upon the conversion of Convertible Notes. We do not have the obligation to prepay the Convertible Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2015. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of June 30, 2015, we had $162.5 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of June 30, 2015 was LIBOR plus 3.50%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $1.6 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LGI Homes, Inc.

Date:	August 5, 2015	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	August 5, 2015	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1**
Credit Agreement, dated as of May 27, 2015, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, as sole Lead Arranger and sole Bookrunner, and Deutsche Bank Securities Inc. and Fifth Third Bank, as Documentation Agents (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-36126) filed with the Securities and Exchange Commission on June 1, 2015).

31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Previously filed.

†
XBRL information is deemed not filed or a part of a registration statement or Annual Report for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.