Form 10-Q
period 2015-09-30
LGI Homes, Inc.
filed 2015-11-04
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Yes  ☐    No  ☒

As of November 2, 2015, there were 20,008,649 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Cash and cash equivalents	$36,465	$31,370
Accounts receivable	15,822	7,365
Real estate inventory	460,475	367,908
Pre-acquisition costs and deposits	7,879	9,878
Property and equipment, net	2,052	1,610
Other assets	11,977	7,515
Goodwill and intangible assets, net	12,296	12,481
Total assets	$546,966	$438,127

LIABILITIES AND EQUITY
Accounts payable	$28,865	$15,479
Accrued expenses and other liabilities	44,591	21,365
Deferred tax liabilities, net	1,478	2,685
Notes payable	247,809	216,099
Total liabilities	322,743	255,628

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 21,008,649 shares issued and 20,008,649 shares outstanding as of September 30, 2015 and 20,849,044 shares issued and 19,849,044 shares outstanding as of December 31, 2014	210	208
Additional paid-in capital	168,143	163,520
Retained earnings	72,420	35,321
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	224,223	182,499
Total liabilities and equity	$546,966	$438,127

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$173,956	$92,516	$453,472	$274,848

Cost of sales	127,949	67,256	333,430	201,661
Selling expenses	14,057	9,239	39,032	25,788
General and administrative	8,902	6,115	25,050	16,557
Operating income	23,048	9,906	55,960	30,842
Other income, net	173	628	228	663
Net income before income taxes	23,221	10,534	56,188	31,505
Income tax provision	(7,801)	(3,488)	(19,089)	(10,828)
Net income	$15,420	$7,046	$37,099	$20,677
Basic and diluted earnings per share data:
Basic	$0.77	$0.34	$1.86	$1.00
Diluted	$0.76	$0.34	$1.72	$0.99

Weighted average number of shares of common stock:
Basic	19,923,079	20,763,449	19,894,859	20,763,449
Diluted	20,318,537	20,881,827	21,665,289	20,871,757

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2014	20,849,044	$208	$163,520	$35,321	$(16,550)	$182,499
Net income	—	—	—	37,099	—	37,099
Issuance of shares, net of offering costs	100,000	1	2,767	—	—	2,768
Issuance of equity awards in settlement of accrued bonuses	—	—	238	—	—	238
Compensation expense for equity awards	—	—	1,644	—	—	1,644
Stock issued under employee incentive plans	59,605	1	(26)	—	—	(25)
BALANCE—September 30, 2015	21,008,649	$210	$168,143	$72,420	$(16,550)	$224,223

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$37,099	$20,677
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	647	471
Loss on disposal of assets	—	14
Compensation expense for equity awards	1,644	627
Excess tax deficiencies from equity awards	25	—
Deferred income taxes	(1,207)	(179)
Changes in assets and liabilities:
Accounts receivable	(8,458)	(4,312)
Real estate inventory	(85,399)	(143,534)
Pre-acquisition costs and deposits	1,999	(9,026)
Other assets	(2,310)	(589)
Accounts payable	14,221	1,449
Accrued expenses and other liabilities	17,387	4,817
Net cash used in operating activities	(24,352)	(129,585)
Cash flows from investing activities:
Purchases of property and equipment	(892)	(828)
Net cash used in investing activities	(892)	(828)
Cash flows from financing activities:
Proceeds from notes payable	185,382	127,528
Payments on notes payable	(154,786)	(2,875)
Loan issuance costs	(1,839)	(2,148)
Payment for offering costs	(313)	—
Payment for earnout obligation	(848)	—
Excess tax deficiencies from equity awards	(25)	—
Proceeds from sale of stock, net of offering expenses	2,768	—
Net cash provided by financing activities	30,339	122,505
Net increase (decrease) in cash and cash equivalents	5,095	(7,908)
Cash and cash equivalents, beginning of period	31,370	54,069
Cash and cash equivalents, end of period	$36,465	$46,161

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our,”), is engaged in the development of communities and design, construction, marketing and sale of new homes. At September 30, 2015, we had operations in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina and South Carolina.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2015 and 2014, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. The significant accounting estimates include real estate inventory and cost of sales, impairment of real estate inventory and property and equipment, warranty reserves, the earnout liability for a completed homebuilder acquisition, performance-based compensation, and loss contingencies.

Recently Issued Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”)No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”(“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03 (as defined below). In particular, ASU 2015-15 clarifies that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 is not expected to have a material effect on our consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) as part of its initiative to reduce complexity in accounting standards (the “Simplification Initiative”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective beginning January 1, 2018 and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption of this ASU is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

2.     ACQUISITION
Oakmont Acquisition
On October 2, 2014, we acquired certain home building assets and liabilities of Oakmont Home Builders, Inc. (“Oakmont”) and certain land positions of EST Properties, LLC, an affiliate of Oakmont (the “Oakmont Acquisition”). As a result of the Oakmont Acquisition, we established an immediate presence in residential homebuilding in the Charlotte, North Carolina, market acquiring 150 homes under construction and more than 1,000 owned and controlled lots. The total purchase price for the Oakmont Acquisition was approximately $17.3 million, consisting of approximately $15.2 million in cash and a contingent earnout based on home closings through December 31, 2017. During the quarter ended September 30, 2015, we closed 65 homes attributable to the Oakmont Acquisition resulting in a $260,000 earnout obligation to be paid during the fourth quarter of 2015. The earnout liability is included in other liabilities on the consolidated balance sheet and will be subject to adjustment based on revisions to the forecasted absorption rate and the actual number of homes closed during the earnout period.

3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Land, land under development, and finished lots	$282,226	$244,658
Sales offices	8,166	6,978
Homes in progress	111,508	55,807
Completed homes	58,575	60,465
Total real estate inventory	$460,475	$367,908
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

4.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Inventory related obligations	$13,331	$7,275
Retentions payable	2,339	2,696
Accrued compensation, bonuses and benefits	5,821	2,434
Earnout liability	1,884	2,196
Taxes payable	12,307	1,448
Warranty reserve	1,100	900
Other	7,809	4,416
Total accrued expenses and other liabilities	$44,591	$21,365

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

Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Warranty reserves, beginning of period	$1,000	$825	$900	$630
Warranty provision	656	329	1,697	685
Warranty expenditures	(556)	(279)	(1,497)	(440)
Warranty reserves, end of period	$1,100	$875	$1,100	$875

5.     NOTES PAYABLE
Revolving Credit Agreement
In May 2015, we entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a $225.0 million revolving credit facility, which can be increased upon our request up to $300.0 million, subject to the terms and conditions of the Credit Agreement. The revolving credit facility matures on May 26, 2018. Prior to each annual anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $500,000. Prior to the occurrence of a trigger event under the Credit Agreement, the revolving credit facility is unsecured except that the facility is secured by a first priority lien in land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million. As of September 30, 2015, the borrowing base was $225.0 million, of which $170.0 million was outstanding, $3.4 million represents letter of credit assurances, and $51.6 million was available to borrow.
Interest on borrowings under the Credit Agreement is paid monthly at LIBOR plus 3.50%. The Credit Agreement applicable margin for LIBOR loans ranges from 3.00% to 3.50% based on leverage ratio. At September 30, 2015, LIBOR was 0.20%.
The Credit Agreement contains various financial covenants, including a tangible net worth ratio, a leverage ratio, a minimum liquidity amount, and an EBITDA to interest expense ratio. The Credit Agreement also prohibits us from making any investments except as permitted under the Credit Agreement. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt. At September 30, 2015, we were in compliance with all of the covenants contained in the Credit Agreement.

Convertible Notes
In November 2014, we issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”). The Convertible Notes mature on November 15, 2019 and bear interest at a rate of 4.25%, payable semiannually in May and November. Prior to May 15, 2019, the Convertible Notes are convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019, note holders can convert their Convertible Notes at any time at their option.
When issued, the conversion of the Convertible Notes could only be settled in shares of our common stock. On April 30, 2015 at our 2015 Annual Meeting of Stockholders, our stockholders approved the flexible settlement provisions of the Convertible Notes which allows us to settle the conversion of our Convertible Notes using any combination of cash and shares of our common stock. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of specific events.
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
Notes payable consist of the following (in thousands):

	September 30, 2015	December 31, 2014

LGI Homes, Inc.—Notes payable to Wells Fargo Bank, National Association and several financial institutions under the Credit Agreement ($225.0 million revolving credit facility) maturing on May 26, 2018; interest paid monthly at LIBOR plus 3.50%; collateralized by certain land, land under development, and finished lots (carrying value of $42.5 million at September 30, 2015)	$170,000	$—
LGI Homes, Inc.—Notes payable to Texas Capital Bank, National Association and a syndication of lenders under the Credit Agreement ($200.0 million secured revolving credit facility) repaid and terminated on May 27, 2015; interest paid monthly at LIBOR plus 2.75%, with a LIBOR floor of 1.00%	—	139,404
LGI Homes, Inc.— 4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of approximately $7.2 million and $8.3 million in unamortized discount at September 30, 2015 and December 31, 2014, respectively	77,809	76,695
Total notes payable	$247,809	$216,099

Capitalized Interest
Interest activity, including other financing costs and accretion of discount, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest incurred	$3,468	$1,586	$10,347	$3,263
Less: Amounts capitalized	(3,468)	(1,586)	(10,347)	(3,263)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$1,554	$1,085	$6,193	$2,520

Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of Convertible Notes discount of $0.9 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $3.0 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.

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

We file U.S. federal and state income tax returns. As of September 30, 2015, we have no unrecognized tax benefits. We are not presently under exam for income tax by any taxing jurisdiction and we are no longer subject to exam for years before 2012 (2011 for Texas).

Our effective tax rate of 34.0% is lower than the statutory rate primarily as a result of a decrease in the rate for the federal Domestic Production Activity Deduction offset by an increase in rate for state income taxes, net of the federal benefit.

Income taxes paid were $1.8 million and $3.8 million for the three months ended September 30, 2015 and 2014, respectively. Income taxes paid were $10.2 million and $12.0 million for the nine months ended September 30, 2015 and 2014, respectively.

7.     EQUITY
Shelf Registration Statement and ATM Offering Program
We filed a shelf registration statement on Form S-3 (the “Registration Statement”) to sell from time to time various securities with a maximum offering price of $300.0 million. The Registration Statement was declared effective in August 2015. Under the Registration Statement, we established an at the market common stock offering program (the “ATM Program”) in August 2015 with Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, JMP Securities LLC and Builder Advisor Group, LLC, as sales agents. Under the ATM Program, we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $30.0 million. During September 2015, we issued 100,000 shares of our common stock under the ATM Program and received net proceeds of approximately $2.8 million.

8.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator (in thousands):
Numerator for basic earnings per share	$15,420	$7,046	$37,099	$20,677
Effect of dilutive securities:
Interest expense associated with Convertible Notes, net of taxes	—	—	190	—
Numerator for diluted earnings per share	$15,420	$7,046	$37,289	$20,677
Denominator:
Basic weighted average shares outstanding	19,923,079	20,763,449	19,894,859	20,763,449
Effect of dilutive securities:
Convertible Notes - treasury stock method	346,625	—	—	—
Convertible Notes - if-converted method	—	—	1,736,585	—
Restricted stock units	48,833	118,378	33,845	108,308
Diluted weighted average shares outstanding	20,318,537	20,881,827	21,665,289	20,871,757

Basic earnings per share	$0.77	$0.34	$1.86	$1.00
Diluted earnings per share	$0.76	$0.34	$1.72	$0.99
Antidilutive non-vested restricted stock units excluded from calculation of diluted earning per share	970	—	4,300	3,030

In accordance with ASC 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the “if-converted” method through April 30, 2015. The interest expense related to the Convertible Notes through April 30, 2015 is the amount included in cost of sales. On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Therefore, subsequent to April 30, 2015, the treasury stock method is used to calculate the dilutive effect of the Convertible Notes, since we have the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. Under the treasury stock method, the Convertible Notes have a dilutive impact on diluted earnings per share to the extent that the average market price of our common stock for a reporting period exceeds the conversion price of $21.52 per share.

During the three months ended September 30, 2015, the average market price of our common stock exceeded the conversion price of $21.52 per share, therefore the calculation of diluted earnings per share for the three months ended September 30, 2015 includes the effect of approximately 0.3 million common shares related to the conversion spread of the Convertible Notes.

9.    STOCK-BASED COMPENSATION

Non-performance Based Restricted Stock Units
The following table summarizes the activity of our restricted stock units (“RSUs”):

	Nine months ended September 30,
	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	102,786	$15.43	140,222	$11.00
Granted	66,300	$15.28	64,426	$17.26
Vested	(59,707)	$17.20	—	$—
Forfeited	(3,444)	$15.97	(2,806)	$11.00
Ending balance	105,935	$14.31	201,842	$13.00
In March 2015, we issued 56,611 RSUs for 2014 bonuses to certain officers and managers under the Annual Bonus Plan. The RSUs vest over three years and will be settled in shares of our common stock. In addition, during the nine months ended September 30, 2015, we issued 9,689 RSUs to certain employees and executives which vest on the third anniversary of the grant date. The RSUs will be settled in shares of our common stock.
We recognized $0.1 million and $0.2 million of stock-based compensation expense related to outstanding RSUs grants for the three months ended September 30, 2015 and 2014, respectively. We recognized $0.4 million of stock-based compensation expense related to outstanding RSUs grants for both the nine months ended September 30, 2015 and 2014. At September 30, 2015, we had unrecognized compensation cost of $1.0 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years.
Performance Based Restricted Stock Units
The Compensation Committee of our Board of Directors has granted awards of Performance-Based RSUs (“PSUs”) under the LGI Homes, Inc. Equity Incentive Plan to certain members of senior management for each of the three-year performance cycles: 2014 - 2016 and 2015 - 2017. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over a three-year period. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs will be settled in shares of our common stock.
The following table summarizes the activity of our PSUs:

Period Granted	Target PSUs Outstanding December 31, 2014	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at September 30, 2015	Weighted Average Grant Date Fair Value
2014	62,906	—	—	—	62,906	$17.09
2015	—	127,111	—	—	127,111	$13.34
Total	62,906	127,111	—	—	190,017
At September 30, 2015, management estimates that the recipients will receive approximately 167% and 158% of the 2014 and 2015 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.9 million and $0.1 million of total stock-based compensation expense related to outstanding PSU grants for the three months ended September 30, 2015 and 2014, respectively. We recognized $1.3 million and $0.2 million of total stock-based compensation expense related to outstanding PSU grants for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, we had unrecognized compensation cost of $2.9 million related to PSUs, which is expected to be recognized over a weighted average period of 1.5 years.

10.    FAIR VALUE DISCLOSURES

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximate their carrying amounts due to the short term nature of these instruments. As of September 30, 2015, the revolving credit facility's carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates.
The Convertible Notes, as discussed in Note 5, were initially recorded at estimated fair value determined using Level 2 measurements. No significant changes occurred through December 31, 2014 and the recorded value of $76.7 million at December 31, 2014 approximated fair value. The fair value of the Convertible Notes was $75.9 million as of September 30, 2015 using Level 2 measurements compared to the carrying value of $77.8 million.
The fair value of the Oakmont Acquisition earnout, discussed in Note 2, is determined using Level 3 measurements based on the forecasted number of home closings adjusted to reflect probability weighted absorption scenarios and a 10% discount rate and has been estimated to be approximately $1.6 million and $2.2 million as of September 30, 2015 and December 31, 2014, respectively. Significant assumptions impacting our estimates of the fair value of the earnout include absorption rates, the timing of the completion of development activities and the discount rate.

11.    RELATED PARTY TRANSACTIONS

Magnolia Reserve
The Company has an option contract to purchase 106 finished lots in Montgomery County, Texas, from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots will be purchased in takedowns of at least 21 lots during each 6 month period, subject to 5% annual price escalation and certain price protection terms. The Company had a $25,000 non-refundable deposit at September 30, 2015 related to this option contract. We expect the first closing of lots under the option contract will take place on or around December 31, 2015.

Consulting Fees
We have a three year consulting agreement with a family member of our chief executive officer for $100,000 per year payable on a monthly basis, which expires November 2016. Consulting fees were $25,000 for each of the three month periods ended September 30, 2015 and 2014 and $75,000 for each of the nine month periods ended September 30, 2015 and 2014.

12.     COMMITMENTS AND CONTINGENCIES
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
We have provided unsecured environmental indemnities to certain lenders. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we may have recourse against previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters at September 30, 2015 and December 31, 2014.

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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In most instances, we will also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a VIE. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of September 30, 2015 and December 31, 2014, we determined we were not the primary beneficiary for any VIEs associated with non-refundable land deposit and option contracts.
The table below presents a summary of our lots under option or contract (in thousands, except for lot count):

	September 30, 2015	December 31, 2014
Land deposits and option payments	$7,509	$9,591
Commitments under the land purchase option and deposit contracts if the purchases are consummated	$154,526	$86,277
Lots under land options and land purchase contracts	6,729	3,921
As of September 30, 2015 and December 31, 2014, approximately $1.9 million and $7.4 million of the land deposits are related to purchase contracts to deliver finished lots that are secured by mortgages on the related property and refundable under certain circumstances.

Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $18.8 million (including $3.4 million under our revolving credit facility) and $7.7 million at September 30, 2015 and December 31, 2014, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit or bonds, if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.

13.     SEGMENT INFORMATION
We operate one principal homebuilding business which is organized and reports by division. We have five operating segments at September 30, 2015: the Texas division, the Southwest division, the Southeast division, the Florida division and the Northwest division. The recently formed Northwest division had only pre-construction operations as of September 30, 2015. The Texas division is the largest division and it comprised approximately 56% and 70% of total home sales revenues for the nine months ended September 30, 2015, and 2014, respectively.
In accordance with ASC Topic 280, Segment Reporting (“ASC Topic 280”), operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-

maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on the number of homes sold, gross margin and net income.
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
Business Overview
We are one of the nation’s fastest growing public homebuilders in terms of percentage increase of home closings. We are engaged in the design, construction, marketing and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina and South Carolina. Our core markets include Houston, San Antonio, Dallas/Fort Worth, Austin, Phoenix, Tucson, Tampa, Orlando, Atlanta, Albuquerque, Denver and Charlotte. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 11,000 homes. During the nine months ended September 30, 2015, we had 2,458 home closings, compared to 1,704 home closings during the nine months ended September 30, 2014.
Recent Developments
Shelf Registration Statement and ATM Offering Program
We filed a shelf registration statement on Form S-3 (the “Registration Statement”) to sell from time to time various securities with a maximum offering price of $300.0 million. The Registration Statement was declared effective in August 2015. Under the Registration Statement, we established an at the market common stock offering program (the “ATM Program”) in August 2015 with Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, JMP Securities LLC and Builder Advisor Group, LLC, as sales agents. Under the ATM Program, we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $30.0 million. During September 2015, we issued 100,000 shares of our common stock under the ATM Program and received net proceeds of approximately $2.8 million.

Key Results
Key financial results as of and for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, were as follows:

•	Homes closed increased 67.7% to 934 homes from 557 homes.

•	Average sales price of our homes increased 12.1% to $186,248 from $166,097.

•	Home sales revenues increased 88.0% to $174.0 million from $92.5 million.

•	Gross margin as a percentage of home sales revenues decreased to 26.4% from 27.3%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 27.5% from 28.3%.

•	Net income before income taxes increased 120.4% to $23.2 million from $10.5 million.

•	Adjusted EBITDA margin (non-GAAP) as a percentage of home sales revenues increased to 14.4% from 11.9%.

•	Active communities increased to 50 from 34.
Total owned and controlled lots increased to 23,419 lots at September 30, 2015 from 22,192 lots at June 30, 2015.
Key financial results as of and for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, were as follows:

•	Homes closed increased 44.2% to 2,458 homes from 1,704 homes.

•	Average sales price of our homes increased 14.4% to $184,488 from $161,296.

•	Home sales revenues increased 65.0% to $453.5 million from $274.8 million.

•	Gross margin as a percentage of home sales revenues decreased to 26.5% from 26.6%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 27.8% from 27.9%.

•	Net income before income taxes increased 78.3% to $56.2 million from $31.5 million.

•	Adjusted EBITDA margin (non-GAAP) as a percentage of home sales revenues increased to 13.9% from 12.7%.
Total owned and controlled lots increased to 23,419 lots at September 30, 2015 from 19,883 lots at December 31, 2014.
For a reconciliation of certain non-GAAP measures to the most directly comparable GAAP measure, please see
“—Non-GAAP Measures.”

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Revenues	$173,956	$92,516	$453,472	$274,848
Expenses:
Cost of sales	127,949	67,256	333,430	201,661
Selling expenses	14,057	9,239	39,032	25,788
General and administrative	8,902	6,115	25,050	16,557
Operating income	23,048	9,906	55,960	30,842
Other income, net	173	628	228	663
Net income before income taxes	23,221	10,534	56,188	31,505
Income tax provision	(7,801)	(3,488)	(19,089)	(10,828)
Net income	$15,420	$7,046	$37,099	$20,677
Basic earnings per share	$0.77	$0.34	$1.86	$1.00
Diluted earnings per share	$0.76	$0.34	$1.72	$0.99
Other Financial and Operating Data:
Active communities at end of period	50	34	50	34
Home closings	934	557	2,458	1,704
Average sales price of homes closed	$186,248	$166,097	$184,488	$161,296
Gross margin (1)	$46,007	$25,260	$120,042	$73,187
Gross margin % (2)	26.4%	27.3%	26.5%	26.6%
Adjusted gross margin (3)	$47,870	$26,167	$126,277	$76,782
Adjusted gross margin % (2)(3)	27.5%	28.3%	27.8%	27.9%
Adjusted EBITDA (4)	$25,136	$10,984	$62,843	$34,908
Adjusted EBITDA margin % (2)(4)	14.4%	11.9%	13.9%	12.7%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Homes Sales. Our home sales revenues and closings by division for the three months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Revenues	Closings	Revenues	Closings
Texas	$93,661	491	$64,282	389
Southwest	30,333	158	11,277	67
Southeast	26,588	159	7,713	48
Florida	23,374	126	9,244	53
Total home sales	$173,956	934	$92,516	557

Home sales revenues for the three months ended September 30, 2015 were $174.0 million, an increase of $81.4 million, or 88.0%, from $92.5 million for the three months ended September 30, 2014. The increase in home sales revenues is primarily due to a 67.7% increase in homes closed and an increase in the average selling price per home during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in home closings was largely due to the increase in the number of active communities in the three months ended September 30, 2015. The average selling price per home closed during the three months ended September 30, 2015 was $186,248, an increase of $20,151, or 12.1%, from the average selling price per home of $166,097 for the three months ended September 30, 2014. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended September 30, 2015 to $127.9 million, an increase of $60.7 million, or 90.2%, from $67.3 million for the three months ended September 30, 2014. This increase is primarily due to a 67.7% increase in homes closed during the third quarter of 2015 as compared to the third quarter of 2014, and to a lesser degree, product mix. Gross margin for the three months ended September 30, 2015 was $46.0 million, an increase of $20.7 million, or 82.1%, from $25.3 million for the three months ended September 30, 2014. Gross margin as a percentage of home sales revenues was 26.4% for the three months ended September 30, 2015 and 27.3% for the three months ended September 30, 2014. The decrease in gross margin as a percentage of home sales revenues reflects increased construction costs, overall higher lot costs and higher carrying costs (including capitalized interest) attributed to closed homes partially offset by higher average home sales price for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Selling Expenses. Selling expenses for the three months ended September 30, 2015 were $14.1 million, an increase of $4.8 million, or 52.1%, from $9.2 million for the three months ended September 30, 2014. Sales commissions increased to $6.8 million for the three months ended September 30, 2015 from $3.6 million during the same period in the prior year, primarily due to a 88.0% increase in home sales revenue during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Selling expenses as a percentage of home sales revenues were 8.1% and 10.0% for the three months ended September 30, 2015 and 2014, respectively, and reflect operating leverage realized related to advertising costs.
General and Administrative. General and administrative expenses for the three months ended September 30, 2015 were $8.9 million, an increase of $2.8 million, or 45.6%, from $6.1 million for the three months ended September 30, 2014. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities during the third quarter of 2015 as compared to the third quarter of 2014. Additionally, the increase in the general and administrative expenses is also attributed to the performance based incentive plans. General and administrative expenses as a percentage of home sales revenues were 5.1% and 6.6% for the three months ended September 30, 2015 and 2014, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the third quarter of 2015 as compared to the third quarter of 2014.
Other Income. Other income, net of other expenses was $0.2 million for the three months ended September 30, 2015, a decrease of $0.5 million from $0.6 million for the three months ended September 30, 2014. The decrease in other income reflects the gain realized from the sale of land not directly associated with our core homebuilding operations.
Operating Income and Net Income. Operating income for the three months ended September 30, 2015 was $23.0 million, an increase of $13.1 million, or 132.7%, from $9.9 million for the three months ended September 30, 2014. Net income for the three months ended September 30, 2015, was $15.4 million, an increase of $8.4 million, or 118.8%, from $7.0 million for the three months ended September 30, 2014. The increases are primarily attributed to a 67.7% increase in homes closed, the increase in average home sales price during the third quarter of 2015 as compared to the third quarter of 2014, and operating leverage realized related to selling, general, and administrative expenses, net of increased expenses associated with new communities.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Homes Sales. Our home sales revenues and closings by division for the nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2015		2014
	Revenues	Closings	Revenues	Closings
Texas	$256,146	1,361	$192,111	1,199
Southwest	74,006	380	31,211	188
Southeast	68,731	423	20,566	132
Florida	54,589	294	30,960	185
Total home sales	$453,472	2,458	$274,848	1,704

Home sales revenues for the nine months ended September 30, 2015 were $453.5 million, an increase of $178.6 million, or 65.0%, from $274.8 million for the nine months ended September 30, 2014. The increase in home sales revenues is primarily due to a 44.2% increase in homes closed and an increase in the average selling price per home during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in homes closings was largely due to the increase in the number of active communities in the nine months ended September 30, 2015. The average selling price per home closed during the nine months ended September 30, 2015 was $184,488, an increase of $23,192, or 14.4%, from the average selling price per home of $161,296 for the nine months ended September 30, 2014. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the nine months ended September 30, 2015 to $333.4 million, an increase of $131.8 million, or 65.3%, from $201.7 million for the nine months ended September 30, 2014. This increase is primarily due to a 44.2% increase in homes closed during the first nine months of 2015 as compared to the first nine months of 2014, and to a lesser degree, product mix. Gross margin for the nine months ended September 30, 2015 was $120.0 million, an increase of $46.9 million or 64.0%, from $73.2 million for the nine months ended September 30, 2014. Gross margin as a percentage of home sales revenues was 26.5% for the nine months ended September 30, 2015 and 26.6% for the nine months ended September 30, 2014. The decrease in gross margin as a percentage of home sales revenues reflects increased construction costs, overall higher lot costs and higher carrying costs (including capitalized interest) attributed to closed homes partially offset by higher average home sales price for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Selling Expenses. Selling expenses for the nine months ended September 30, 2015 were $39.0 million, an increase of $13.2 million, or 51.4%, from $25.8 million for the nine months ended September 30, 2014. Sales commissions increased to $18.0 million for the nine months ended September 30, 2015 from $10.3 million during the same period in the prior year primarily due to a 65.0% increase in home sales revenue during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Advertising and direct mail costs increased to $7.0 million during the nine months ended September 30, 2015 from $6.0 million for the nine months ended September 30, 2014 primarily due to the increase in the number of active communities. Selling expenses as a percentage of home sales revenues were 8.6% and 9.4% for the nine months ended September 30, 2015 and 2014, respectively, and reflect operating leverage realized related to advertising costs and operating leverage through increased communities count partially offset by an increase in outside broker expense in the first nine months of 2015.

General and Administrative. General and administrative expenses for the nine months ended September 30, 2015 were $25.1 million, an increase of $8.5 million, or 51.3%, from $16.6 million for the nine months ended September 30, 2014. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities during the first nine months of 2015 as compared to the first nine months of 2014. The increase in general and administrative expenses is also attributed to the performance based incentive plans. We also incurred costs related to training events as a result of continued growth. General and administrative expenses as a percentage of home sales revenues were 5.5% and 6.0% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Additionally, accounting and professional services fees decreased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Other Income. Other income, net of other expenses was $0.2 million for the nine months ended September 30, 2015, a decrease of $0.4 million from $0.7 million for the nine months ended September 30, 2014. The decrease in other income reflects the gain realized from the sale of land not directly associated with our core homebuilding operations.
Operating Income and Net Income. Operating income for the nine months ended September 30, 2015 was $56.0 million, an increase of $25.1 million, or 81.4%, from $30.8 million for the nine months ended September 30, 2014. Net income for the nine months ended September 30, 2015 was $37.1 million, an increase of $16.4 million, or 79.4%, from $20.7 million for the nine months ended September 30, 2014. The increases are primarily attributed to a 44.2% increase in homes closed, the increase in average home sales price during the first nine months of 2015 as compared to the first nine months of 2014, and operating leverage realized to selling, general, and administrative expenses, net of increased expenses associated with new communities.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Home sales revenues	$173,956	$92,516	$453,472	$274,848
Cost of sales	127,949	67,256	333,430	201,661
Gross margin	46,007	25,260	120,042	73,187
Purchase accounting adjustments (a)	39	434	1,859	2,448
Capitalized interest charged to cost of sales	1,824	473	4,376	1,147
Adjusted gross margin	47,870	26,167	$126,277	$76,782
Gross margin % (b)	26.4%	27.3%	26.5%	26.6%
Adjusted gross margin % (b)	27.5%	28.3%	27.8%	27.9%

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

The following table reconciles adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$15,420	$7,046	$37,099	$20,677
Income taxes	7,801	3,488	19,089	10,828
Depreciation and amortization (a)	225	171	647	471
Capitalized interest charged to cost of sales	1,824	473	4,376	1,147
Purchase accounting adjustments (b)	39	434	1,859	2,448
Other income, net	(173)	(628)	(227)	(663)
Adjusted EBITDA	$25,136	$10,984	$62,843	$34,908
Adjusted EBITDA margin % (c)	14.4%	11.9%	13.9%	12.7%

(a)	Depreciation and amortization expenses include amortization related to the marketing intangible asset.

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

Backlog Data	Nine Months Ended September 30,
	2015	2014
Net orders (1)	3,063	1,756
Cancellation rate (2)	25.1%	31.6%
Ending backlog – homes (3)	755	242
Ending backlog – value (3)	$147,668	$42,402

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that have met our preliminary financing criteria but have not yet closed. Ending backlog is valued at the contract amount.

Land Acquisition Policies and Development

We increased our active communities to 50 as of September 30, 2015 from 39 as of December 31, 2014. We also increased our lot inventory to 23,419 owned or controlled lots as of September 30, 2015 from 19,883 owned or controlled lots as of December 31, 2014.

The table below shows (i) home closings by division for the nine months ended September 30, 2015, and (ii) our owned or controlled lots by division as of September 30, 2015.

	Nine Months Ended September 30, 2015	As of September 30, 2015
Division	Home Closings	Owned (1)	Controlled	Total
Texas	1,361	10,493	2,827	13,320
Southwest	380	1,598	917	2,515
Florida	423	1,254	1,015	2,269
Southeast	294	3,257	1,659	4,916
Northwest	—	88	311	399
Total	2,458	16,690	6,729	23,419

(1)	Of the 16,690 owned lots as of September 30, 2015, 10,958 were raw/under development lots and 5,732 were finished lots (including homes in progress, sales offices and completed homes).

Homes in Inventory

When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory levels. At September 30, 2015, we had a total of 428 completed homes, including sales offices, and 1,338 homes in progress in inventory.

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

Liquidity and Capital Resources

Overview
As of September 30, 2015, we had $36.5 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, development, construction of sales offices and inventory, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of revenues. In the later stages of an active community, cash inflows may significantly exceed revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of a business combination.
We generally rely on our ability to finance our operations by generating operating cash flows, borrowing under our revolving credit facility or the issuance and sale of shares of our common stock under our ATM Program. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.

We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, cash expected to be available from our revolving credit facility, including any future modifications and net proceeds from the issuance and sale of shares of our common stock under the ATM Program.

Revolving Credit Facility
In May 2015, we entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a $225.0 million revolving credit facility, which can be increased upon our request up to $300.0 million, subject to the terms and conditions of the Credit Agreement. The revolving credit facility matures on May 26, 2018. Prior to each annual anniversary of the closing of the Credit Agreement, we may request a one year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $500,000. Prior to the occurrence of a trigger event under the Credit Agreement, the revolving credit facility is unsecured except that the facility is secured by a first priority lien in land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million. As of September 30, 2015, the borrowing base was $225.0 million, of which $170.0 million was outstanding, $3.4 million represents letter of credit assurances, and $51.6 million was available to borrow.
The Credit Agreement requires us to maintain a tangible net worth of not less than $160.5 million plus 75% of the net proceeds of any equity issuances plus 50% of the amount of our net income in any fiscal quarter after the date of the Credit Agreement, a leverage ratio of not greater than 67.5%, liquidity of at least $40.0 million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The Credit Agreement also prohibits us from making any investments as permitted under the Credit Agreement. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt. At September 30, 2015, we were in compliance with all of the covenants contained in the Credit Agreement.

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
On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders, which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each

$1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of specific events.

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
Under these letters of credit and surety bonds, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit and surety bonds, total $18.8 million as of September 30, 2015. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is likely that any outstanding letters of credit or surety bonds as of September 30, 2015 will be drawn upon.

Cash Flows

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Net cash used in operating activities during the nine months ended September 30, 2015 was $24.4 million as compared to $129.6 million during the nine months ended September 30, 2014. The $105.2 million decrease in net cash used in operating activities was primarily attributable to a $58.1 million decrease in the net change in real estate inventory year-over-year primarily related to the timing of our land acquisitions, and a corresponding $11.0 million decrease in cash paid for pre-acquisition costs and deposits. The decrease in net cash used in operating activities between periods also reflects a $16.4 million increase in net income, and a $25.3 million increase in accounts payable, accrued expenses and other liabilities during the nine months ended September 30, 2015, as a result of our continued growth and the increased number of our active communities.
Net cash used in investing activities was $0.9 million during the nine months ended September 30, 2015 as compared to $0.8 million during the nine months ended September 30, 2014 and reflects the purchase of property and equipment.
Net cash provided by financing activities totaled $30.3 million during the nine months ended September 30, 2015 as compared to $122.5 million during the nine months ended September 30, 2014. The $92.2 million decrease in net cash provided by financing activities is primarily due to the decrease in net borrowings in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 partially offset by the $2.8 million of net proceeds from the issuance and sale of shares of our common stock under the ATM Program is September 2015.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of September 30, 2015, we had $7.5 million of cash deposits pertaining to land option contracts and purchase contracts for 6,729 lots with an aggregate purchase price of $154.5 million. Approximately $1.9 million of the cash deposits as of September 30, 2015 are related to purchase contracts to deliver finished lots and these deposits are secured by indemnity mortgages on the related property and are refundable under certain circumstances.
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

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2015 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	adverse economic changes either nationally or in the markets in which we operate, including, among other things, increases in unemployment, volatility of mortgage interest rates and inflation;

•	a slowdown in the homebuilding industry;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	our ability to successfully extend our business model to building homes with higher price points, developing larger communities and sales of acreage home sites;

•	an inability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition candidates and close such acquisitions;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	the occurrence of the specific conversion events that enable early conversion of the Convertible Notes;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third party contractors and our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business;

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•	the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 and certain inventory related obligations) and variable-rate debt, (our $225.0 million revolving credit facility) as part of financing our operations. On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders, which allows us to settle the conversion of our Convertible Notes using any combination of cash and shares of our common stock. We do not have the obligation to prepay the Convertible Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2015. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of September 30, 2015, we had $170.0 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of September 30, 2015 was LIBOR plus 3.50%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $1.7 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LGI Homes, Inc.

Date:	November 4, 2015	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	November 4, 2015	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†
XBRL information is deemed not filed or a part of a registration statement or Annual Report for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.