Form 10-K
period 2015-12-31
LGI Homes, Inc.
filed 2016-03-09
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $316.6 million based on the closing price as reported on the NASDAQ Stock Market. As of March 7, 2016, there were 20,270,389 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III.

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

ITEM 1.    BUSINESS

General

We are one of the nation’s fastest growing public homebuilders in terms of percentage increase of home closings. We are engaged in the design, construction, marketing and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, South Carolina, North Carolina, Colorado, Washington and Tennessee. Our core markets include Houston, San Antonio, Dallas/Fort Worth, Austin, Phoenix, Tucson, Tampa, Orlando, Fort Myers, Atlanta, Albuquerque, Charlotte, Denver, Seattle, Colorado Springs, Nashville and Jacksonville. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 12,000 homes. During the year ended December 31, 2015, we had 3,404 home closings, compared to 2,356 home closings in 2014.

The following is a summary of our history:

2003 - LGI Homes began operations building homes in the Houston market
2006 - We entered the San Antonio market
2009 - We entered the Dallas/Ft. Worth market
2010 - We formed our first LGI/GTIS Joint Venture
2011:
•We entered the Phoenix market and formed our Southwest Division
•We expanded our Texas Division by entering the Austin market
2012 - An LGI/GTIS Joint Venture entered the Tampa market and we formed our Florida Division
2013:
•We expanded our Florida Division by entering the Orlando market
•We entered the Atlanta market and formed our Southeast Division
•We expanded our Southwest Division by entering the Tucson and Albuquerque markets
•LGI Homes, Inc. was formed. We completed our IPO, Reorganization Transactions and GTIS Acquisitions

2014:
•We expanded our Southeast Division by entering the Charlotte market and acquiring the homebuilding related assets of Oakmont Home Builders, Inc. and its affiliate in that market
•We expanded our Southwest Division by entering the Denver market
•We launched our first Terrata Homes community in the San Antonio market
2015:
•We expanded our Florida Division by entering the Jacksonville market
•We expanded our Southwest Division with start-up operations in the Colorado Springs market
•We expanded our Southeast Division with start-up operations in the Nashville market
•We entered and formed our Northwest Division with start-up operations in the Seattle market

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

We see opportunities to develop properties with multiple product lines within the same communities which we believe will enable us to grow our business by increasing the number of price points in some of our existing markets. Our current product offerings include entry-level homes and move-up homes sold under our LGI Homes brand, and our premium move-up homes, which are sold under our Terrata Homes brand.

Our Terrata Homes brand allows us to leverage our systems and process approach, including our distinguished customer centric sales system, to deliver move-in ready homes with standardized features at a higher price point, with sales prices starting at $350,000 for homes larger than 2,500 square feet. Our first Terrata Homes community is Potranco Ranch in San Antonio, Texas. Our second Terrata Homes community is Riverchase Estates in Lancaster, South Carolina, 30 miles south of Charlotte, North Carolina. During 2015, we closed 33 Terrata Homes with an average sales price of $408,000.

We expect to continue to pursue a flexible land acquisition strategy of purchasing or optioning finished lots, if they can be acquired at attractive prices, or purchasing raw land for residential development. We generally target land acquisitions that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. These target areas that are further away from urban centers result in a better value for the homeowner through either lower price points or larger lot sizes. We consider development opportunities that meet our profit and return objectives, including opportunities which may involve the sale of home sites as a part of the product mix. We will continue to focus on entry-level home buyers, and expect our home closings in communities with higher price points or those that include the sales of home sites will be less than 5% of our annual home closings during 2016. In addition, during 2016 we plan to further diversify our entry level offerings with more townhome products in select markets.

We intend to continue to expand into new markets where we identify opportunities to build homes and develop communities that meet our profit and return objectives. One of the keys to our successful geographic expansion has been our unique operating model. After successfully implementing this operating model in the Houston market, we expanded into 13 additional markets, and have start-up operations in three additional markets, including Nashville, Tennessee, Seattle, Washington and Colorado Springs, Colorado that are expected to open for sales in 2016. In addition, during October 2014, we completed our first acquisition of another home-builder when we acquired the homebuilding related assets and liabilities of Oakmont Home Builders, Inc. and its affiliate (collectively, “Oakmont”) in Charlotte, North Carolina. We will continue to evaluate potential opportunities, including acquisitions of other homebuilders and further diversifying our products, to expand our presence in our existing markets or to expand into new markets.

Unique Operating Model

We developed our unique operating model based on our belief that there is a more effective and efficient method of constructing and selling homes. We are focused on maintaining an appropriate supply of move-in ready homes to fuel our dynamic sales force. We believe that the key competitive advantages of our operational business model include our sales and marketing expertise; recruitment, selection, training and development of our people; our disciplined land acquisition process; our commitment to systems and processes across our organization; and our quality assurance and quality control procedures associated with our homebuilding operations.

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

Our print advertising methods are extensive and have proven to be highly effective in placing potential homebuyers in front of our highly trained sales professionals. Direct mail has also proven to be very effective in reaching our target market and communicating our core message of value and dream fulfillment.

With respect to our communities with higher price points or that include the sale of home sites, our sales and marketing approaches are tailored to the potential purchasers of such homes and home sites and include more involvement by real estate agents and brokers.

Across all price points, our marketing strategy calls for a balanced approach of corporate support and local expertise to attract potential homebuyers in a focused, efficient and cost-effective manner. Our proprietary customer relationship management system provides our management team with tools to continually monitor and measure the performance level of every sales professional through each phase of the sales process. Utilization of these tools allows us to assess the cost effectiveness of a particular advertising campaign and marketing medium as well as the strengths and weaknesses of every member of our sales team.

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

Our sales offices are open approximately 12 hours per day, 360 days per year, and generally staffed by two to five sales professionals and supported by an independent on-site loan officer. Our commission-based sales professionals provide potential homebuyers with a comprehensive and thorough understanding of the steps required to achieve homeownership. Throughout the sales process, our sales professionals learn about the current housing situation of the potential homebuyers and seek to understand their individual needs while also educating them on the value we provide through superior quality and affordable prices.

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

Homebuilding Operations

Our homebuilding operations are organized and managed by divisions:

Texas	Southwest	Southeast	Florida	Northwest
Houston, TX	Phoenix, AZ	Atlanta, GA	Tampa, FL	Seattle, WA
Dallas/Ft. Worth, TX	Tucson, AZ	Charlotte, NC	Orlando, FL
San Antonio, TX	Albuquerque, NM	Nashville, TN	Fort Myers, FL
Austin, TX	Denver, CO		Jacksonville, FL
Colorado Springs, CO

Our five divisions are aggregated into one reporting segment. See Note 17 “Segment Information” to our consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K.

Our even-flow, or continuous, construction methodology enables us to build and maintain an inventory of move-in ready homes that are available for immediate sale. We offer a set number of floor plans in each community with standardized features that commonly include upgrades such as granite countertops, appliances and ceramic tile flooring. Our homes are designed to meet the preferences of our target market of potential homebuyers and enable cost efficient and effective construction processes. We have developed a collection of home designs, which can be modified for local conditions and market preferences, and implemented across multiple communities to maximize efficiency. We maintained an average home completion time of approximately 45 to 60 days during 2015 and 2014; the homes closed during 2015 ranged from 1,100 to 4,000 square feet with prices ranging from the $110,000's to the $475,000's.

We believe in 2016 and beyond, we will continue to focus on our target market of entry level homebuyers. Our townhome product in select markets will further enable us to offer affordable (well-priced) products in desirable locations. We expect that sales of Terrata Homes will represent less than 5% of our home closings through 2016. We expect to continue to utilize our even flow construction methodology in communities with homes at all of our price points and will maintain our focus on marketing complete or move-in ready homes with standardized features.

We employ experienced construction management professionals to perform the tasks of general contractors for home construction in each of our communities. Our employees provide the purchasing, construction management and quality assurance for the homes we build, while third-party subcontractors provide the material and labor components of our homes. In each of our markets, we employ construction managers with local market knowledge and expertise. Additionally, our construction managers monitor our compliance with zoning and other regulations, production schedules, and quality standards for their projects.

We endeavor to obtain favorable pricing from subcontractors through long-term relationships and consistent workflow. As we have expanded into new markets outside of Texas, the employees that we have hired in those markets have brought long-term relationships with several subcontracting firms. We have expanded upon existing relationships with subcontracting firms also located in Texas. A number of our trade partners have subcontracted on our projects since we commenced homebuilding operations in 2003. We purchase some components and materials centrally to leverage our purchasing power to achieve volume discounts, a practice that often reduces costs and ensures timely deliveries. We typically do not store significant inventories of construction materials, except for work in progress materials for homes under construction. Consistency of our trade partners is an integral part of our homebuilding operations that also leads us to reduced warranty costs. We believe in building long lasting relationships with our trade partners in order to provide consistent, quality and timely deliveries across our markets. We also work closely with our construction managers and subcontractors and train them using a comprehensive construction manual that outlines the most efficient way to build an LGI home. We believe our emphasis on developing and educating our employees and subcontractors is a key differentiator relative to our peers.

Throughout our homebuilding operations, we utilize a paperless purchase order system to conduct business with our subcontractors and suppliers. Our master build schedule allows our trade partners to receive their specific task from our electronic system and plan several weeks in advance before starting their work. This means of communication allows our subcontractors to schedule their crews efficiently, thereby allowing for better pricing and better quality of work. Typically, our contractors are paid every two weeks, which contributes to the strength of our business relationships with them.

Land Acquisition Policies and Development

We continue to be an active and opportunistic acquirer of land for residential development in our markets. We source land from a wide range of landowners, brokers, lenders and other land development companies. We generally acquire finished lots and raw land in affordable locations that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. We conduct thorough due diligence on each of our potential land acquisitions, and we look at numerous opportunities before finding one that meets our requirements. We test the market and speak with potential homebuyers before committing to purchase land. We also maintain a pipeline of desirable land positions for replacement communities and new communities. We increased our active communities from 39 as of December 31, 2014 to 52 as of December 31, 2015. We also increased our lot inventory from 19,883 owned or controlled lots as of December 31, 2014 to 23,915 owned or controlled lots as of December 31, 2015.

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

We have also purchased larger tracts of land across our markets which will provide us with more opportunities to build homes with multiple price points in our communities. We believe that our land development expertise will allow us to meet our growth and profit objectives with respect to opportunities in which we are the developer. Similar to our home building operations, our personnel oversee the contractors who perform the development work. Our land development projects may include the sale of home sites as a part of the project.

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

The table below shows (i) home closings by division for the year ended December 31, 2015 and (ii) our owned or controlled lots by division as of December 31, 2015.

	Year Ended December 31, 2015	As of December 31, 2015
Division	Home Closings	Owned (1)	Controlled	Total
Texas	1,856	10,720	2,174	12,894
Southwest	565	1,679	1,013	2,692
Florida	396	1,571	357	1,928
Southeast	587	3,516	2,370	5,886
Northwest	—	111	404	515
Total	3,404	17,597	6,318	23,915

(1)	Of the 17,597 owned lots as of December 31, 2015, 11,863 were raw/under development lots and 5,734 were finished lots.

Homes in Inventory

When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory. As of December 31, 2015, we had a total of 684 completed homes and 1,026 homes in progress.

The following is a summary of our homes in inventory by division as of December 31, 2015 (dollar values in thousands):

Division	Homes in Inventory (1)	Inventory Value (1)
Texas	716	$89,507
Southwest	391	44,508
Florida	278	34,269
Southeast	306	32,118
Northwest	19	2,429
Total	1,710	$202,831

(1)	Includes homes in progress and completed homes; excludes sales offices.

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

Competition

The U.S. homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials and skilled labor. We also compete with sales of existing homes and with the rental housing market. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. There has been some consolidation among national homebuilders in the United States and expect that this trend will continue.

In order to maximize our sales volumes, profitability and product strategy, we strive to understand our competition and their pricing, product and sales volume strategies and results.

Employees

As of December 31, 2015, we employed 489 people of whom 63 were located at our corporate headquarters, 310 were on-site sales and support personnel and 116 were involved with construction. None of our employees are covered by collective bargaining agreements. We believe we have good relations with our employees.

Available Information

We make available, as soon as reasonably practicable, on our website, www.lgihomes.com, all of our reports required to be filed with the Securities and Exchange Commission (“SEC”). These reports can be found on the “Investor Relations” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov, and the public may read and copy any document we file at the SEC’s public reference room located at 100 F Street NE, Washington, D.C. 20549. Further information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. In addition to our SEC filings, our corporate governance documents, including our Corporate Governance Guidelines and Code of Business Conduct and Ethics, are available on the “Investor Relations” page of our website under “Corporate Governance.” Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

Executive Officers
The following table sets forth information regarding our executive officers as of March 9, 2016:

Name	Age	Position
Eric Lipar	45	Chief Executive Officer and Chairman of the Board
Michael Snider	44	President and Chief Operating Officer
Charles Merdian	46	Chief Financial Officer, Secretary and Treasurer
Jack Lipar	47	Executive Vice President of Acquisitions
Margaret Britton	53	Chief Administrative Officer
Rachel Eaton	34	Executive Vice President and Chief Marketing Officer

Eric Lipar.    Mr. Lipar is our Chief Executive Officer and serves as Chairman of our Board of Directors. He has served as our Chief Executive Officer since 2009, as a director since June 2013 and as Chairman of the Board since July 2013. Previously, Mr. Lipar served as our President from 2003 until 2009. Mr. Lipar has been in the residential land development business since the mid-1990s and is one of our founders. He has overseen land acquisition, development and the sales of over 12,000 homes since our inception. Mr. Lipar currently serves on the Residential Neighborhood Development Council for the Urban Land Institute.
Michael Snider.    Mr. Snider has served as our President since 2009, and Chief Operating Officer since July 2013. He oversees all aspects of our sales, construction, and product development. Prior to serving as our President, Mr. Snider was Executive Vice President of Homebuilding (2005-2009). Prior to joining LGI in 2004, Mr. Snider was a Project Manager for Tadian Homes, a homebuilder based in Troy, Michigan.
Charles Merdian.    Mr. Merdian serves as our Chief Financial Officer, Secretary and Treasurer. He was elected Secretary and Treasurer in 2013. Prior to becoming our Chief Financial Officer in 2010, Mr. Merdian was our Controller from 2004 through 2010. Prior to joining us in 2004, Mr. Merdian served as Accounting and Finance Manager for The Woodlands Operating Company where he specialized in accounting and financial analysis of real estate ventures, focusing primarily on residential and commercial developments. Prior to The Woodlands Operating Company, Mr. Merdian served as an accounting manager working at the Williamson-Dickie Manufacturing Co. and as a senior auditor for Coopers & Lybrand, L.L.P. Mr. Merdian has worked in residential real estate and homebuilding finance since 1998. Mr. Merdian is a Certified Public Accountant and is a member of the Texas Society of Certified Public Accountants.
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

Board of Directors of LGI Homes, Inc.
Mr. Eric Lipar - Chief Executive Officer of LGI Homes, Inc. and serves as Chairman of our Board of Directors.
Mr. Bryan Sansbury - Chief Operating Officer and Chief Information Officer of Aon Hewitt, a global human capital and management consulting firm, and serves as our Lead Independent Director.
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
Almost all purchasers of our homes finance their acquisition through lenders that provide mortgage financing. According to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the 30-year average mortgage rate was approximately 3.87% in January 2016 and may increase during 2016. If mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers. The availability of mortgage financing continues to be constrained, due in part to continued regulatory changes and lower risk appetite by lenders. Lenders continue to require increased levels of financial documentation, and may require larger down payments and more restrictive income to debt ratios. First-time homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers. These homebuyers are a key source of demand for our new homes. A limited availability of home mortgage financing may adversely affect the volume and sales price of our home sales.
The federal government has a significant role in supporting mortgage lending through its conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac, both of which purchase or insure mortgage loans and mortgage loan-backed securities, and its insurance of mortgage loans through or in connection with the Federal Housing Administration (“FHA”), the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”). FHA and USDA backing of mortgage loans has been particularly important to the mortgage finance industry and to our business. If either the FHA or USDA raised their down payment requirements or lowered maximum loan amounts, our business could be materially affected. The USDA rural development program provides for zero down payment and 100% financing for homebuyers in qualifying areas. As of December 31, 2015, the USDA program is available in all our markets and is available to approximately 50% of our active communities. If the USDA program was discontinued or if funding was decreased, then our business could be adversely affected. In addition, if the USDA changed its determination of areas that are eligible to qualify for the program, it could have an adverse effect on our business. In addition, changes in governmental regulation with respect to mortgage lenders could adversely affect demand for housing.
The availability and affordability of mortgage loans, including interest rates for such loans, could also be adversely affected by a scaling back or termination of the federal government’s mortgage loan-related programs or policies. Because Fannie Mae-, Freddie Mac-, FHA-, USDA- and VA-backed mortgage loans have been an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of, or higher consumer costs for, such government-backed financing could reduce our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. The elimination or curtailment of state bonds to assist homebuyers could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
In addition, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act established several new standards and requirements relating to the origination, securitizing and servicing of residential consumer mortgage loans. These and other laws and regulations could further restrict the availability and affordability of mortgage loans, which could adversely affect our home sales, financial condition and results of operations.
Our long-term growth depends in part upon our ability to acquire finished lots and land parcels suitable for residential homebuilding at reasonable prices.
Our long-term growth depends in large part on the price at which we are able to obtain suitable finished lots and land parcels for development to support our homebuilding operation. Our ability to acquire finished lots and land parcels for new single-family homes and other projects may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, regulations that limit housing density, the ability to obtain building permits, environmental requirements and other market conditions and regulatory requirements. If suitable lots or land at reasonable prices become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased substantially, which could adversely impact us. As competition for suitable land increases, the cost of undeveloped lots and the cost of developing owned land could rise and the availability of suitable land at acceptable prices may decline, which could adversely impact us. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to increase the number of our active communities, grow our revenue and margins, and achieve or maintain profitability. Additionally, developing undeveloped land is capital intensive and time consuming and we may develop land based upon forecasts and assumptions that prove to be inaccurate, resulting in projects that are not economically viable.
Risks associated with our land and lot inventories could adversely affect our business or financial results.
Risks inherent in controlling, purchasing, holding and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a significant amount of time and requires a substantial cash investment. In Texas, land development is a key part of our operations and we expect to expand our development activities in our other markets as well. The time and investment required for development may adversely impact our business. We have substantial real estate inventories which regularly remain on our balance sheet for significant periods of time, during which time we are exposed to the risk of adverse market developments, prior to their sale. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Because interest and other expenses are capitalized only during construction, we recognize interest and maintenance expense on unsold completed homes inventory. As of December 31, 2015, we had 684 completed homes in inventory and 1,026 homes in progress in inventory. In the event there is a downturn in housing sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time.
Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions is limited and we may be forced to hold non-income producing assets for an extended period of time or sell homes or land at a loss either of which may require us to record impairment charges. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.
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
Changes in federal and state income tax laws may affect demand for new homes. Current tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income. Proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. For instance, under the American Taxpayer Relief Act of 2012, which was signed into law in January 2013, the federal government enacted higher income tax rates and limits on the value of tax deductions for certain high-income individuals and households. If the federal government or a state government changes or further changes its income tax laws, as some lawmakers have proposed, by eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, the after-tax cost of owning a new home would increase for many of our potential homebuyers. Enactment of any such proposal may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.
The recent growth in the housing market may not continue at the same rate, and any decline in the growth rate in our served housing markets or for the homebuilding industry may materially and adversely affect our business and financial condition.
Although the housing markets in the geographic areas in which we operate are generally stronger than they have been in recent years, we cannot predict whether and to what extent this will continue, particularly if interest rates for mortgage loans rise. Other factors which might impact growth in the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow growth or recessionary conditions in various regions or industries around the world; tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, more conservative appraisals, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, slower rates of population growth or population decline in our markets, or Federal Reserve policy changes. Given these factors, we can provide no assurance that present housing market trends will continue, whether overall or in our markets.
If there is limited economic growth or declines in employment and consumer income and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate or if interest rates for mortgage loans rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average selling prices, the amount of revenues or profits we generate, and the effect may be material.
If we are unable to develop our communities successfully or within expected time-frames, our results of operations could be adversely affected.
Before a community generates any revenue, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities and sales facilities. It can take several years from the time we acquire control of an undeveloped property to the time we make our first home sale on the site. Delays in the development of communities expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market one of our new undeveloped communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements. In addition, higher than expected absorption rates in existing communities may result in lower than expected inventory levels until the development for replacement communities is completed.

Third-party lenders may not complete mortgage loan originations for our homebuyers in a timely manner or at all, which can lead to cancellations and a lower backlog of orders, or to significant delays in our closing homes sales and recognizing revenues from those homes.

Our homebuyers may obtain mortgage financing for their home purchases from any lender or other provider of their choice. If, due to credit or consumer lending market conditions, reduced liquidity, increased risk retention or minimum capital level obligations and/or regulatory restrictions related to the Dodd-Frank Act or other laws, or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our homebuyers, or increase the costs to borrowers to obtain such loans, the number of homes we close and our business, prospects, liquidity, financial condition and results of operations may be materially adversely affected. Additional rules regarding loan estimates, closing disclosures and fees were implemented in October 2015 by the Consumer Protection Financial Bureau. The effects of these rules on our business, prospects and results of operations have yet to be determined, and these rules could affect the availability and cost of mortgage credit.
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
We may develop communities in which we build townhomes or other multi-family homes in addition to single-family homes, sell acreage home sites as a part of the development, sell homes to investors or portfolio management companies, or develop commercial properties that may be complementary to our communities. We might acquire another homebuilder or developer in order to accomplish our growth or expansion strategies. We can give no assurance that we will be able to successfully identify, acquire or implement these new strategies in the future. Accordingly, any such expansion, including through acquisition, could expose us to significant risks, beyond those associated with operating our existing business, including diversion of our management's attention from ongoing business concerns, difficulties in integrating an acquired business, and incurrence of unanticipated liabilities and expenses and may materially adversely affect our business, prospects, liquidity, financial condition and results of operations.
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
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington and Tennessee. Because our operations are currently concentrated in these areas, a prolonged economic downturn in the future in one or more of these areas or a particular industry that is fundamental to one of these areas, particularly within Texas, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. To the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, a result could be a reduction in employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas and certain of our other markets.
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
As a homebuilder, we are subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. There can be no assurance that any developments we undertake will be free from defects once completed and any defects attributable to us may lead to significant contractual or other liabilities. We maintain, and require our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance and generally seek to require our subcontractors to indemnify us for liabilities arising from their work. While these insurance policies, subject to deductibles and other coverage limits, and indemnities protect us against a portion of our risk of loss from claims related to our homebuilding activities, we cannot provide assurance that these insurance policies and indemnities will be adequate to address all our home warranty, product liability and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our financial statements. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. We cannot provide assurance that coverage will not be further restricted, increasing our risks and financial exposure to claims, and/or become more costly.
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
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2015, we had a $255.0 million revolving credit facility (the “Credit Facility” or “Credit Agreement”) to finance our construction and development activities. As of December 31, 2015, we had outstanding borrowings of $230.0 million under the Credit Facility and we could borrow an additional $21.6 million under the Credit Facility. As of December 31, 2015, borrowings under the Credit Facility bore interest at a rate of 3.50% per annum. On January 6, 2016, we increased the amount of available borrowings under the Credit Facility to $300.0 million. As of January 6, 2016, we had outstanding borrowings of $230.0 million under the Credit Facility and we could borrow an additional $70.0 million under the Credit Facility. In November 2014, the Company issued $85.0 million aggregate principal amount of its 4.25% Convertible Notes due 2019 (the “Convertible Notes”).
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
Our current financing arrangements contain, and the financing arrangements we enter into in the future likely will contain, provisions that limit our ability to do certain things. In particular, the Credit Agreement requires us to maintain a tangible net worth of not less than $160.5 million plus 75% of the net proceeds of any equity issuances plus 50% of the amount of our net income in any fiscal quarter after the date of the Credit Agreement, a leverage ratio of not greater than 67.5%, liquidity of at least $40.0 million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The Credit Agreement also prohibits us from making any investments other than those permitted under the Credit Agreement. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt.
If we fail to meet or satisfy any of these provisions, we would be in default under the Credit Agreement and our lender could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. In addition, future indebtedness may contain financial covenants limiting our ability to, for example, incur additional indebtedness, make certain investments, reduce liquidity below certain levels and pay dividends to our stockholders, and otherwise affect our operating policies. If we default on one or more of our debt agreements, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
As of December 31, 2015, we had a $255.0 million revolving credit facility, which was expanded to a $300.0 million revolving credit facility in early January 2016. As of December 31, 2015, we had outstanding borrowings of $230.0 million under the Credit Facility and we could borrow an additional $21.6 million under the Credit Facility. As of January 6, 2016, the date the Credit Facility was increased to $300.0 million, we could borrow an additional $70 million under the Credit Facility. As of December 31, 2015, borrowings under the Credit Facility bore interest at a rate of 3.50% per annum. During November 2014, the Company issued $85.0 million aggregate principal amount of its 4.25% Convertible Notes due 2019. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
adverse economic changes either nationally or in the markets in which we operate, including, among other things, increases in unemployment, volatility of mortgage interest rates and inflation and decreases in housing prices;

•	a slowdown in the homebuilding industry;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	our ability to successfully extend our business model to building homes with higher price points, developing larger communities, multi-unit products and sales of acreage home sites;

•	an inability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	the occurrence of the specific conversion events that enable early conversion of our 4.25% Convertible Notes due 2019;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in land development and housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third party contractors and our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business; and

•	other factors we discuss under the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease approximately 15,600 square feet in The Woodlands, Texas for our corporate headquarters; this lease expires in 2018. In addition, we lease divisional offices in Arizona, Florida, and Georgia. We lease approximately 1,800 square feet in Arizona and this lease expires in 2018.  We lease approximately 6,600 square feet in Florida for a divisional office and an information center, and these leases expire in 2019 and 2017, respectively. We lease approximately 1,900 square feet in Georgia and this lease expires in 2019. See “Business—Land Acquisition Policies and Development” for a summary of the other property which we owned or controlled as of December 31, 2015.

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

	High	Low
2014
1st Quarter	$20.75	$15.76
2nd Quarter	$19.30	$13.80
3rd Quarter	$22.21	$17.85
4th Quarter	$19.72	$13.50
2015
1st Quarter	$16.69	$12.66
2nd Quarter	$19.92	$16.47
3rd Quarter	$29.58	$18.47
4th Quarter	$35.54	$21.81

As of March 7, 2016, the closing price of our common stock on the NASDAQ was $22.55, and we had 56 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.

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
Shelf Registration Statement and ATM Offering Program
We filed a shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell from time to time various securities with a maximum offering price of $300.0 million. The Registration Statement was declared effective in August 2015. Under the Registration Statement, we established an at the market common stock offering program (the “ATM Program”) in August 2015 with Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, JMP Securities LLC and Builder Advisor Group, LLC, as sales agents. Under the ATM Program, we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $30.0 million. We issued and sold 345,760 shares of our common stock under the ATM Program and received net proceeds of approximately $9.6 million during the year ended December 31, 2015.

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

Equity Compensation Plans

The table below sets forth the information as of December 31, 2015 for our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	297,831	$—	1,540,887
A total of 2,000,000 of the Company’s common shares have been reserved for issuance under the LGI Homes, Inc. 2013 Equity Incentive Plan. There were 107,814 restricted stock units (RSUs) outstanding at December 31 2015, that were issued at a $0.00 exercise price. At December 31, 2015, there were 190,017 performance-based restricted stock units (“PSUs”) outstanding that have been granted to certain members of management at a $0.00 exercise price. The number of shares of Company common stock underlying the PSUs that will be issued to the recipient may range from 0% to 200% of the base award depending on actual performance metrics as compared to the target performance metrics. See Note 12 “Stock-Based Compensation” in the accompanying consolidated financial statements for a description of the plan.
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
Comparison of Cumulative Total Return among LGI Homes, Inc. Common Stock, the S&P 500 Index, and the S&P Homebuilders Index for the years ended December 31, 2015 and 2014 and from November 7, 2013 to December 31, 2013

	11/7/2013	12/31/2013	12/31/2014	12/31/2015
LGIH	$100.00	$137.91	$115.66	$188.60
S&P 500 Index	$100.00	$105.79	$117.84	$116.99
S&P Homebuilders Index	$100.00	$110.54	$113.33	$113.54

ITEM 6.     SELECTED FINANCIAL DATA
The following table presents our selected historical financial and operating data as of the dates and for the periods indicated.
The selected historical balance sheet and statement of operations information presented as of December 31, 2015, 2014 2013, 2012 and 2011 and for the years then ended have been derived from our audited historical consolidated financial statements. The following table should be read together with, and is qualified in its entirety by reference to, our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For discussion of pro forma financial information for the year ended December 31, 2013 please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Pro Forma Financial Information” and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Management's Discussion and Analysis”.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except share data and average home sales price)
Statement of Operations Data:
Revenues:
Home sales	$630,236	$383,268	$160,067	$73,820	$49,270
Management and warranty fees	—	—	2,729	2,401	1,186
Total revenues	630,236	383,268	162,796	76,221	50,456
Expenses:
Cost of sales	463,304	280,481	121,326	54,531	36,700
Selling expenses	52,998	36,672	15,769	7,269	4,884
General and administrative	34,260	23,744	13,604	6,096	5,126
Income from unconsolidated joint ventures	—	—	(4,287)	(1,526)	(715)
Operating income	79,674	42,371	16,384	9,851	4,461
Interest expense, net	—	—	51	1	28
Gain on remeasurement of interests in LGI/GTIS Joint Ventures	—	—	(6,446)	—	—
Other income, net	(606)	(708)	(24)	(173)	(204)
Net income before income taxes	80,280	43,079	22,803	10,023	4,637
Income tax provision	27,450	14,868	1,066	155	125
Net income	52,830	28,211	21,737	9,868	4,512
(Income) loss attributable to non-controlling interests	—	—	590	(163)	(1,162)
Net income attributable to owners	$52,830	$28,211	$22,327	$9,705	$3,350
Basic earnings per share (1)	$2.65	$1.37	$0.34
Diluted earnings per share (1)	$2.44	$1.33	$0.34
Other Financial and Operating Data:
Active communities at end of year	52	39	25	10	5
Home closings	3,404	2,356	1,062	536	376
Average sales price of homes closed (in whole dollars)	$185,146	$162,677	$150,722	$137,724	$131,037
Gross margin (2)	$166,932	$102,787	$38,741	$19,289	$12,570
Gross margin % (3)	26.5%	26.8%	24.2%	26.1%	25.5%
Adjusted gross margin (4)	$175,120	$108,111	$43,371	$20,236	$14,033
Adjusted gross margin % (3)(4)	27.8%	28.2%	27.1%	27.4%	28.5%
Adjusted EBITDA (5)	$88,746	$48,357	$21,309	$10,983	$6,005
Adjusted EBITDA margin % (3)(5)	14.1%	12.6%	13.3%	14.9%	12.2%

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data (as of end of year):	(in thousands)
Cash and cash equivalents	$37,568	$31,370	$54,069	$7,069	$5,106
Real estate inventory	$531,228	$367,908	$141,983	$28,489	$12,526
Goodwill and intangibles, net	$12,234	$12,481	$12,728	$—	$—
Total assets	$622,333	$438,127	$221,010	$45,556	$23,513
Notes payable	$308,192	$216,099	$35,535	$14,969	$6,415
Total liabilities	$374,944	$255,628	$56,636	$20,345	$8,878
Total equity	$247,389	$182,499	$164,374	$25,211	$14,635

(1)
Earnings per share is presented for the years ended December 31, 2015 and 2014 and the period from November 13, 2013 (date of closing of IPO) to December 31, 2013. See Note 11-“Equity” to our consolidated financial statements included in Part II, Item 8 of this Annual Report of this Form 10-K for calculation of earnings per share.

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
Key Results
Key financial results as of and for the year ended December 31, 2015, as compared to the year ended December 31, 2014, were as follows:

•	Home sales revenues increased 64.4% to $630.2 million from $383.3 million.

•	Homes closed increased 44.5% to 3,404 homes from 2,356 homes.

•	Average sales price of our homes increased 13.8% to $185,146 from $162,677.

•	Gross margin as a percentage of home sales revenues decreased to 26.5% from 26.8%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 27.8% from 28.2%.

•	Net income before income taxes increased 86.4% to $80.3 million from $43.1 million.

•	Adjusted EBITDA (non-GAAP) margin as a percentage of home sales revenues increased to 14.1% from 12.6%.

•
Active communities at the end of 2015 increased to 52 from 39. Eight of the thirteen active communities added during 2015 are outside of our Texas markets, contributing to the further geographic diversification of our business to markets outside of Texas.

•	Total owned and controlled lots increased 20.3% to 23,915 lots at December 31, 2015 from 19,883 lots at December 31, 2014.

Recent Developments
The Credit Facility was increased by $30.0 million and $45.0 million to $300.0 million in accordance with the accordion feature of the Credit Agreement during November 2015 and January 2016, respectively.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands, except share data and average home sales price)

Statement of Income Data:
Revenues:
Home sales	$630,236	$383,268	$160,067
Management and warranty fees	—	—	2,729
Total revenues	630,236	383,268	162,796
Expenses:
Cost of sales	463,304	280,481	121,326
Selling expenses	52,998	36,672	15,769
General and administrative	34,260	23,744	13,604
Income from unconsolidated joint ventures	—	—	(4,287)
Operating income	79,674	42,371	16,384
Interest expense, net	—	—	51
Gain on remeasurement of interests in LGI/GTIS Joint Ventures	—	—	(6,446)
Other income, net	(606)	(708)	(24)
Net income before income taxes	80,280	43,079	22,803
Income tax provision	27,450	14,868	1,066
Net income	52,830	28,211	21,737
Loss attributable to non-controlling interests	—	—	590
Net income attributable to owners	$52,830	$28,211	$22,327
Basic earnings per share (1)	$2.65	$1.37	$0.34
Diluted earnings per share (1)	$2.44	$1.33	$0.34
Other Financial and Operating Data:
Active communities at end of year	52	39	25
Home closings	3,404	2,356	1,062
Average sales price of homes closed (in whole dollars)	$185,146	$162,677	$150,722
Gross margin (2)	$166,932	$102,787	$38,741
Gross margin % (3)	26.5%	26.8%	24.2%
Adjusted gross margin (4)	$175,120	$108,111	$43,371
Adjusted gross margin % (3)(4)	27.8%	28.2%	27.1%
Adjusted EBITDA (5)	$88,746	$48,357	$21,309
Adjusted EBITDA margin %(3)(5)	14.1%	12.6%	13.3%

(1)
Earnings per share is presented for the years ended December 31, 2015 and 2014 and the period from November 13, 2013 (date of closing of IPO) to December 31, 2013. See Note 11-“Equity” to our consolidated financial statements included in Part II, Item 8 of this Annual Report for calculation of earnings per share.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Homes Sales.  Our home sales revenues and closings by division for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	Year Ended December 31,
	2015		2014
	Revenues	Closings	Revenues	Closings
Texas	$350,674	1,856	$255,355	1,575
Southwest	109,878	565	45,725	273
Florida	73,735	396	43,374	255
Southeast	95,949	587	38,814	253
Total home sales	$630,236	3,404	$383,268	2,356

 Home sales revenues for the year ended December 31, 2015 were $630.2 million, an increase of $247.0 million, or 64.4%, from $383.3 million for the year ended December 31, 2014. The increase in home sales revenues is primarily due to a 44.5% increase in homes closed and an increase in the average selling price per home during the year ended December 31, 2015 as compared to the year ended December 31, 2014. We closed 3,404 homes during 2015, as compared to 2,356 homes closed during 2014. This increase in home closings was largely due to the increase in the number of active communities in 2015 as well as 269 home closings in 2015 attributed to the assets acquired in connection with the Oakmont Acquisition. The average selling price per home closed during the year ended December 31, 2015 was $185,146, an increase of $22,469, or 13.8%, from the average selling price per home of $162,677 for the year ended December 31, 2014. This increase in the average selling price per home was primarily due to changes in product mix, higher price points in certain new markets and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the year ended December 31, 2015 to $463.3 million, an increase of $182.8 million, or 65.2%, from $280.5 million for the year ended December 31, 2014. This increase is primarily due to a 44.5% increase in homes closed during 2015 as compared to 2014 as well as changes in our product mix and higher price points in certain new markets. Gross margin for the year ended December 31, 2015 was $166.9 million, an increase of $64.1 million, or 62.4%, from $102.8 million for the year ended December 31, 2014. Gross margin as a percentage of home sales revenues was 26.5% for the year ended December 31, 2015 and 26.8% for the year ended December 31, 2014. The decrease in gross margin as a percentage of home sales revenues reflects increased construction costs, overall higher lot costs and higher carrying costs (including capitalized interest) attributed to closed homes partially offset by higher average home sales price for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Selling Expenses.  Selling expenses as a percentage of home sales revenues were 8.4% and 9.6% for the years ended December 31, 2015 and 2014, respectively. The decrease of selling expenses as a percentage of home sales revenues in 2015 was primarily due to leveraging our marketing spend and advertising during 2015 as compared to 2014. Selling expenses for the year ended December 31, 2015 were $53.0 million, an increase of $16.3 million, or 44.5%, from $36.7 million for the year ended December 31, 2014. Sales commissions increased to $25.1 million for the year ended December 31, 2015 from $14.7 million during 2014 largely due to a 44.5% increase in homes closed during 2015 as compared to 2014. Advertising and direct mail costs increased to $9.3 million during the year ended December 31, 2015 from $8.6 million for 2014 primarily due to the increase in the number of active communities in 2015 as compared to 2014.
General and Administrative. General and administrative expenses as a percentage of home sales revenues were 5.4% and 6.2% for the years ended December 31, 2015 and 2014, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues in 2015 reflects improved leverage realized from the increase in home sales revenues in 2015. General and administrative expenses for the year ended December 31, 2015 were $34.3 million, an increase of $10.5 million, or 44.3%, from $23.7 million for the year ended December 31, 2014. The increase in the amount of general and administrative expenses during 2015 as compared to 2014 is primarily attributable to additional employees added to support the increased number of active communities and the higher number of home closings.
Other Income. Other income, net of other expenses was $0.6 million for the year ended December 31, 2015, a decrease of $0.1 million from $0.7 million for the year ended December 31, 2014. Other income in 2015 includes $0.2 million from the sales of lots. Other income in 2014 included a $0.6 million gain realized from the sale of certain land tracts not directly associated with our core homebuilding operations.

Operating Income and Net Income.  Operating income for the year ended December 31, 2015 was $79.7 million, an increase of $37.3 million, or 88.0%, from $42.4 million for the year ended December 31, 2014. Net income for the year ended December 31, 2015 was $52.8 million, an increase of $24.6 million, or 87.3%, from $28.2 million for the year ended December 31, 2014. The increases are primarily attributed to a 44.5% increase in homes closed, a higher average sales price and improved leverage realized during 2015 as compared to 2014.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Homes Sales.  Our home sales revenues and closings by division for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	Year Ended December 31,
	2014		2013
	Revenues	Closings	Revenues	Closings
Texas	$255,355	1,575	$133,831	892
Southwest	45,725	273	18,214	118
Florida	43,374	255	6,171	40
Southeast	38,814	253	1,851	12
Total home sales	$383,268	2,356	$160,067	1,062

 Home sales revenues for the year ended December 31, 2014 were $383.3 million, an increase of $223.2 million, or 139.4%, from $160.1 million for the year ended December 31, 2013. The increase in home sales revenues is primarily due to a 121.8% increase in homes closed and an increase in the average selling price per home during the year ended December 31, 2014 as compared to the year ended December 31, 2013. We closed 2,356 homes during the year ended December 31, 2014, as compared to 1,062 homes closed during the year ended December 31, 2013. This increase in home closings was largely due to more active communities in 2014 and the GTIS acquisition that was completed in November 2013. The average selling price per home closed during the year ended December 31, 2014 was $162,677, an increase of $11,955, or 7.9%, from the average selling price per home of $150,722 for the year ended December 31, 2013. This increase in the average selling price per home was primarily due to changes in product mix and a favorable pricing environment.
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

General and Administrative. General and administrative expenses as a percentage of home sales revenues were 6.2% and 8.5% for the years ended December 31, 2014 and 2013, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues in 2014 and less accounting and professional expenses incurred during 2014 as compared to those incurred in 2013 in connection with the Reorganization Transactions and financial reporting for the IPO. General and administrative expenses for the year ended December 31, 2014 were $23.7 million, an increase of $10.1 million, or 74.5%, from $13.6 million for the year ended December 31, 2013. The increase in the amount of general and administrative expenses during the year ended December 31, 2014 as compared to the year ended December 31, 2013 is primarily attributable to additional employees added during 2014 to support the increased number of active communities and the higher number of home closings.
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

Unaudited Pro Forma Financial Information

The following unaudited pro forma statements of operations have been developed by applying pro forma adjustments to our audited statements of operations for the year ended December 31, 2013 and audited financial statements of the LGI/GTIS Joint Ventures. The unaudited pro forma statements of operations for the year ended December 31, 2013 give effect to the GTIS Acquisitions as if they had occurred on January 1, 2012.

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

The unaudited pro forma financial information has been prepared to give effect to the GTIS Acquisitions in accordance with ASC Topic 805, “Business Combinations”, (“ASC 805”). A fair value step-up adjustment of approximately $7.4 million was recorded to the real estate inventory and certain lot option contracts in connection with the GTIS Acquisitions. The pro forma adjustments do not reflect cost of sales related to the step-up adjustment since the step-up does not have a continuing impact on our results of operations due to the short-term impact on our financial performance.

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

Home sales revenues for the year ended December 31, 2014 were $383.3 million, an increase of $142.3 million, or 59.1%, from pro forma home sales revenues of $241.0 million for the year ended December 31, 2013. The increase in home sales revenues is primarily due to a 45.7% increase in homes closed and an increase in the average home sales price per home during the year ended December 31, 2014 as compared to year ended December 31, 2013, on a pro forma basis. We closed 2,356 homes during the year ended December 31, 2014, an increase of 739 homes closed, or 45.7%, over the 1,617 homes closed on a pro forma basis for the year ended December 31, 2013. This increase was primarily due to more active communities in 2014. The average home sales price for the year ended December 31, 2014 was $162,677, an increase of $13,659, or 9.2%, from the pro forma average home sales price of $149,018 for year ended December 31, 2013. This increase was primarily due to changes in product mix and a favorable pricing environment.
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

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

				Pro Forma
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2013
Home sales	$630,236	$383,268	$160,067	$240,963
Cost of sales	463,304	280,481	121,326	179,831
Gross margin	166,932	102,787	38,741	61,132
Purchase accounting adjustments (a)	2,131	3,620	3,526	3,526
Capitalized interest charged to cost of sales	6,057	1,704	1,104	1,104
Adjusted gross margin	$175,120	$108,111	$43,371	$65,762
Gross margin % (b)	26.5%	26.8%	24.2%	25.4%
Adjusted gross margin % (b)	27.8%	28.2%	27.1%	27.3%

(a)
Adjustments result from the application of purchase accounting for the GTIS Acquisitions and the acquisition of Oakmont (collectively the “Acquisitions”) and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.

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

The following table reconciles adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

				Pro Forma
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2013
Net income	$52,830	$28,211	$21,737	$21,662
Interest expense	—	—	51	51
Income taxes	27,450	14,868	1,066	1,260
Depreciation and amortization	884	662	295	820
Purchase accounting adjustments (a)	2,131	3,620	3,526	3,526
Capitalized interest charged to cost of sales	6,057	1,704	1,104	1,104
Gain on remeasurement of interest in LGI/GTIS Joint Ventures (b)	—	—	(6,446)	—
Other income, net	(606)	(708)	(24)	(99)
Adjusted EBITDA	$88,746	$48,357	$21,309	$28,324
Adjusted EBITDA margin % (c)	14.1%	12.6%	13.3%	11.8%

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

Backlog Data	Year Ended December 31,
	2015	2014	2013
Net orders (1)	3,628	2,259	1,080
Cancellation rate (2)	27.2%	31.3%	23.5%
Ending backlog – homes (3)	523	152	190
Ending backlog – value (3)	$102,593	$27,067	$30,095

(1)
Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period. New orders for 2014 include home sale contracts acquired in the Oakmont Acquisition.

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

Liquidity and Capital Resources

Overview

As of December 31, 2015, we had $37.6 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of sales offices, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of revenues. In the later stages of an active community, cash inflows may significantly exceed revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of a business combination.

We generally rely on our ability to finance our operations by generating operating cash flows, borrowing under our revolving credit facility, and the issuance and sale of shares of our common stock under our ATM program. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.

In addition, under our $300 million Form S-3 shelf registration statement, effective September 2015, we have the ability to access the debt and equity capital markets, as needed as part of our ongoing financing strategy. Under the ATM Program, we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $30.0 million. We issued and sold 345,760 shares of our common stock under the ATM Program and received net proceeds of approximately $9.6 million during the year ended December 31, 2015. At December 31, 2015, we have approximately $20.2 million of additional equity issuances that have been authorized by our Board and can be issued under our ATM Program.

We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, cash expected to be available from our revolving credit facility, and the issuance and sale of shares of our common stock under our ATM Program or through accessing debt or equity capital, as needed, under our shelf registration statement.

Revolving Credit Facility
In May 2015, we entered into a credit agreement (the “Credit Facility” or “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provided for an initial revolving credit facility of $225.0 million, which could be increased upon our request up to $300.0 million. The Credit Facility was increased by $30.0 million and $45 million to $300.0 million in accordance with the accordion feature of the Credit Agreement during November 2015 and January 2016, respectively. The Credit Agreement matures on May 26, 2018. Prior to each annual anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $0.5 million. Prior to the occurrence of a trigger event under the Credit Agreement, the revolving credit facility is unsecured except for a first priority lien on certain land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million.
As of December 31, 2015, the borrowing base was $255.0 million, of which $230.0 million was outstanding, $3.4 million represents letter of credit assurances, and the remaining $21.6 million was available to borrow.
The Credit Agreement requires us to maintain a tangible net worth of not less than $160.5 million plus (i) 75% of the net proceeds of any equity issuances and (ii) 50% of the amount of our net income in any fiscal quarter after the date of the Credit Agreement, a leverage ratio of not greater than 67.5%, liquidity of at least $40.0 million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The Credit Agreement also prohibits us from making any investments except as permitted under the Credit Agreement. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt. At December 31, 2015, we were in compliance with all of the covenants contained in the Credit Agreement.

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
On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at the Company's 2015 Annual Meeting of Stockholders, which allows the Company to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. The initial conversion rate is 46.4792 shares of our common stock for each $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.

The issuance of our Convertible Notes was recorded at the issuance date fair value of $76.5 million. The fair value was determined using a discount rate of 6.6% based on the rate of return investors would require for a similar liability, reflecting an $8.5 million discount. $5.5 million of the remaining proceeds was recorded to additional paid-in capital to reflect the equity component of the Convertible Notes and $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted over the term to maturity. The net proceeds from the offering of the Convertible Notes was approximately $82.0 million. Of the $3.0 million of debt issuance costs, $2.7 million was allocated to the liability component and the remaining $0.3 million was allocated as an offset to the equity component of the Convertible Notes. At December 31, 2015, Notes payable in our accompanying consolidated financial statements include $78.2 million representing the accreted principal amount of the Convertible Notes.
Concurrent with the issuance of the Convertible Notes, we utilized, approximately $16.6 million of the net proceeds from the sale of the Convertible Notes to repurchase 1.0 million shares of our common stock held as treasury stock. The remaining net proceeds from issuance of the Convertible Notes were used for the purchase of land and lots and general corporate purposes, including repayment of borrowings under our revolving credit facility.

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

Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $20.8 million as of December 31, 2015. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of December 31, 2015 will be drawn upon.

Cash Flows

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Net cash used in operating activities during the year ended December 31, 2015 was $89.2 million as compared to $173.2 million during the year ended December 31, 2014. The $84.1 million decrease in net cash used in operating activities was primarily attributable to a $46.7 million net decrease in our investment in real estate inventory for 2015 as compared to 2014. The decrease in net cash used in operating activities between periods also reflects a $24.6 million increase in net income, and $14.2 million increase in accounts payable, and accrued expenses and other liabilities during the year ended December 31, 2015, as a result of our continued growth and the increased number of our active communities.

Net cash used in investing activities during the year ended December 31, 2015 was $1.1 million as compared to $16.4 million used in investing activities during the year ended December 31, 2014. The decrease is due to our investment in the Oakmont Acquisition, completed in October 2014.

Net cash provided by financing activities totaled $96.5 million during the year ended December 31, 2015 as compared to $166.9 million during the year ended December 31, 2014. The $70.4 million decrease in net cash provided by financing activities is primarily due to the decrease in net borrowings in 2015 as compared to 2014, partially offset by $9.6 million of net proceeds from the issuance and sale of shares of our common stock under our ATM Program in 2015.

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

Net cash provided by financing activities totaled $166.9 million during the year ended December 31, 2014 as compared to $132.7 million during the year ended December 2013. The $34.1 million increase in net cash provided by financing activities is primarily due to the (i) $83.0 million increase in net borrowings from our credit facility in the year ended December 31, 2014 as compared to the year ended December 31, 2013; (ii) the issuance of $85.0 million aggregate principal amount of Convertible Notes, which are offset by approximately $16.6 million of the net proceeds from the sale of the Convertible Notes used to repurchase 1.0 million shares of our common stock. Net cash provided by financing activities in 2013 included $113.9 million of net proceeds received from the sale of the Company’s common stock in the IPO, net of $11.2 million of underwriting discounts and commissions and offering related expenses.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land option contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of December 31, 2015, we had $6.4 million of cash deposits pertaining to land option contracts and purchase contracts for 6,318 lots with an aggregate purchase price of $155.5 million. Approximately $0.3 million of the cash deposits as of December 31, 2015 are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by indemnity mortgages on the related property.

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

Contractual Obligations Table

The following is a summary of our contractual obligations as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings:
Credit Facility (a)	$230,000	$—	$230,000	$—	$—
Convertible Notes (b)	85,000	—	—	85,000	—
Inventory related obligations(c)	17,389	343	784	882	15,380
Interest and fees (d)	56,845	13,556	27,023	5,300	10,966
Consulting agreements (e)	83	83	—	—	—
Operating leases	1,602	590	998	14	—
Total	$390,919	$14,572	$258,805	$91,196	$26,346

(a)
Represents borrowings under our $255.0 million revolving credit facility (increased to $300.0 million in January 2016) which matures on May 26, 2018. See Note 9 “Notes Payable” to our consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.

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

(d)
All of the outstanding borrowings under our Credit Facility is at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of December 31, 2015 was 3.50%. Fees on the Credit Facility are approximately $0.1 million per year. Interest on our Convertible Notes accrues at a fixed rate of 4.25% per year and is payable semiannually beginning on May 15, 2015 through November 15, 2019. Inventory related obligations for infrastructure development attached to the land are subject to a fixed interest rate generally ranging from 1.32% to 7.13%, typically payable over a 30 year period, and are ultimately assumed by the homebuyer when home sales are closed.

(e)	We have a consulting agreement that requires monthly installments of $8,333 through October 2016. This is a non-interest bearing obligation.

In connection with the Oakmont acquisition, we recorded an earnout obligation on the acquisition date which was determined based on the forecasted number of home closings. The actual amount of the earnout may be more or less than the estimated amount and will be based on the actual number of homes closed from the acquired assets and the timing of the home closings from the acquisition date through December 31, 2017. The earnout obligation is estimated to be $1.4 million at December 31, 2015. We have not included this obligation in the table above.

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

Pre-acquisition costs, land, development and other project costs, including interest and property taxes, incurred during development and home construction, and net of expected reimbursements of development costs, are capitalized to real estate inventory. Pre-acquisition costs, land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate, on a [pro rata basis which we believe approximates the costs that would be determined using an allocation method based on relative sales values since the individual lots or homes within a community are similar in value.]

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

Impairment of Real Estate Inventories. In accordance with ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales prices and/or margins are trending downward and are anticipated to continue to trend downward. Due largely to the relatively short development and construction periods for our communities and our growth, we have not experienced circumstances during 2015 or 2014 that are indicators of impairment. Our future sales and margins may be impacted by our inability to realize continued growth, increased cost associated with holding and developing land, local economic factors, pressure on home sales prices, increased carrying costs, and insufficient access to labor and materials at reasonable costs. For individual communities with indicators of impairment, we perform additional analysis to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the asset, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model; changes to the expected cash flows may lead to changes in the outcome of our impairment analysis.

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

Impairment of land and land under development. For raw land, land under development and completed lots that our management anticipates will be utilized for future homebuilding activities or to be sold as finished lots to individuals, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home sales or lot sale, consistent with the evaluation of operating communities discussed above. As of December 31, 2015, we had not identified any raw land, land under development or completed lots that management intends to market for sale in bulk to a third party.

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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($85.0 million aggregate principal amount of our 4.25% Convertible Notes) and variable-rate debt, (our $255.0 million revolving credit facility which was increased to $300.0 million in January 2016) as part of financing our operations. On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders, which allows us to settle the conversion of our Convertible Notes using any combination of cash and shares of our common stock. We do not have the obligation to prepay the Convertible Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2015. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” in Item 1A. Risk Factors.
As of December 31, 2015, we had $230.0 million of variable rate indebtedness outstanding under our revolving credit facility. All of the outstanding borrowings under our credit facility are at variable rates based on LIBOR plus a credit spread determined based on leverage ratio, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of December 31, 2015 was 3.50%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense based on the current outstanding balance by approximately $2.3 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of LGI Homes, Inc.

We have audited the accompanying consolidated balance sheets of LGI Homes, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. With respect to the period from January 1, 2013 through November 13, 2013, we did not audit the financial statements of: LGI - GTIS Holdings, LLC; LGI - GTIS Holdings II, LLC; LGI - GTIS Holdings III, LLC; and LGI- GTIS Holdings IV, LLC (collectively GTIS Entities), which entities are limited liability companies in which the Company had equity interests. In the consolidated financial statements, the Company’s equity in the net income of the GTIS Entities is stated at $4,286,639 for the period from January 1, 2013 through November 13, 2013. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for GTIS Entities, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LGI Homes, Inc.at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Houston, Texas
March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LGI-GTIS Holdings, LLC and Subsidiaries
We have audited the consolidated balance sheets of LGI-GTIS Holdings, LLC and Subsidiaries (the “Company”) as of November 13, 2013, and the related consolidated statements of operations, members’ equity, and cash flows for the period from January 1, 2013 through November 13, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LGI-GTIS Holdings, LLC and Subsidiaries at November 13, 2013, and the results of their operations and their cash flows for the period from January 1, 2013 through November 13, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Armanino LLP
San Ramon, California
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LGI-GTIS Holdings II, LLC and Subsidiaries
We have audited the consolidated balance sheets of LGI-GTIS Holdings II, LLC and Subsidiaries (the Company) as of November 13, 2013, and the related consolidated statements of operations, members’ equity, and cash flows for the period from January 1, 2013 through November 13, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LGI-GTIS Holdings II, LLC and Subsidiaries at November 13, 2013, and the results of their operations and their cash flows for the period from January 1, 2013 through November 13, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Armanino LLP
San Ramon, California
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LGI-GTIS Holdings III, LLC and Subsidiaries
We have audited the consolidated balance sheets of LGI-GTIS Holdings III, LLC and Subsidiaries (the Company) as of November 13, 2013, and the related consolidated statements of operations, members’ equity, and cash flows for the period from January 1, 2013 through November 13, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LGI-GTIS Holdings Ill, LLC and Subsidiaries at November 13, 2013, and the results of their operations and their cash flows for the period from January 1, 2013 through November 13, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Armanino LLP
San Ramon, California
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
LGI-GTIS Holdings IV, LLC and Subsidiaries
We have audited the consolidated balance sheets of LGI-GTIS Holdings IV, LLC and Subsidiaries (the “Company”) as of November 13, 2013, and the related consolidated statements of operations, members’ equity, and cash flows for the period from January 1, 2013 through November 13, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LGI-GTIS Holdings IV, LLC and Subsidiaries at November 13, 2013, and the results of their operations and their cash flows for the period from January 1, 2013 through November 13, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Armanino LLP
San Ramon, California
March 31, 2014

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2015	2014

ASSETS
Cash and cash equivalents	$37,568	$31,370
Accounts receivable	17,325	7,365
Real estate inventory	531,228	367,908
Pre-acquisition costs and deposits	7,001	9,878
Property and equipment, net	2,108	1,610
Other assets	14,869	7,515
Goodwill and intangible assets, net	12,234	12,481
Total assets	$622,333	$438,127

LIABILITIES AND EQUITY
Accounts payable	$24,020	$15,479
Accrued expenses and other liabilities	40,006	21,365
Deferred tax liabilities, net	2,726	2,685
Notes payable	308,192	216,099
Total liabilities	374,944	255,628
COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 21,270,389 shares issued and 20,270,389 shares outstanding as of December 31, 2015 and 20,849,044 shares issued and 19,849,044 shares outstanding as of December 31, 2014	213	208
Additional paid-in capital	175,575	163,520
Retained earnings	88,151	35,321
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	247,389	182,499
Total liabilities and equity	$622,333	$438,127

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2015	2014	2013

Revenues:
Home sales	$630,236	$383,268	$160,067
Management and warranty fees	—	—	2,729
Total revenues	630,236	383,268	162,796
Cost of sales	463,304	280,481	121,326
Selling expenses	52,998	36,672	15,769
General and administrative	34,260	23,744	13,604
Income from unconsolidated LGI/GTIS Joint Ventures	—	—	(4,287)
Operating income	79,674	42,371	16,384
Interest expense, net	—	—	51
Gain on remeasurement of interests in LGI/GTIS Joint Ventures	—	—	(6,446)
Other income, net	(606)	(708)	(24)
Net income before income taxes	80,280	43,079	22,803
Income tax provision	27,450	14,868	1,066
Net income	52,830	28,211	21,737
Loss attributable to non-controlling interests	—	—	590
Net income attributable to owners	$52,830	$28,211	$22,327
Earnings per share:
Basic	$2.65	$1.37	$0.34	1
Diluted	$2.44	$1.33	$0.34	1

Weighted average shares outstanding:
Basic	19,939,761	20,666,758	20,763,449	[1]
Diluted	21,740,719	21,202,967	20,834,124	[1]

(1) For the year ended December 31, 2013 earnings per share and weighted average shares outstanding are presented for the period from November 13, 2013 (post Reorganization Transactions and date of closing of IPO) to December 31, 2013. See Note 11 - Equity for calculation of earnings per share.

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Owners’ Equity	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE—December 31, 2012	—	$—	$—	$—	$—	$25,211	$—	$25,211
Net income (loss) before Reorganization Transactions (Note 1)	—	—	—	—	—	15,217	(590)	14,627
Contributions	—	—	—	—	—	2,535	15,797	18,332
Distributions	—	—	—	—	—	(9,111)	—	(9,111)
Issuance of shares in connection with formation of LGI Homes, Inc., July 9, 2013	1,000	—	1	—	—	—	—	1
Issuance of shares in connection with Reorganization Transactions	10,003,358	100	48,959	—	—	(33,852)	(15,207)	—
Issuance of restricted stock units in settlement of accrued bonuses	—	—	1,026	—	—	—	—	1,026
Compensation expense for equity awards	—	—	43	—	—	—	—	43
Issuance of shares in Initial public offering, net of underwriting fees and offering expenses of $11,216	10,350,000	104	102,531	—	—	—	—	102,635
Issuance of shares for GTIS Acquisitions	409,091	4	4,496	—	—	—	—	4,500
Net income post Reorganization Transactions	—	—	—	7,110	—	—	—	7,110
BALANCE—December 31, 2013	20,763,449	$208	$157,056	$7,110	$—	$—	$—	$164,374
Net income	—	—	—	28,211	—	—	—	28,211
Issuance of restricted stock units in settlement of accrued bonuses	—	—	642	—	—	—	—	642
Compensation expense for equity awards	—	—	862	—	—	—	—	862
Stock issued under employee incentive plans	85,595	—	(240)	—	—	—	—	(240)
Issuance of Convertible Notes, equity portion, net of issuance costs of $297 and tax effect of $2,971	—	—	5,200	—	—	—	—	5,200
Repurchase of stock	—	—	—	—	(16,550)	—	—	(16,550)
BALANCE—December 31, 2014	20,849,044	$208	$163,520	$35,321	$(16,550)	$—	$—	$182,499
Net income	—	—	—	52,830	—	—	—	52,830
Issuance of shares, net of offering costs	345,760	4	9,492	—	—	—	—	9,496
Issuance of restricted stock units in settlement of accrued bonuses	—	—	238	—	—	—	—	238
Compensation expense for equity awards	—	—	2,279	—	—	—	—	2,279
Stock issued under employee incentive plans	75,585	1	46	—	—	—	—	47
BALANCE—December 31, 2015	21,270,389	$213	$175,575	$88,151	$(16,550)	$—	$—	$247,389

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$52,830	$28,211	$21,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from unconsolidated LGI/GTIS Joint Ventures	—	—	(4,287)
Distributions from unconsolidated LGI/GTIS Joint Ventures	—	—	4,414
Gain on remeasurement of interests in LGI/GTIS Joint Ventures	—	—	(6,446)
Depreciation and amortization	883	825	292
Gain on settlement of participation fee obligation	—	—	(9)
Loss on disposal of assets	—	14	56
Settlement of accrued bonuses with restricted stock units	—	—	1,026
Excess tax benefits from stock based compensation	(47)	(356)	—
Compensation expense for equity awards	2,279	862	43
Deferred income taxes	42	1	(288)
Changes in assets and liabilities:
Accounts receivable	(9,960)	(1,963)	(3,871)
Real estate inventory	(151,707)	(198,357)	(74,595)
Pre-acquisition costs and deposits	2,877	(6,066)	(2,705)
Other assets	(4,795)	(617)	286
Accounts payable	9,630	1,480	5,827
Accrued expenses and other liabilities	8,812	2,752	4,031
Net cash used in operating activities	(89,156)	(173,214)	(54,489)
Cash flows from investing activities:
Payment for business acquisitions, net of cash acquired	—	(15,169)	(30,139)
Purchases of property and equipment	(1,117)	(1,195)	(685)
Capital investments in unconsolidated LGI/GTIS Joint Ventures	—	—	(928)
Capital distributions from unconsolidated LGI/GTIS Joint Ventures	—	—	458
Proceeds from disposal of assets	—	—	35
Net cash used in investing activities	(1,117)	(16,364)	(31,259)
Cash flows from financing activities:
Proceeds from notes payable	245,382	232,400	72,932
Payments on notes payable	(154,786)	(43,531)	(52,042)
Loan issuance costs	(2,238)	(5,200)	—
Payment for offering costs	(419)	—	—
Payment for earnout obligation	(1,108)	—	—
Excess tax benefits (deficiencies) from equity awards	47	(240)	—
Stock repurchases	—	(16,550)	—
Contributions from owners	—	—	2,535
Distributions to owners	—	—	(9,111)
Proceeds from sale of stock, net of offering expenses	9,593	—	102,636
Contributions from non-controlling interests	—	—	15,797
Net cash provided by financing activities	96,471	166,879	132,747
Net increase (decrease) in cash and cash equivalents	6,198	(22,699)	46,999
Cash and cash equivalents, beginning of year	31,370	54,069	7,070
Cash and cash equivalents, end of year	$37,568	$31,370	$54,069
See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BUSINESS
Organization and Description of the Business
LGI Homes, Inc. a Delaware corporation (the “Company”, “us,” “we,” or “our,”), was organized on July 9, 2013 as a holding company for the purposes of facilitating the initial public offering (the “IPO”) of its common stock in November 2013.
The Company's principal business is the development of communities and the design, construction and sale of homes. At December 31, 2015, the Company had operations in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina South Carolina, Washington and Tennessee.
Initial Public Offering and Reorganization Transactions
On November 13, 2013, we completed the IPO and received net proceeds of $102.6 million. In conjunction with the IPO, the Company completed the reorganization of LGI Homes Group, LLC and LGI Homes Corporate, LLC and their consolidated subsidiaries and variable interest entities, as well as LGI Homes II, LLC, LGI Homes - Sunrise Meadow, LLC, LGI Homes - Canyon Crossing, LLC, and LGI Homes - Deer Creek, LLC, (collectively, the “Predecessor”) into LGI Homes, Inc. (the “Reorganization Transactions”).
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

2.     ACQUISITIONS
Oakmont Acquisition
On October 2, 2014, we acquired certain home building assets and liabilities of Oakmont Home Builders, Inc. (“Oakmont”) and certain land positions of EST Properties, LLC, an affiliate of Oakmont (the “Oakmont Acquisition”). As a result of the Oakmont Acquisition, we established an immediate presence in residential homebuilding in the Charlotte, North Carolina, market acquiring 150 homes under construction and more than 1,000 owned and controlled lots. The total purchase price for the Oakmont Acquisition was approximately $17.3 million, consisting of approximately $15.2 million, in cash and a contingent earnout based on home closings through December 31, 2017. The fair value of the earnout at the acquisition date was estimated to be approximately $2.2 million.
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
We determined the estimated fair values of the real estate inventory with the assistance of appraisals performed by independent third-party specialists, discounted cash flow analyses and estimates by management. The fair value of the earnout on the acquisition date of approximately $2.2 million was determined based on the forecasted number of home closings adjusted to reflect probability weighted absorption scenarios and a 10% discount rate. We estimated the earnout may be more or less than the $2.6 million undiscounted amount associated with homes to be closed from the acquired assets and the timing of the home closings and land development activities. The earnout liability is included in other liabilities on the consolidated balance sheet and is reassessed on a quarterly basis and subject to adjustment based on revisions to the forecasted absorption rate and the actual number of homes closed during the earnout period. No adjustment to the estimated earnout liability was necessary as of December 31, 2015.
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
General and administrative expenses for the year ended December 31, 2014 include approximately $0.7 million of acquisition related costs for legal and due diligence services related to the Oakmont Acquisitions.
During the years ended December 31, 2015 and 2014, we closed 269 homes and 71 homes, respectively, subject to the earnout. The earnout is paid quarterly. As of December 31, 2015, we have paid $1.1 million to the sellers and the balance of the earnout liability is approximately $1.4 million, including approximately $0.3 million payable during the first quarter of 2016 for fourth quarter 2015 home closings.

LGI/GTIS Joint Venture Partners' Interests
Concurrent with the IPO, we acquired from GTIS Partners, LP and its affiliated entities (“GTIS”) all of GTIS’ equity interests in four unconsolidated joint ventures with the Predecessor, namely LGI-JV Holdings, LLC (formerly LGI-GTIS Holdings, LLC), LGI-JV Holdings II, LLC (formerly LGI-GTIS Holdings II, LLC), LGI-JV Holdings III, LLC (formerly LGI-GTIS Holdings III, LLC) and LGI-JV Holdings IV, LLC (formerly LGI-GTIS Holdings IV, LLC) (collectively, the “LGI/GTIS Joint Ventures”), in exchange for aggregate consideration of $41.3 million, consisting of cash of approximately $36.8 million and 409,091 shares of our common stock valued at $4.5 million on the IPO date (the “GTIS Acquisitions”). As discussed at Note 6, the LGI/GTIS Joint Ventures were historically accounted for as unconsolidated joint ventures under the equity method of accounting. As a result of the GTIS Acquisitions, we began consolidating the entities. As required by ASC 805, the acquired assets and assumed liabilities were accounted for at fair value and the Predecessor’s historical interests in the joint ventures were remeasured at fair value at the acquisition date.
In connection with the purchase accounting, we recorded a gain of $6.4 million on the re-measurement of the Predecessor’s equity interest in the LGI/GTIS Joint Ventures and $12.7 million of goodwill and other intangibles. In addition, there was a $7.9 million step-up adjustment to record the acquisition date real estate inventory and lot option contracts at fair value. Approximately $1.2 million, $2.9 million and $3.5 million of the $7.9 million fair value step-up adjustment is included in cost of sales for the years ended December 31, 2015, 2014 and 2013, respectively, related to real estate inventory and lot option contracts at November

13, 2013 that were sold during the respective periods. As of December 31, 2015 and 2014, a total of $7.6 million and $6.4 million of the step-up adjustment has been amortized to cost of sales, respectively.
In connection with the GTIS Acquisitions, certain rights to the LGI Homes trade name were reacquired. The fair value of this intangible asset was calculated based upon the forecasted revenues of the LGI/GTIS Joint Ventures using a relief-from-royalty valuation model. The intangible asset was valued at $0.7 million and is being amortized on a straight line basis over 3 years.
The supplemental pro forma information presented below (in thousands) presents the home sales revenues, cost of sales, and net income before income taxes for 2013 as if the GTIS Acquisitions date had been completed on January 1, 2012.

Unaudited Pro Forma Financial Information	For the Year Ended December 31, 2013
Home sales revenues	$240,963
Cost of sales	$179,831
Net income before income taxes	$22,922

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

For the periods prior to the Reorganization Transactions, the accompanying consolidated financial statements include the accounts of LGI Homes, Inc. and the results of operations since the date of its formation, July 9, 2013, and the Predecessor's historical combined accounts and results of operations for January 1, 2013 to November 13, 2013. All intercompany balances and transactions have been eliminated in consolidation and all intracompany balances and transactions have been eliminated in combination.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. The significant accounting estimates include real estate inventory and cost of sales, impairment of real estate inventory and property and equipment, goodwill, warranty reserves, our earnout liability, the fair value of the convertible debt, loss contingencies and our liability under our self-funded health benefit plan.

Cash and Cash Equivalents and Concentration of Credit Risk

Cash and cash equivalents are defined as cash on hand, demand deposits with financial institutions, and short-term liquid investments with an initial maturity date of less than three months. Our cash in demand deposit accounts may exceed federally insured limits and could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or diminished access to cash in their demand deposit accounts.

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

In accordance with the ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been sold, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model. As of December 31, 2015 and 2014, the real estate inventory is stated at cost; there were no inventory impairment charges recorded during the years ended December 31, 2015, 2014 and 2013.

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

Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and makes a nonrefundable deposit, it may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of December 31, 2015 and December 31, 2014, we were not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposit and option contracts.

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

Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout the remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the years ended December 31, 2015, 2014 and 2013.

Investments in Joint Ventures and Unconsolidated Variable Interest Entities (VIEs)

The Predecessor functioned as the managing member of several joint ventures conducting homebuilding activities; these joint ventures became wholly-owned subsidiaries of us as a result of the Reorganization Transactions and the GTIS Acquisitions.

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

Management evaluated our investments in unconsolidated entities for indicators of impairment during each reporting period. No impairment charges were recorded related to investments in unconsolidated entities during the periods presented.

Goodwill and Intangible Assets

The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC 805. Goodwill and intangible assets that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. We recorded $12.0 million of goodwill related to the GTIS Acquisitions. No goodwill impairment charges were recorded in 2015, 2014 and 2013.

Warranty Reserves

Future direct warranty costs are accrued and charged to cost of sales in the period when the related home is sold. Our warranty liability is based upon historical warranty cost experience and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built, the geographic areas in which they are built, and potential impacts of our continued expansion.

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

Advertising Costs

Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $9.3 million, $8.6 million and $3.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Income Taxes

LGI Homes, Inc. is a taxable entity. Prior to the Reorganization Transactions, the Predecessor consisted of limited liability companies and limited partnerships, all of which were treated as partnerships for income tax purposes and federal income taxes on taxable income or losses realized by the Predecessor were the obligation of the individual members or partners. As a result of the Reorganization Transactions, the Predecessor entities are subject to federal and state income taxes. The accompanying financial statements include a provision for income taxes based on the period when our operations are taxable.

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

We file income tax returns in the U.S. federal jurisdiction and in various states and does not have any unrecognized tax benefits. We are not presently under exam for income tax by any taxing jurisdiction, and no longer remains subject to exam for years before 2012 (2011 for Texas).

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding. Diluted earnings per share gives effect to all dilutive potential shares outstanding during the period using the treasury stock method and for our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) using the if-converted method through April 29, 2015. On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Therefore, subsequent to April 30, 2015, the treasury stock method is used to calculate the dilutive effect of the Convertible Notes. Diluted earnings per share excludes all dilutive potential shares of common stock if their effect is antidilutive.

Stock-Based Compensation

Compensation costs for non-performance-based restricted stock awards are measured using the closing price of our common stock on the date of grant and are expensed on a straight-line basis over the vesting period of the award. Compensation costs for performance-based restricted stock awards are also measured using the closing price of our common stock on the date of grant but are expensed in accordance with ASC 718-10-25-20, Compensation - Stock Compensation, which requires an assessment of probability of attainment of the performance target. Once the performance target outcome is determined to be probable, the cumulative expense is recorded and the remaining expense is recorded on a straight-line basis through the end of the award's vesting period.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) as part of its initiative to reduce complexity in accounting standards (the “Simplification Initiative”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 will be effective for us beginning January 1, 2016. We currently present deferred financing costs within other assets. Accordingly, the adoption of the new guidance will result in the reclassification of debt issuance costs as an offset to the related debt on the balance sheet, which we do not expect to be material to our consolidated financial statements.

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

4.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	December 31,
	2015	2014
Land, land under development, and finished lots	$320,320	$244,658
Sales offices	8,083	6,978
Homes in progress	109,451	55,807
Completed homes	93,374	60,465
Total real estate inventory	$531,228	$367,908
Interest and financing costs incurred under our debt obligations, as more fully discussed in Note 9, are capitalized to qualifying real estate projects under development and homes under construction.

5.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		December 31,
	Asset Life	2015	2014
	(years)
Computer equipment	2-5	$1,237	$738
Machinery and equipment	5	53	52
Furniture and fixtures	2-5	2,132	1,557
Leasehold improvements	various	240	230
Total property and equipment		3,662	2,577
Less: Accumulated depreciation		(1,554)	(967)
Property and equipment, net		$2,108	$1,610
Depreciation expense incurred for the years ended December 31, 2015, 2014 and 2013 was $0.6 million, $0.4 million and $0.3 million, respectively.
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
The LGI/GTIS Joint Ventures were each engaged in homebuilding and land development activities. GTIS Partners, LP and affiliated entities (collectively “GTIS”) were joint venture members in these entities. Management of each of the LGI/GTIS Joint Ventures was vested in the members, being the Predecessor and GTIS. The Predecessor was considered the managing member of these entities. The managing member had the responsibility and authority to operate the LGI/GTIS Joint Ventures on a day-to-

day basis subject to the operating budget and business plan, which was approved by both members. The Predecessor used its sales, development and operations teams to support operations and had significant influence even though the respective joint venture members had been deemed to have joint control under ASC Topic 810. All major decisions required both members’ consent. Major decisions included, but were not limited to: the acquisition or disposition of a project; capital contributions; and changes, and updates or amendments to the operating budget or business plan. Generally, the LGI/GTIS Joint Ventures did not obtain construction financing from outside lenders, but financed their activities primarily through equity contributions from each of the joint venture members.
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
A summarized condensed statement of operations of the LGI/GTIS Joint Ventures accounted for using the equity method is presented below for the period through the date of the GTIS Acquisitions (in thousands):

Period Ended November 13,
Statement of Operations	2013
Home sales	$80,896
Cost of sales	$58,718
Net earnings of unconsolidated entities	$10,873
Predecessor's share in net earnings of unconsolidated entities	$4,287

Consolidated Joint Ventures
Two consolidated joint ventures, engaged in homebuilding and land development activities, were determined to be VIEs and the Predecessor was deemed to be the primary beneficiary under ASC Topic 810. LGI Fund III Holdings, LLC was formed March 31, 2013, and LGI Homes Group, LLC was the managing member; this entity became a wholly-owned subsidiary of us on November 13, 2013, as a result of our acquisition of the non-controlling interests in the joint venture as part of the Reorganization Transactions (See Note 1).
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

7.     OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2015	2014
Deferred loan costs	$3,631	$3,732
Prepaid insurance	1,301	1,176
Prepaid expenses	9,024	1,497
Security deposits	913	1,110
Total other assets	$14,869	$7,515

8.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Inventory related obligations	$17,389	$7,275
Retentions payable	3,036	2,696
Accrued compensation, bonuses and benefits	5,573	2,434
Earnout liability	1,425	2,196
Taxes payable	6,205	1,448
Warranty reserve	1,325	900
Other	5,053	4,416
Total accrued expenses and other liabilities	$40,006	$21,365

Inventory Related Obligations
We own lots in certain communities in Florida, Arizona, and Texas that have Community Development Districts (“CDD”) or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, is typically payable over a 30 year period, and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots. At December 31, 2015 and 2014, we had CDD and other utility development obligations of approximately $17.4 million and $7.3 million, respectively.
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems. The Predecessor provided similar warranty services for homes sold by the LGI/GTIS Joint Ventures prior to the GTIS Acquisitions (see Note 13).
Changes to our warranty accrual are as follows (in thousands):

	December 31,
	2015	2014	2013
Warranty reserves, beginning of year	$900	$630	$450
Warranty provision	1,608	1,179	764
Warranty reserve acquired in GTIS Acquisitions	—	—	30
Warranty expenditures	(1,183)	(909)	(614)
Warranty reserves, end of year	$1,325	$900	$630

9.     NOTES PAYABLE
Revolving Credit Agreement
In May 2015, we entered into a credit agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a $225.0 million revolving credit facility, which could be increased upon our request up to $300.0 million. On November 6, 2015, amounts available to us under the Credit Agreement were increased by $30.0 million to $255.0 million in accordance with the accordion feature of the Credit Agreement. See footnote 19 for a subsequent increase in the borrowing capacity under the Credit Agreement.
The Credit Agreement matures on May 26, 2018. Prior to each annual anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $0.5 million. Prior to the occurrence of a trigger event under the Credit Agreement, the revolving credit facility is unsecured except that the facility is secured by a first priority lien in land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million. As of December 31, 2015, the borrowing base was $255.0 million, of which $230.0 million was outstanding, $3.4 million represents letter of credit assurances, and the remaining $21.6 million was available to borrow.
Interest on borrowings under the Credit Agreement is paid monthly at LIBOR plus 3.50%. The Credit Agreement applicable margin for LIBOR loans ranges from 3.00% to 3.50% based on our leverage ratio. At December 31, 2015 LIBOR was 0.36%.
The Credit Agreement contains various financial covenants, including a tangible net worth ratio, a leverage ratio, a minimum liquidity amount, and an EBITDA to interest expense ratio. The Credit Agreement also prohibits us from making any investments except as permitted under the Credit Agreement. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt. At December 31, 2015, we were in compliance with all of the covenants contained in the Credit Agreement.

Convertible Notes
In November 2014, we issued $85.0 million aggregate principal amount of its 4.25% Convertible Notes due 2019. The Convertible Notes mature on November 15, 2019 and bear interest at a rate of 4.25%, payable semiannually each year, beginning on May 15, 2015. Prior to May 15, 2019, the Convertible Notes will be convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019, note holders can convert their Convertible Notes at any time at their option.
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
ASC Topic 470-20, Debt with Cash Conversion and Other Options, requires the issuer of convertible debt that may be settled wholly or partially in shares or cash upon conversion, such as the Convertible Notes, to separately account for the liability (debt) and equity (additional paid-in capital) components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. The issuance of the Convertible Notes was recorded at the issuance date fair value of $76.5 million. The fair value was determined using a discount rate of 6.6% based on the rate of return investors would require for a similar liability without the equity component, and reflects an $8.5 million discount. $5.5 million of the remaining proceeds were recorded to additional paid-in capital to reflect the equity component of the Convertible Notes and $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted over the term to maturity. The net proceeds from the offering of the Convertible Notes were approximately $82.0 million; of the $3.0 million of debt issuance costs, $2.7 million were allocated to the liability component and the remaining $0.3 million was allocated as an offset to the equity component of the Convertible Notes.
As of December 2015, we incurred approximately $1.5 million of discount accretion, $3.6 million of coupon interest, and $0.5 million of debt issuance cost amortization. As of December 31, 2014, we incurred approximately $0.2 million of discount accretion, $0.4 million of coupon interest, and $0.1 million of debt issuance cost amortization. Interest and amortization of Convertible Notes discount and issuance costs are capitalized as cost of inventory: see the Capitalized Interest table below. At December 31, 2015, notes payable in our accompanying consolidated financial statements include $78.2 million representing the accreted principal amount of the Convertible Notes.
Concurrent with the issuance of the Convertible Notes, we utilized approximately $16.6 million of the net proceeds from the sale of the Convertible Notes to repurchase 1.0 million shares of Company common stock to be held as treasury stock. The remaining net proceeds from issuance of the Convertible Notes have been used for the purchase of land and lots and general corporate purposes, including repayment of borrowings under our revolving credit facility.

Notes payable consist of the following (in thousands):

	December 31,
	2015	2014
Notes payable to Wells Fargo Bank, National Association and several financial institutions under the Credit Agreement ($255.0 million revolving credit facility) maturing on May 26, 2018; interest paid monthly at LIBOR plus 3.50%; collateralized by certain land, land under development, and finished lots (carrying value of $63.0 million at December 31, 2015)	$230,000	$—
Notes payable to Texas Capital Bank, National Association and a syndication of lenders under the Credit Agreement ($200.0 million secured revolving credit facility) repaid and terminated on May 27, 2015; interest paid monthly at LIBOR plus 2.75%, with a LIBOR floor of 1.00%	—	139,404
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of approximately $6.8 million and $8.3 million in unamortized discount at December 31, 2015 and December 31, 2014, respectively	78,192	76,695
Total notes payable	$308,192	$216,099

As of December 31, 2015, the annual aggregate maturities of our notes payable during each of the next five fiscal years are as follows (amounts in thousands):

Amount
2016	$—
2017	—
2018	230,000
2019	85,000
2020	—
Total notes payable	315,000
Less: Convertible Notes discount	(6,808)
Net notes payable	$308,192
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest incurred	$14,198	$6,026	$1,378
Less: Amounts capitalized	(14,198)	(6,026)	(1,327)
Interest expense	$—	$—	$51

Cash paid for interest	$9,766	$4,109	$1,220

Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of Convertible Notes discount of $3.9 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively.

10.     INCOME TAXES
All Company operations are domestic. The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$24,990	$13,266	$841
State	2,419	1,606	513
Current tax provision	27,409	14,872	1,354
Deferred:
Federal	33	—	(265)
State	8	(4)	(23)
Deferred tax benefit	41	(4)	(288)
Total income tax provision	$27,450	$14,868	$1,066

Income taxes paid were $23.7 million, $15.2 million and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Prior to the Reorganization Transactions, the Predecessor consisted of limited liability companies and limited partnerships, all of which were treated as partnerships for income tax purposes. However, as a result of the Reorganization Transactions, the Predecessor entities are subsidiaries of us, thereby becoming subject to federal and certain state taxes beginning November 13, 2013. As a result of this tax status change, we recorded a net deferred tax liability and a one-time non-cash charge of $0.2 million included in the income tax provision in 2013. In addition, the remeasurement of the Predecessor’s historical interests in the LGI/GTIS Joint Ventures generated approximately $4.8 million of excess book goodwill primarily attributable to the Predecessor’s carryover basis in the joint ventures’ assets and liabilities that is not deductible for federal income tax purposes. This excess goodwill is not amortizable for tax purposes.
A reconciliation of the provision for income taxes for 2015 and 2014 and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015		2014		2013
Tax at federal statutory rate	$28,098	35.0%	$15,078	35%	$7,981	35.0%
State income taxes (net of federal benefit)	1,568	2.0	1,037	2.4%	439	1.9
Domestic production activity deduction	(2,462)	(3.1)	(1,294)	(3)%	(88)	(0.4)
Non deductible expenses and other	237	0.3	47	0.1%	1	0.1
Change in tax status of entity - deferred taxes	9	—	—	—%	245	1.1
Non-taxable - gain on remeasurement	—	—	—	—%	(2,256)	(9.9)
Income attributable to partnerships - nontaxable	—	—	—	—%	(5,256)	(23.1)
Tax at effective rate	$27,450	34.2%	$14,868	34.5%	$1,066	4.7%

The components of net deferred tax assets and liabilities at December 31, 2015 and December 31, 2014, are as follows (in thousands):

	December 31
	2015	2014
Deferred tax assets:
Accruals and reserves	$1,741	$913
Inventory	536	527
Compensation related to RSUs	176	373
Deferred loan costs	84	108
Deferred Rent	44	43
Total deferred tax assets	2,581	1,964
Deferred tax liabilities:
Discount on Convertible Notes	(2,486)	(3,079)
Prepaids	(2,078)	(1,018)
Tax depreciation in excess of book depreciation	(441)	(350)
Goodwill and other assets amortized for tax	(302)	(202)
Total deferred tax liability	$(5,307)	$(4,649)
Total net deferred tax liability	$(2,726)	$(2,685)

11.     EQUITY

We are authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2015 and 2014, no shares of preferred stock were issued or outstanding.

At December 31, 2014 we had 20,849,044 shares of common stock issued and 19,849,044 shares of common stock outstanding, including 1.0 million treasury shares of our common stock purchased November 21, 2014 at $16.55 per share. At December 31, 2015 we had 21,270,389 shares of common stock issued and 20,270,389 shares of common stock outstanding.
Shelf Registration Statement and ATM Offering Program
We filed a shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell from time to time various securities with a maximum offering price of $300.0 million. The Registration Statement was declared effective in August 2015. Under the Registration Statement, we established an at the market common stock offering program (the “ATM Program”) in August 2015 with Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, JMP Securities LLC and Builder Advisor Group, LLC, as sales agents. Under the ATM Program, we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $30.0 million. We issued and sold 345,760 shares of our common stock under the ATM Program and received net proceeds of approximately $9.6 million during the year ended December 31, 2015.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2015 and 2014 and from November 13, 2013 to December 31, 2013. Earnings per share is not computed for the period prior to the closing date of the IPO because the Predecessor consisted of limited liability companies and limited partnerships and LGI Homes, Inc. did not have operations.

	For the year Ended December 31,		For the Period from November 13, 2013 - December 31, 2013
	2015	2014
Numerator (in thousands):
Numerator for basic earnings per share	$52,830	$28,211	$7,110
Effect of dilutive securities:
Interest expense associated with Convertible Notes, net of taxes	190	7	—
Numerator for diluted earnings per share	$53,020	$28,218	$7,110
Denominator:
Basic weighted average shares outstanding	19,939,761	20,666,758	20,763,449
Effect of dilutive securities:
Convertible Notes - treasury stock method	463,609	—	—
Convertible Notes - if-converted method	1,298,871	432,957	—
Restricted stock units	38,478	103,252	70,675
Diluted weighted average shares outstanding	21,740,719	21,202,967	20,834,124

Basic earnings per share	$2.65	$1.37	$0.34
Diluted earnings per share	$2.44	$1.33	$0.34
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	23,201	3,022	$—

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

LGI Homes Group, LLC is a Texas limited liability company formed in March 2011. EDSS Holdings, LP, a limited partnership wholly-owned by the Family Principals, owned 50.125% of LGI Homes Group, LLC, and LGI Investment Fund II, LP, owned the remaining 49.875%. LGI Investment Fund II, LP was formed as a Texas limited partnership in June 2011. LGI Fund II GP, LLC was the 1% general partner. LGI Fund II GP, LLC is wholly-owned by the Family Principals. The limited partners were various investors.
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

12.    STOCK-BASED COMPENSATION

Non-performance Based Restricted Stock Units
As approved by our stockholders, we adopted the LGI Homes, Inc. 2013 Equity Incentive Plan (the “2013 Incentive Plan”) to reward, retain and attract key personnel. At December 31, 2015, 2,000,000 shares of our common stock had been reserved for issuance pursuant to the 2013 Incentive Plan.

The following table summarizes the activity of our restricted stock units (“RSUs”):

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	—	$—
Granted	140,222	$11.00
Balance at December 31, 2013	140,222	$11.00
Granted	82,441	$16.52
Vested	(116,543)	$11.00
Forfeited	(3,334)	$11.00
Balance at December 31, 2014	102,786	$15.43
Granted	85,184	$17.40
Vested	(75,687)	$16.12
Forfeited	(4,469)	$15.85
Balance at December 31, 2015	107,814	$16.48
In March 2015, we issued 56,611 RSUs for 2014 bonuses to certain officers and managers under the Annual Bonus Plan. The RSUs vest over three years and will be settled in shares of our common stock. In March 2014, we issued 37,307 RSUs to certain officers and managers under the Annual Bonus Plan; the RSUs had a one-year vesting period and could be settled only in shares of the our common stock. In addition, during the year ended December 31, 2015 and 2014, we issued 28,573 and 45,134 RSUs, respectively, to certain employees, executives and non-employee directors which vest over periods ranging from one to three years. The RSUs could be settled only in shares of our common stock.
We recognized $0.5 million of stock-based compensation expense related to outstanding RSUs grants for both the years ended December 31, 2015 and 2014 and $42,814 for the year ended December 31, 2013. At December 31, 2015, we had unrecognized compensation cost of $1.3 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.3 years.
Performance Based Restricted Stock Units
The Compensation Committee of our Board of Directors has granted awards of Performance-Based RSUs (“PSUs”) under the 2013 Incentive Plan to certain members of senior management for each of the three-year performance cycles: 2014 - 2016 and 2015 - 2017. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three year period. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs will be settled in shares of our common stock.

Period Granted	Target PSUs Outstanding December 31, 2014	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at December 31, 2015	Weighted Average Grant Date Fair Value
2014	62,906	—	—	—	62,906	$17.09
2015	—	127,111	—	—	127,111	$13.34
Total	62,906	127,111	—	—	190,017
At December 31, 2015, management estimates that the recipients will receive approximately 170% and 183% of the 2014 and 2015 target number of PSUs, respectively, at the end of the applicable three-year performance cycle. We recognized $1.8 million and $0.3 million of total stock-based compensation expense related to outstanding Performance-Based RSUs grants for the year ended December 31, 2015 and 2014, respectively. At December 31, 2015, we had unrecognized compensation cost of $2.8 million, based on the target amount, related to unvested Performance-Based RSUs, which is expected to be recognized over a weighted average period of 1.4 years.

13.    FAIR VALUE DISCLOSURES

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximate their carrying amounts due to the short term nature of these instruments. As of December 31, 2015, the revolving credit facility's carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates.
The Convertible Notes, as discussed in Note 9, were initially recorded at estimated fair value determined using Level 2 measurements. The fair value of the assets acquired and liabilities assumed as part of the Oakmont Acquisition and GTIS Acquisitions, as discussed in Note 2, were determined using Level 2 or Level 3 measurements. In addition, the Predecessor’s historical interests in the LGI/GTIS Joint Ventures were adjusted to fair value determined using Level 3 unobservable assumptions and valuation inputs.
The following table below shows the level and measurement of liabilities at December 31, 2015 and 2014 (in thousands):

		December 31, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Convertible Notes	Level 2	$78,192	$74,449	$76,695	$76,695
Earnout liability	Level 3	$1,425	$1,425	$2,196	$2,196

14.    RELATED PARTY TRANSACTIONS

Land Purchases
We have an option contract to purchase 106 finished lots in Montgomery County, Texas, from an affiliate of a Family Principal for a total base purchase price of approximately $8.0 million. The lots will be purchased in takedowns of at least 21 lots during each successive 6 month period, subject to 5% annual price escalation and certain price protection terms. We had a $25,000 non-refundable deposit at December 31, 2015 related to this option contract. We expect the first closing of lots under the option contract will take place in the first quarter of 2016.
On July 11, 2014, we acquired approximately 1,902 acres of land located in Lancaster County, South Carolina, from an entity owned and managed by a Family Principal, for an aggregate purchase price of approximately $15.4 million. The purchase price was based on a third party appraisal.
Consulting Fees
Concurrent with the closing of the IPO on November 13, 2013, we entered into a three-year consulting agreement with a Family Principal for $100,000 per year payable on a monthly basis. Consulting fees were approximately $100,000 for each of the years ended December 31, 2015 and 2014 and $17,000 for the year ended December 31, 2013, respectively.

Management and Warranty Fees
The Predecessor had a Management Services Agreement with each of the LGI/GTIS Joint Ventures. The Predecessor provided administration, supervision, marketing, and various other services for the joint ventures. The Predecessor charged the joint ventures a management fee of approximately 3% of home sale revenues and 3% of construction costs for the development of land, as applicable. The management and construction fees were in addition to direct costs charged to the joint ventures. Management fees earned under the agreements were $2.6 million for the year ended December 31, 2013.
The Predecessor collected a warranty fee of $250 from the LGI/GTIS Joint Ventures upon the closing of the sale of each home and provided a Home Builder’s Limited Warranty to the buyer of each home. The Predecessor was responsible for the performance and discharge of any warranty claims asserted against the joint ventures or the GTIS member. Warranty fees earned were $0.1 million for the year ended December 31, 2013.
15.     RETIREMENT BENEFITS
Our employees are eligible to participate in a 401(k) savings plan. Employees are eligible to participate after completing ninety days of service and having attained the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. A discretionary match may be made by us of up to 100% of the first 3% of an eligible employee’s deferral, not to exceed $3,000. For each of the years ended December 31, 2015, 2014 and 2013, our matching contributions were $0.5 million, $0.3 million and $0.1 million, respectively.

16.     COMMITMENTS AND CONTINGENCIES
Contingencies
In the ordinary course of doing business, we become subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate. Management believes that these claims include usual obligations incurred by real estate developers and home builders in the normal course of business. In the opinion of management, these matters will not have a material effect on our combined financial position, results of operations or cash flows.
We have provided unsecured environmental indemnities to certain lenders and other counterparties. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company may have recourse against other previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters at December 31, 2015 and 2014.
Land Deposits
We have land purchase option contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and obligations with respect to the option contracts which are generally limited to the forfeiture of the related nonrefundable cash deposits. The following is a summary of our land purchase deposits and option contracts included in pre-acquisition costs and deposits (in thousands, except for lot count):

	December 31,
	2015	2014
Land deposits and option payments	$6,406	$9,591
Commitments under the land purchase option and deposit agreements if the purchases are consummated	$155,548	$86,277
Lots under land options and land purchase contracts	6,318	3,921

As of December 31, 2015 and 2014, approximately $0.3 million and $7.4 million of the deposits are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by indemnity mortgages on the related property.

Leasing Arrangements
We lease office facilities and certain equipment under non-cancellable operating lease agreements. Rent escalation provisions are accounted for using the straight-line method. Rent expense includes common area maintenance costs. Rent expense totaled $0.8 million, $0.7 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum lease payments under non-cancellable operating lease agreements are as follows at December 31, 2015 (in thousands):

2016	$590
2017	616
2018	382
2019	14
2020	—
Thereafter	—
Total	$1,602
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $20.8 million (including $3.4 million under our revolving credit facility), $7.7 million and $0.4 million at December 31, 2015, 2014 and 2013, respectively, related to our obligations for site improvements at various projects. Certain surety bonds are guaranteed by one of the Family Principals. Management does not believe that draws upon these bonds, if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.

17.     SEGMENT INFORMATION
We operate one principal homebuilding business which is organized and reports by division. We have five operating segments at December 31, 2015: the Texas division, the Southwest division, the Southeast division, the Florida division and the Northwest division. As of December 31, 2015, the Northwest division had start-up activities and no revenues. The Texas division is the largest division and it comprised approximately 55.6%, 66.6% and 83.6% of total home sales revenues for the years ended December 31, 2015, 2014 and 2013, respectively.
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

18.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results are as follows (in thousands, except per share data):

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015
Total home sales revenues	$120,690	$158,826	$173,956	$176,764
Gross margin	31,462	42,573	46,007	46,890
Net income before income taxes	11,721	21,246	23,221	24,092
Net income	7,702	13,977	15,420	15,731
Basic earnings per share	0.39	0.70	0.77	0.79
Diluted earnings per share	0.33	0.66	0.76	0.75

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
Total home sales revenues	$75,919	$106,412	$92,516	$108,420
Gross margin	19,530	28,396	25,260	29,601
Net income before income taxes	7,067	13,904	10,534	11,574
Net income	4,594	9,037	7,046	7,534
Basic earnings per share	0.22	0.44	0.34	0.37
Diluted earnings per share	0.22	0.43	0.34	0.34

19. SUBSEQUENT EVENT
On January 6, 2016, amounts available to us under the Credit Agreement were increased by $45.0 million to $300.0 million in accordance with the accordion feature of the Credit Agreement.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Assessment on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2016 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2016 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2016 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2016 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2016 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1)	The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Equity from January 1, 2013 to December 31, 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013

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

LGI Homes, Inc.

Date:	March 9, 2016	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	March 9, 2016	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lipar	Chief Executive Officer and Chairman of the Board	March 9, 2016
Eric T. Lipar	(Principal Executive Officer)

/s/ Charles Merdian	Chief Financial Officer, Secretary and Treasurer	March 9, 2016
Charles Merdian	(Principal Financial and Accounting Officer)

/s/ Duncan Gage	Director	March 9, 2016
Duncan Gage

/s/ Bryan Sansbury	Director	March 9, 2016
Bryan Sansbury

/s/ Steven Smith	Director	March 9, 2016
Steven Smith

/s/ Robert Vaharadian	Director	March 9, 2016
Robert Vaharadian

/s/ Ryan Edone	Director	March 9, 2016
Ryan Edone

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of LGI Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).
3.2	Bylaws of LGI Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).
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

10.2
LGI Homes, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on September 20, 2013).

10.3
Credit Agreement, dated as of May 27, 2015, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, as sole Lead Arranger and sole Bookrunner, and Deutsche Bank Securities Inc. and Fifth Third Bank, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-36126) of LGI Homes, Inc. filed on June 1, 2015).

10.4*
Amendment No.1 to Credit Agreement, dated as of the 6th day of November, 2015 (and effective as of May 27, 2015), by and among LGI Homes, Inc. and Wells Fargo Bank, National Association, as administrative agent.

10.5*
Lender Addition and Acknowledgement Agreement dated as of November 6, 2015 by and among LGI Homes, Inc., Fifth Third Bank, Cadence Bank, N.A. and Wells Fargo Bank, National Association, as administrative agent.

10.6*
Lender Addition and Acknowledgement Agreement dated as of January 6, 2016 by and among LGI Homes, Inc., ZB, N.A. dba Amegy Bank, BBVA Compass Bank and Wells Fargo Bank, National Association, as administrative agent.

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