Form 10-Q
period 2016-03-31
LGI Homes, Inc.
filed 2016-05-10
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐    No  ☒

As of May 6, 2016, there were 20,429,694 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
Cash and cash equivalents	$47,574	$37,568
Accounts receivable	13,769	17,325
Real estate inventory	561,010	531,228
Pre-acquisition costs and deposits	9,262	7,001
Property and equipment, net	1,991	2,108
Other assets	7,278	11,238
Goodwill and intangible assets, net	12,173	12,234
Total assets	$653,057	$618,702

LIABILITIES AND EQUITY
Accounts payable	$20,480	$24,020
Accrued expenses and other liabilities	42,866	40,006
Deferred tax liabilities, net	3,120	2,726
Notes payable	323,102	304,561
Total liabilities	389,568	371,313

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 21,429,694 shares issued and 20,429,694 shares outstanding as of March 31, 2016 and 21,270,389 shares issued and 20,270,389 shares outstanding as of December 31, 2015	214	213
Additional paid-in capital	179,974	175,575
Retained earnings	99,851	88,151
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	263,489	247,389
Total liabilities and equity	$653,057	$618,702

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Home sales revenues	$162,463	$120,690

Cost of sales	121,094	89,228
Selling expenses	14,091	11,582
General and administrative	9,952	8,205
Operating income	17,326	11,675
Other income, net	(503)	(46)
Net income before income taxes	17,829	11,721
Income tax provision	6,129	4,019
Net income	$11,700	$7,702
Earnings per share:
Basic	$0.58	$0.39
Diluted	$0.57	$0.33

Weighted average shares outstanding:
Basic	20,288,619	19,851,686
Diluted	20,461,073	23,808,813

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2015	21,270,389	$213	$175,575	$88,151	$(16,550)	$247,389
Net income	—	—	—	11,700	—	11,700
Issuance of shares, net of offering costs	150,000	1	3,423	—	—	3,424
Issuance of restricted stock units in settlement of accrued bonuses	—	—	138	—	—	138
Compensation expense for equity awards	—	—	814	—	—	814
Stock issued under employee incentive plans	9,305	—	24	—	—	24
BALANCE—March 31, 2016	21,429,694	$214	$179,974	$99,851	$(16,550)	$263,489

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$11,700	$7,702
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	366	206
Excess tax benefits from stock based compensation	(24)	—
Compensation expense for equity awards	814	335
Deferred income taxes	394	245
Changes in assets and liabilities:
Accounts receivable	3,556	(5,618)
Real estate inventory	(28,894)	(14,543)
Pre-acquisition costs and deposits	(2,261)	2,808
Other assets	3,956	1,257
Accounts payable	(3,291)	2,352
Accrued expenses and other liabilities	3,138	(152)
Net cash used in operating activities	(10,546)	(5,408)
Cash flows from investing activities:
Purchases of property and equipment	(185)	(189)
Net cash used in investing activities	(185)	(189)
Cash flows from financing activities:
Proceeds from notes payable	35,000	14,099
Payments on notes payable	(17,000)	(580)
Loan issuance costs	(464)	—
Payment for offering costs	(57)	—
Payment for earnout obligation	(252)	(284)
Excess tax deficiencies from equity awards	24	—
Proceeds from sale of stock, net of commissions	3,486	—
Net cash provided by financing activities	20,737	13,235
Net increase in cash and cash equivalents	10,006	7,638
Cash and cash equivalents, beginning of period	37,568	31,370
Cash and cash equivalents, end of period	$47,574	$39,008

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our,”), is engaged in the development of communities and the design, construction, marketing and sale of new homes. At March 31, 2016, we had operations in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington and Tennessee.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited financial statements as of and for the three months ended March 31, 2016 and 2015, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Recently Adopted Accounting Standards

Effective January 1, 2016, the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update is effective for interim and annual periods beginning after December 15, 2015. We adopted ASU 2015-03 retrospectively, and we reclassified $3.6 million of debt issuance costs to our recognized debt liabilities from other assets on our consolidated balance sheet at December 31, 2015.

Effective January 1, 2016, we adopted ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and variable interest entities (“VIEs”). The adoption of ASU 2015-02 did not change our presentation of consolidated financial statements and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets in Topic 842 “Leases,” will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”), which includes multiple amendments intended to simplify aspects of share-based payment accounting. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted. Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Amendments to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and disclosures.

2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Land, land under development, and finished lots	$336,930	$320,320
Sales offices	9,597	8,083
Homes in progress	122,505	109,451
Completed homes	91,978	93,374
Total real estate inventory	$561,010	$531,228
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
Interest and financing costs incurred under our debt obligations, as more fully discussed in Note 4, are capitalized to qualifying real estate projects under development and homes in progress.

3.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Inventory related obligations	$17,272	$17,389
Retentions and development payable	5,742	3,748
Accrued compensation, bonuses and benefits	4,274	5,573
Earnout liability	1,109	1,425
Taxes payable	6,669	6,205
Warranty reserve	1,325	1,325
Accrued interest	2,292	1,249
Other	4,183	3,092
Total accrued expenses and other liabilities	$42,866	$40,006

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
Earnout liability

The purchase price for the acquisition of certain assets and liabilities from Oakmont Home Builders, Inc. (“Oakmont”) and certain land positions of EST Properties, LLC, an affiliate of Oakmont (the “Oakmont Acquisition”) during October 2014 included contingent consideration to be paid based on homes closed through December 2017 attributable to Oakmont assets. The earnout liability is subject to adjustment based on revisions to the forecasted absorption rate and the actual number of homes closed during the earnout period.
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems.

Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Warranty reserves, beginning of period	$1,325	$900
Warranty provision	509	387
Warranty expenditures	(509)	(387)
Warranty reserves, end of period	$1,325	$900

4.     NOTES PAYABLE
Revolving Credit Agreement
In May 2015, we entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a revolving credit facility up to $300.0 million. On January 6, 2016, the revolving credit facility was increased by $45.0 million to $300.0 million in accordance with the accordion feature of the Credit Agreement.
The Credit Agreement matures on May 26, 2018. Prior to each annual anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $0.5 million. Prior to the occurrence of a trigger event under the Credit Agreement, the revolving credit facility is unsecured except that the facility is secured by a first priority lien in certain land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million. As of March 31, 2016, the borrowing base under the Credit Agreement was $300.0 million, of which $248.0 million was outstanding, $7.6 million represents letter of credit assurances, and $44.4 million was available to borrow.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 3.50%. The Credit Agreement applicable margin for LIBOR loans ranges from 3.00% to 3.50% based on our leverage ratio. At March 31, 2016, LIBOR was 0.44%.
The Credit Agreement contains various financial covenants, including a tangible net worth ratio, a leverage ratio, a minimum liquidity amount, and an EBITDA to interest expense ratio. The Credit Agreement also prohibits us from making any investments except as permitted under the Credit Agreement. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt. At March 31, 2016, we were in compliance with all of the covenants contained in the Credit Agreement.

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
When issued, the conversion of the Convertible Notes could only be settled in shares of our common stock. On April 30, 2015 at our 2015 Annual Meeting of Stockholders, our stockholders approved the flexible settlement provisions of the Convertible Notes which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity.

Notes payable consist of the following (in thousands):

	March 31, 2016	December 31, 2015

LGI Homes, Inc.—Notes payable to Wells Fargo Bank, National Association and several financial institutions under the Credit Agreement ($300.0 million revolving credit facility) maturing on May 26, 2018; interest paid monthly at LIBOR plus 3.50%; net of approximately $1.5 million of debt issuance cost at March 31, 2016 and December 31, 2015; collateralized by certain land, land under development, and finished lots (carrying value of $56.2 million at March 31, 2016)	$246,486	$228,470
LGI Homes, Inc.— 4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $2.0 million and $2.1 million at March 31, 2016 and December 31, 2015, respectively; and approximately $6.4 million and $6.8 million in unamortized discount at March 31, 2016 and December 31, 2015, respectively	76,616	76,091
Total notes payable	$323,102	$304,561

Capitalized Interest
Interest activity, including other financing costs and accretion of discount, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest incurred	$4,348	$3,360
Less: Amounts capitalized	(4,348)	(3,360)
Interest expense	$—	$—

Cash paid for interest	$2,263	$1,378

Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of Convertible Notes discount of $1.0 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

5.     INCOME TAXES

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

We file U.S. federal and state income tax returns. As of March 31, 2016, we have no unrecognized tax benefits. We are not presently under exam for income tax by any taxing jurisdiction and we are no longer subject to exam for years before 2011 (2010 for Texas).

Our effective tax rate of 34.4% is lower than the statutory rate primarily as a result of a decrease in the rate for the federal Domestic Production Activity Deduction offset by an increase in rate for state income taxes, net of the federal benefit.

Income taxes paid were $5.2 million and $4.0 million for the three months ended March 31, 2016 and 2015, respectively.

6.     EQUITY
Shelf Registration Statement and ATM Offering Program
We have an effective shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell from time to time various securities with a maximum offering price of $300.0 million. Under the Registration Statement, we have established an at the market common stock offering program (the “ATM Program”) to sell shares of our common stock having an aggregate offering price of up to $30.0 million. During March 2016, we issued and sold 150,000 shares of our common stock under the ATM Program and received net proceeds of approximately $3.5 million. At March 31, 2016, we have issued and sold 495,760 shares of our common stock under the ATM Program and, subject to the terms and conditions of the ATM Program, have the ability to sell an additional $16.7 million aggregate offering price of shares of our common stock under the ATM Program.

7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Numerator (in thousands):
Numerator for basic earnings per share	$11,700	$7,702
Effect of dilutive securities:
Interest expense associated with Convertible Notes, net of taxes	—	151
Numerator for diluted earnings per share	$11,700	$7,853
Denominator:
Basic weighted average shares outstanding	20,288,619	19,851,686
Effect of dilutive securities:
Convertible Notes - treasury stock method	130,942	—
Convertible Notes - if-converted method	—	3,950,732
Restricted stock units	41,512	6,395
Diluted weighted average shares outstanding	20,461,073	23,808,813

Basic earnings per share	$0.58	$0.39
Diluted earnings per share	$0.57	$0.33
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	22,985	120,452

In accordance with ASC 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the “if-converted” method through April 30, 2015. The interest expense related to the Convertible Notes through March 31, 2015 was included in cost of sales. On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Therefore, during the three months ended March 31, 2016, the treasury stock method is used to calculate the dilutive effect of the Convertible Notes, since we have the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. Under the treasury stock method, the Convertible Notes have a dilutive impact on diluted earnings per share to the extent that the average market price of our common stock for a reporting period exceeds the conversion price of $21.52 per share.

During the three months ended March 31, 2016, the average market price of our common stock exceeded the conversion price of $21.52 per share, therefore the calculation of diluted earnings per share for the three months ended March 31, 2016 includes the effect of approximately 0.1 million common shares related to the conversion spread of the Convertible Notes.

8.    STOCK-BASED COMPENSATION

Non-performance Based Restricted Stock Units
The following table summarizes the activity of our restricted stock units (“RSUs”):

	Three months ended March 31,
	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	107,814	$16.48	102,786	$15.43
Granted	46,378	$21.78	58,723	$14.69
Vested	(9,305)	$14.78	(59,438)	$17.20
Forfeited	(1,731)	$16.24	(150)	$11.00
Ending balance	143,156	$18.31	101,921	$13.98
During the three months ended March 31, 2016, we issued 21,905 RSUs to senior management for the time based portion of our 2016 long-term incentive compensation program, 22,059 RSUs for 2015 bonuses to managers under the Annual Bonus Plan and 2,414 RSUs to other employees. The RSUs granted cliff vest on the third anniversary of the grant date and will be settled in shares of our common stock.
We recognized $0.2 million of stock-based compensation expense related to outstanding RSUs grants for the three months ended March 31, 2016 and 2015. At March 31, 2016, we had unrecognized compensation cost of $2.0 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.5 years.
Performance Based Restricted Stock Units
The Compensation Committee of our Board of Directors has granted awards of Performance-Based RSUs (“PSUs”) under the LGI Homes, Inc. Equity Incentive Plan to certain members of senior management for each of the three-year performance cycles: 2014 - 2016 , 2015 - 2017 and 2016 - 2018. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year period. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs will be settled in shares of our common stock.
The following table summarizes the activity of our PSUs:

Period Granted	Target PSUs Outstanding December 31, 2015	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at March 31, 2016	Weighted Average Grant Date Fair Value
2014	62,906	—	—	(2,926)	59,980	$17.09
2015	127,111	—	—	(6,140)	120,971	$13.34
2016	—	87,605	—	—	87,605	$21.79
Total	190,017	87,605	—	(9,066)	268,556
At March 31, 2016, management estimates that the recipients will receive approximately 175%, 198% and 100% of the 2014, 2015 and 2016 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.6 million and $0.2 million of total stock-based compensation expense related to outstanding PSU grants for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, we had unrecognized compensation cost of $4.4 million related to PSUs, which is expected to be recognized over a weighted average period of 1.6 years.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximate their carrying amounts due to the short term nature of these instruments. As of March 31, 2016, the revolving credit facility's carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
The Convertible Notes, as discussed in Note 4, were initially recorded at estimated fair value determined using Level 2 measurements. No significant changes occurred through March 31, 2016 and the recorded value of $74.4 million at December 31, 2015 approximated fair value. The fair value of the Convertible Notes was $75.3 million as of March 31, 2016 using Level 2 measurements compared to the carrying value of $76.6 million.
The fair value of the Oakmont Acquisition earnout, discussed in Note 3, is determined using Level 3 measurements based on the forecasted number of home closings adjusted to reflect probability weighted absorption scenarios and a 10% discount rate and has been estimated to be approximately $1.1 million and $1.4 million as of March 31, 2016 and December 31, 2015, respectively. Significant assumptions impacting our estimates of the fair value of the earnout include absorption rates, the timing of the completion of development activities and the discount rate.
The following table below shows the level and measurement of liabilities at March 31, 2016 and December 31, 2015 (in thousands):

		March 31, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Convertible Notes	Level 2	$76,616	$75,306	$76,091	$74,449
Earnout liability	Level 3	$1,109	$1,109	$1,425	$1,425

10.    RELATED PARTY TRANSACTIONS

Magnolia Reserve
We have an option contract to purchase 106 finished lots in Montgomery County, Texas, from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots will be purchased in takedowns of at least 21 lots during each 6 month period, subject to 5% annual price escalation and certain price protection terms. We had a $25,000 non-refundable deposit at March 31, 2016 related to this option contract. The first closing of 21 lots under this option contract occurred on April 29, 2016.

Consulting Fees
We have a three year consulting agreement with a family member of our chief executive officer for $100,000 per year payable on a monthly basis, which expires November 2016. Consulting fees were $25,000 for each of the three month periods ended March 31, 2016 and 2015.

11.     COMMITMENTS AND CONTINGENCIES
Contingencies
In the ordinary course of doing business, we become subject to claims or proceedings from time to time relating to our business activities including, but not limited to, the purchase, development, and sale of real estate. Management believes that these claims include usual obligations incurred by real estate developers and home builders in the normal course of business. In the opinion of management, these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
We have provided unsecured environmental indemnities to certain lenders. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we may have recourse against previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters at March 31, 2016 and December 31, 2015.

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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In most instances, we will also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a VIE. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of March 31, 2016 and December 31, 2015, we determined we were not the primary beneficiary for any VIEs associated with non-refundable land deposit and option contracts.
The table below presents a summary of our lots under option or contract (in thousands, except for lot count):

	March 31, 2016	December 31, 2015
Land deposits and option payments	$8,964	$6,406
Commitments under the land purchase option and deposit contracts if the purchases are consummated	$204,505	$155,548
Lots under land options and land purchase contracts	7,722	6,318
As of March 31, 2016 and December 31, 2015, approximately $0.3 million of the land deposits are related to purchase contracts to deliver finished lots that are secured by mortgages on the related property and refundable under certain circumstances.

Bonding, Letters of Credit and Financial Guarantees

We are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. We have outstanding letters of credit, performance and surety bonds and financial guarantees totaling $25.0 million and $20.8 million at March 31, 2016 and December 31, 2015, respectively, related to our obligations for site improvements at various projects of which $7.6 million and $3.4 million, respectively, were issued under our revolving credit facility. Management does not believe that draws upon the letters of credit, bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.

12.     SEGMENT INFORMATION
We operate one principal homebuilding business which is organized and reports by division. We have five operating segments at March 31, 2016: our Texas, Southwest, Southeast, Florida and Northwest divisions. Our Texas division is our largest division and it comprised approximately 50% and 59% of total home sales revenues for the three months ended March 31, 2016, and 2015, respectively. As of March 31, 2016, the Northwest division had start-up activities and no revenues.
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
Business Overview

We are one of the nation’s fastest growing public homebuilders in terms of percentage increase of home closings. We are engaged in the design, construction, marketing and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, South Carolina, North Carolina, Colorado, Washington and Tennessee. The markets where we have active communities at March 31, 2016, include Houston, San Antonio, Dallas/Fort Worth, Austin, Phoenix, Tucson, Tampa, Orlando, Fort Myers, Atlanta, Albuquerque, Charlotte, Denver, and Jacksonville.
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 13,000 homes. During the three months ended March 31, 2016, we had 844 home closings, compared to 671 home closings during the three months ended March 31, 2015.
We sell homes under the LGI Homes and Terrata Homes brands. Our 56 active communities at March 31, 2016 include two Terrata Homes communities. During March 2016, we also launched home sales at our third Terrata Homes community which is located in Denver, Colorado.
Recent Developments

During March 2016, we launched our home sales activities in Seattle, Washington and Colorado Springs, Colorado. We expect to have our first home closings in these markets and to begin home construction in the Nashville market during the second quarter of 2016.
Key Results
Key financial results as of and for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, were as follows:

•	Home sales revenues increased 34.6% to $162.5 million from $120.7 million.

•	Homes closed increased 25.8% to 844 homes from 671 homes.

•	Average sales price of our homes increased 7.0% to $192,491 from $179,866.

•	Gross margin as a percentage of home sales revenues decreased to 25.5% from 26.1%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 26.7% from 27.8%.

•	Net income before income taxes increased 52.1% to $17.8 million from $11.7 million.

•	Adjusted EBITDA (non-GAAP) margin as a percentage of home sales revenues increased to 12.1% from 11.6%.

•	Active communities increased to 56 from 44.

Total owned and controlled lots increased to 25,540 lots at March 31, 2016 from 23,915 lots at December 31, 2015.

For a reconciliation of certain non-GAAP measures to the most directly comparable GAAP measure, please see
“—Non-GAAP Measures.”

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$162,463	$120,690
Expenses:
Cost of sales	121,094	89,228
Selling expenses	14,091	11,582
General and administrative	9,952	8,205
Operating income	17,326	11,675
Other income, net	(503)	(46)
Net income before income taxes	17,829	11,721
Income tax provision	6,129	4,019
Net income	$11,700	$7,702
Basic earnings per share	$0.58	$0.39
Diluted earnings per share	$0.57	$0.33
Other Financial and Operating Data:
Active communities at end of period	56	44
Home closings	844	671
Average sales price of homes closed	$192,491	$179,866
Gross margin (1)	$41,369	$31,462
Gross margin % (2)	25.5%	26.1%
Adjusted gross margin (3)	$43,321	$33,585
Adjusted gross margin % (2)(3)	26.7%	27.8%
Adjusted EBITDA (4)	$19,644	$14,004
Adjusted EBITDA margin % (2)(4)	12.1%	11.6%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Homes Sales. Our home sales revenues and closings by division for the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
	Revenues	Closings	Revenues	Closings
Texas	$80,443	410	$70,773	382
Southwest	33,923	166	14,906	79
Southeast	27,914	160	22,499	143
Florida	20,183	108	12,512	67
Total home sales	$162,463	844	$120,690	671

Home sales revenues for the three months ended March 31, 2016 were $162.5 million, an increase of $41.8 million, or 34.6%, from $120.7 million for the three months ended March 31, 2015. The increase in home sales revenues is primarily due to a 25.8% increase in homes closed and an increase in the average selling price per home during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in home closings was largely due to the increase in the number of active communities in the three months ended March 31, 2016. The average selling price per home closed during the three months ended March 31, 2016 was $192,491, an increase of $12,625, or 7.0%, from the average selling price per home of $179,866 for the three months ended March 31, 2015. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended March 31, 2016 to $121.1 million, an increase of $31.9 million, or 35.7%, from $89.2 million for the three months ended March 31, 2015. This increase is primarily due to a 25.8% increase in homes closed during the first quarter of 2016 as compared to the first quarter of 2015, and to a lesser degree, product mix. Gross margin for the three months ended March 31, 2016 was $41.4 million, an increase of $9.9 million, or 31.5%, from $31.5 million for the three months ended March 31, 2015. Gross margin as a percentage of home sales revenues was 25.5% for the three months ended March 31, 2016 and 26.1% for the three months ended March 31, 2015. This decrease in gross margin as a percentage of home sales revenues is primarily due to a shift in geographic mix and a combination of increased construction costs and lot costs partially offset by higher average home sales price for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. In addition, we experienced higher indirect overhead charges for the three months ended March 31, 2016 primarily due to timing and costs related to expansion as compared to the three months ended March 31, 2015.
Selling Expenses. Selling expenses for the three months ended March 31, 2016 were $14.1 million, an increase of $2.5 million, or 21.7%, from $11.6 million for the three months ended March 31, 2015. Sales commissions increased to $6.4 million for the three months ended March 31, 2016 from $4.7 million for the three months ended March 31, 2015, primarily due to a 34.6% increase in home sales revenue during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Selling expenses as a percentage of home sales revenues were 8.7% and 9.6% for the three months ended March 31, 2016 and 2015, respectively, and reflect operating leverage realized related to advertising costs.
General and Administrative. General and administrative expenses for the three months ended March 31, 2016 were $10.0 million, an increase of $1.8 million, or 21.3%, from $8.2 million for the three months ended March 31, 2015. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities during the first quarter of 2016 as compared to the first quarter of 2015. General and administrative expenses as a percentage of home sales revenues were 6.1% and 6.8% for the three months ended March 31, 2016 and 2015, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the first quarter of 2016 as compared to the first quarter of 2015.
Operating Income and Net Income. Operating income for the three months ended March 31, 2016 was $17.3 million, an increase of $5.7 million, or 48.4%, from $11.7 million for the three months ended March 31, 2015. Net income for the three months ended March 31, 2016, was $11.7 million, an increase of $4.0 million, or 51.9%, from $7.7 million for the three months ended March 31, 2015. The increases are primarily attributed to a 25.8% increase in homes closed, the increase in average home sales price during the first quarter of 2016 as compared to the first quarter of 2015, and operating leverage realized related to selling, general, and administrative expenses, net of increased expenses associated with new communities.

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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Home sales revenues	$162,463	$120,690
Cost of sales	121,094	89,228
Gross margin	41,369	31,462
Purchase accounting adjustments (a)	170	1,061
Capitalized interest charged to cost of sales	1,782	1,062
Adjusted gross margin	$43,321	$33,585
Gross margin % (b)	25.5%	26.1%
Adjusted gross margin % (b)	26.7%	27.8%

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

The following table reconciles adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$11,700	$7,702
Income taxes	6,129	4,019
Depreciation and amortization (a)	366	206
Capitalized interest charged to cost of sales	1,782	1,062
Purchase accounting adjustments (b)	170	1,061
Other income, net	(503)	(46)
Adjusted EBITDA	$19,644	$14,004
Adjusted EBITDA margin % (c)	12.1%	11.6%

(a)	Depreciation and amortization expenses include amortization related to the marketing intangible asset.

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

Our “backlog” consists of homes that are under a purchase contract that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed. Since our business model is based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are substantially complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations; the number of our active communities, and the timing of homes closed. Homes in backlog are generally closed within one to two months, although we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.

As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Three Months Ended March 31,
	2016	2015
Net orders (1)	1,135	968
Cancellation rate (2)	22.8%	21.4%
Ending backlog – homes (3)	814	601
Ending backlog – value (3)	$165,632	$115,638

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that have met our preliminary financing criteria but have not yet closed. Ending backlog is valued at the contract amount.

Land Acquisition Policies and Development

We increased our active communities to 56 as of March 31, 2016 from 52 as of December 31, 2015. We also increased our lot inventory to 25,540 owned or controlled lots as of March 31, 2016 from 23,915 owned or controlled lots as of December 31, 2015.
The table below shows (i) home closings by division for the three months ended March 31, 2016, and (ii) our owned or controlled lots by division as of March 31, 2016.

	Three Months Ended March 31, 2016	As of March 31, 2016
Division	Home Closings	Owned (1)	Controlled	Total
Texas	410	10,627	2,355	12,982
Southwest	166	1,718	797	2,515
Southeast	160	3,581	2,844	6,425
Florida	108	1,581	1,176	2,757
Northwest	—	311	550	861
Total	844	17,818	7,722	25,540

(1)	Of the 17,818 owned lots as of March 31, 2016, 11,674 were raw/under development lots and 6,144 were finished lots (including homes in progress, sales offices and completed homes).

Homes in Inventory

When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on our absorption pace as measured by home closings. As homes are closed, we start more homes to maintain our inventory levels. At March 31, 2016, we had a total of 689 completed homes, including sales offices, and 1,156 homes in progress in inventory.

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

Seasonality

In all of our divisions, we have historically experienced similar variability in our results of operations and in capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in our second, third and fourth quarters. Thus, our home sales revenue may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. Our revenue and capital requirements are generally similar across our second, third and fourth quarters.

As a result of seasonal activity, our quarterly results of operation and financial position at the end of a particular quarter, especially the first quarter, are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue in the long term.

Liquidity and Capital Resources

Overview
As of March 31, 2016, we had $47.6 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of sales offices, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may significantly exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
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

We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, cash expected to be available from our revolving credit facility, including any future modifications, and the net proceeds from the issuance and sale of shares of our common stock under the ATM Program or through accessing debt or equity capital, as needed.

Revolving Credit Facility
In May 2015, we entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a $300.0 million revolving credit facility. The revolving credit facility matures on May 26, 2018. Prior to each annual anniversary of the closing of the Credit Agreement, we may request a one year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $500,000. Prior to the occurrence of a trigger event under the Credit Agreement, the revolving credit facility is unsecured except that the facility is secured by a first priority lien on certain land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million. As of March 31, 2016, the borrowing base under the Credit Agreement was $300.0 million, of which $248.0 million was outstanding, $7.6 million represents letter of credit assurances, and $44.4 million was available to borrow.
The Credit Agreement requires us to maintain a tangible net worth of not less than $160.5 million (i) 75% of the net proceeds of any equity issuances and (ii) 50% of the amount of our net income in any fiscal quarter after the date of the Credit Agreement, a leverage ratio of not greater than 67.5%, liquidity of at least $40.0 million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2016, we were in compliance with all of the covenants contained in the Credit Agreement.

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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $25.0 million as of March 31, 2016. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds or financial guarantees as of March 31, 2016 will be drawn upon.

Cash Flows

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
Net cash used in operating activities during the three months ended March 31, 2016 was $10.5 million as compared to $5.4 million during the three months ended March 31, 2015. The $5.1 million increase in net cash used in operating activities was primarily attributable to a $14.4 million increase in the net change in real estate inventory year-over-year primarily related our increased community count and additional homes under construction, a $5.1 million increase in cash paid for pre-acquisition costs and deposits year-over-year, offset by the $4.0 million increase in net income, the $9.2 million decrease in accounts receivable and a $2.4 million increase in accounts payable, accrued expenses and other liabilities during the three months ended March 31, 2016, as a result of our continued growth.
Net cash used in investing activities was $0.2 million during each of the three months ended March 31, 2016 and March 31, 2015 and reflects the purchase of property and equipment.
Net cash provided by financing activities totaled $20.7 million during the three months ended March 31, 2016 as compared to $13.2 million during the three months ended March 31, 2015. The $7.5 million increase in net cash provided by financing activities in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 consists primarily of the $4.5 million increase in net borrowings in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 and the $3.5 million of net proceeds from the issuance and sale of shares of our common stock under the ATM Program in March 2016.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of March 31, 2016, we had $9.0 million of cash deposits pertaining to land option contracts and purchase contracts for 7,722 lots with an aggregate purchase price of $204.5 million. Approximately $0.3 million of the cash deposits as of March 31, 2016 are related to purchase contracts to deliver finished lots and these deposits are secured by indemnity mortgages on the related property and are refundable under certain circumstances.
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
Contractual Obligations
There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2016 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

•	a slowdown in the homebuilding industry;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	our ability to successfully extend our business model to building homes with higher price points, developing larger communities, multi-unit products and sales of acreage home sites;

•	an inability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	the occurrence of the specific conversion events that enable early conversion of our 4.25% Convertible Notes due 2019;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in land development and housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third party contractors and our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business;

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•	the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 and certain inventory related obligations) and variable-rate debt, (our $300.0 million revolving credit facility) as part of financing our operations. We do not have the obligation to prepay the Convertible Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2016. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of March 31, 2016, we had $248.0 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of March 31, 2016 was LIBOR plus 3.50%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $2.5 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LGI Homes, Inc.

Date:	May 10, 2016	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	May 10, 2016	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†
XBRL information is deemed not filed or a part of a registration statement or Annual Report for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.