Form 10-Q
period 2016-06-30
LGI Homes, Inc.
filed 2016-08-09
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐    No  ☒

As of August 5, 2016, there were 21,023,248 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Cash and cash equivalents	$49,666	$37,568
Accounts receivable	15,073	17,325
Real estate inventory	609,925	531,228
Pre-acquisition costs and deposits	12,718	7,001
Property and equipment, net	1,950	2,108
Other assets	6,005	11,238
Goodwill and intangible assets, net	12,111	12,234
Total assets	$707,448	$618,702

LIABILITIES AND EQUITY
Accounts payable	$21,993	$24,020
Accrued expenses and other liabilities	47,956	40,006
Deferred tax liabilities, net	2,393	2,726
Notes payable	334,174	304,561
Total liabilities	406,516	371,313

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 22,023,248 shares issued and 21,023,248 shares outstanding as of June 30, 2016 and 21,270,389 shares issued and 20,270,389 shares outstanding as of December 31, 2015	220	213
Additional paid-in capital	196,752	175,575
Retained earnings	120,510	88,151
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	300,932	247,389
Total liabilities and equity	$707,448	$618,702

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Home sales revenues	$222,723	$158,826	$385,186	$279,516

Cost of sales	163,628	116,253	284,722	205,481
Selling expenses	17,867	13,393	31,958	24,975
General and administrative	10,488	7,943	20,440	16,148
Operating income	30,740	21,237	48,066	32,912
Other income, net	(668)	(9)	(1,171)	(55)
Net income before income taxes	31,408	21,246	49,237	32,967
Income tax provision	10,749	7,269	16,878	11,288
Net income	$20,659	$13,977	$32,359	$21,679
Earnings per share:
Basic	$1.01	$0.70	$1.58	$1.09
Diluted	$0.96	$0.66	$1.54	$0.97

Weighted average shares outstanding:
Basic	20,544,809	19,908,482	20,416,566	19,880,569
Diluted	21,487,013	21,246,875	21,017,188	22,536,841

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2015	21,270,389	$213	$175,575	$88,151	$(16,550)	$247,389
Net income	—	—	—	32,359	—	32,359
Issuance of shares, net of offering costs	743,554	7	19,490	—	—	19,497
Issuance of restricted stock units in settlement of accrued bonuses	—	—	138	—	—	138
Compensation expense for equity awards	—	—	1,525	—	—	1,525
Stock issued under employee incentive plans	9,305	—	24	—	—	24
BALANCE—June 30, 2016	22,023,248	$220	$196,752	$120,510	$(16,550)	$300,932

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$32,359	$21,679
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	649	422
Excess tax (benefits) deficiencies from stock based compensation	(24)	25
Compensation expense for equity awards	1,525	671
Deferred income taxes	(333)	(704)
Changes in assets and liabilities:
Accounts receivable	2,252	(7,409)
Real estate inventory	(76,622)	(33,729)
Pre-acquisition costs and deposits	(5,717)	1,942
Other assets	5,030	155
Accounts payable	(2,037)	8,857
Accrued expenses and other liabilities	8,453	6,249
Net cash used in operating activities	(34,465)	(1,842)
Cash flows from investing activities:
Purchases of property and equipment	(358)	(417)
Net cash used in investing activities	(358)	(417)
Cash flows from financing activities:
Proceeds from notes payable	67,000	177,802
Payments on notes payable	(37,000)	(154,706)
Loan issuance costs	(2,361)	(1,827)
Proceeds from sale of stock, net of commissions	19,804	—
Payment for offering costs	(105)	—
Payment for earnout obligation	(441)	(608)
Excess tax (benefits) deficiencies from equity awards	24	(25)
Net cash provided by financing activities	46,921	20,636
Net increase in cash and cash equivalents	12,098	18,377
Cash and cash equivalents, beginning of period	37,568	31,370
Cash and cash equivalents, end of period	$49,666	$49,747

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our,”), is engaged in the development of communities and the design, construction, marketing and sale of new homes. At June 30, 2016, we had operations in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington and Tennessee.
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
The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2016 and 2015, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. The significant accounting estimates include real estate inventory and cost of sales, impairment of real estate inventory and property and equipment, goodwill, warranty reserves, our earnout liability, our liability under our self-funded health benefit plan, the fair value of the convertible debt, loss contingencies and income taxes.
Recently Adopted Accounting Standards
The Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Effective January 1, 2016, we retrospectively adopted ASU 2015-03, and have reclassified $3.6 million of debt issuance costs from other assets to debt on our consolidated balance sheet at December 31, 2015.
Effective January 1, 2016, we adopted ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends the consolidation requirements in ASC 810, primarily related to limited partnerships and variable interest entities (“VIEs”). The adoption of ASU 2015-02 did not have an effect on our consolidated financial statements and disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s

core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective beginning January 1, 2018 and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption of this ASU is not permitted. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.
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

2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Land, land under development, and finished lots	$381,169	$320,320
Sales offices	10,487	8,083
Homes in progress	138,747	109,451
Completed homes	79,522	93,374
Total real estate inventory	$609,925	$531,228
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

3.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Inventory related obligations	$17,489	$17,389
Retentions and development payable	4,691	3,748
Accrued compensation, bonuses and benefits	5,287	5,573
Earnout liability	897	1,425
Taxes payable	10,882	6,205
Warranty reserve	1,375	1,325
Accrued interest	1,470	1,249
Other	5,865	3,092
Total accrued expenses and other liabilities	$47,956	$40,006

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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Warranty reserves, beginning of period	$1,325	$900	$1,325	$900
Warranty provision	947	654	1,456	1,042
Warranty expenditures	(897)	(554)	(1,406)	(942)
Warranty reserves, end of period	$1,375	$1,000	$1,375	$1,000

4.     NOTES PAYABLE
Revolving Credit Agreement
In May 2015, we entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provided for a revolving credit facility up to $300.0 million. On May 27, 2016, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement has substantially similar terms and provisions as the Credit Agreement but provides for a $360.0 million revolving credit facility, which can be increased by request of the Company up to $400.0 million, subject to the terms and conditions of the A&R Credit Agreement.
The A&R Credit Agreement matures on May 27, 2019. Prior to each annual anniversary of the A&R Credit Agreement, we may request a one-year extension of the maturity date. The A&R Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $0.5 million. Prior to the occurrence of a trigger event under the A&R Credit Agreement, the revolving credit facility is unsecured except that the facility is secured by a first priority lien in certain land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million. As of June 30, 2016, the borrowing base under the A&R Credit Agreement was $360.0 million, of which $260.0 million was outstanding, $7.6 million represents letter of credit assurances, and $92.4 million was available to borrow.
Interest is paid monthly on borrowings under the A&R Credit Agreement at LIBOR plus 3.50%. The A&R Credit Agreement applicable margin for LIBOR loans ranges from 3.00% to 3.50% based on our leverage ratio. At June 30, 2016, LIBOR was 0.45%.
The A&R Credit Agreement contains various financial covenants, including a tangible net worth ratio, a leverage ratio, a minimum liquidity amount, and an EBITDA to interest expense ratio. The A&R Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2016, we were in compliance with all of the covenants contained in the A&R Credit Agreement.
Convertible Notes
We issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) in November 2014. The Convertible Notes mature on November 15, 2019. Interest on the Convertible Notes is payable semiannually in May and November at a rate of 4.25%. Prior to May 15, 2019, the Convertible Notes are convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019, note holders can convert their Convertible Notes at any time at their option.
When issued, the conversion of the Convertible Notes could only be settled in shares of our common stock. Our stockholders approved the flexible settlement provisions of the Convertible Notes on April 30, 2015, which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity.
Notes payable consist of the following (in thousands):

	June 30, 2016	December 31, 2015

Notes payable under credit facility ($360.0 million revolving credit facility at June 30, 2016) maturing on May 27, 2019; interest paid monthly at LIBOR plus 3.50%; net of approximately $3.0 million of debt issuance cost at June 30, 2016 and $1.5 million at December 31, 2015; collateralized by certain land, land under development, and finished lots (carrying value of $57.7 million at June 30, 2016)	$257,026	$228,470
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $1.8 million and $2.1 million at June 30, 2016 and December 31, 2015, respectively; and approximately $6.0 million and $6.8 million in unamortized discount at June 30, 2016 and December 31, 2015, respectively	77,148	76,091
Total notes payable	$334,174	$304,561

Capitalized Interest
Interest activity, including debt issuance costs and accretion of discount, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest incurred	$4,604	$3,519	$8,952	$6,879
Less: Amounts capitalized	(4,604)	(3,519)	(8,952)	(6,879)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$4,431	$3,260	$6,693	$4,638

Included in interest incurred was amortization of debt issuance costs for notes payable and amortization of Convertible Notes discount of $1.0 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, and $2.0 million for each of the six month periods ended June 30, 2016 and 2015, respectively.

5.     INCOME TAXES
We file U.S. federal and state income tax returns. As of June 30, 2016, we have no unrecognized tax benefits. We are not presently under exam for income tax by any taxing jurisdiction and we are no longer subject to exam for years before 2013 (2012 for Texas).
Our annual effective tax rate of 34.3% is lower than the statutory rate primarily as a result of a decrease in the rate for the federal Domestic Production Activity Deduction offset by an increase in rate for state income taxes, net of the federal benefit.
Income taxes paid were $7.7 million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively. Income taxes paid were $12.9 million and $8.4 million for the six months ended June 30, 2016 and 2015, respectively.

6.     EQUITY
Shelf Registration Statement and ATM Offering Program
We have an effective shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell from time to time various securities with a maximum offering price of $300.0 million. Under the Registration Statement, we had an at the market common stock offering program (the “ATM Program”) to sell shares of our common stock having an aggregate offering price of up to $30.0 million. During the three months ended June 30, 2016, we completed the ATM Program and issued and sold 593,554 shares of our common stock under the ATM Program and received net proceeds of approximately $16.3 million. During the six months ended June 30, 2016, we issued and sold 743,554 shares of our common stock under the ATM Program and received net proceeds of approximately $19.8 million. During the life of the ATM Program, we issued and sold a total of 1,089,314 shares of our common stock under the ATM Program and received net proceeds of approximately $29.4 million.

7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator (in thousands):
Numerator for basic earnings per share	$20,659	$13,977	$32,359	$21,679
Effect of dilutive securities:
Interest expense associated with Convertible Notes, net of taxes	—	39	—	190
Numerator for diluted earnings per share	$20,659	$14,016	$32,359	$21,869
Denominator:
Basic weighted average shares outstanding	20,544,809	19,908,482	20,416,566	19,880,569
Effect of dilutive securities:
Convertible Notes - treasury stock method	882,569	—	556,654	—
Convertible Notes - if-converted method	—	1,302,439	—	2,619,270
Restricted stock units	59,635	35,954	43,968	37,002
Diluted weighted average shares outstanding	21,487,013	21,246,875	21,017,188	22,536,841

Basic earnings per share	$1.01	$0.70	$1.58	$1.09
Diluted earnings per share	$0.96	$0.66	$1.54	$0.97
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	2,375	5,805	7,282	10,637

In accordance with ASC 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the “if-converted” method through April 30, 2015. The interest expense related to the Convertible Notes through April 30, 2015 was included in cost of sales. On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Therefore, during the three and six months ended June 30, 2016, the treasury stock method is used to calculate the dilutive effect of the Convertible Notes, since we have the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. Under the treasury stock method, the Convertible Notes have a dilutive impact on diluted earnings per share to the extent that the average market price of our common stock for a reporting period exceeds the conversion price of $21.52 per share.
During the three and six months ended June 30, 2016, the average market price of our common stock exceeded the conversion price of $21.52 per share, therefore the calculation of diluted earnings per share for the three and six months ended June 30, 2016 includes the effect of approximately 0.9 million and 0.6 million common shares related to the conversion spread of the Convertible Notes, respectively.

8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our restricted stock units (“RSUs”):

	Six Months Ended June 30,
	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	107,814	$16.48	102,786	$15.43
Granted	49,145	$22.18	65,436	$15.10
Vested	(9,305)	$14.78	(59,438)	$17.20
Forfeited	(1,731)	$16.24	(1,952)	$14.51
Ending balance	145,923	$18.51	106,832	$14.26
During the six months ended June 30, 2016, we issued 21,905 RSUs to senior management for the time based portion of our 2016 long-term incentive compensation program, 22,059 RSUs for 2015 bonuses to managers under our Annual Bonus Plan and 5,181 RSUs to other employees. Generally, the RSUs granted cliff vest on the third anniversary of the grant date and will be settled in shares of our common stock.
We recognized $0.2 million and $0.1 million of stock-based compensation expense related to outstanding RSUs grants for the three months ended June 30, 2016 and 2015, respectively. We recognized $0.4 million and $0.3 million of stock-based compensation expense related to outstanding RSUs grants for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, we had unrecognized compensation cost of $1.8 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.3 years.
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
The following table summarizes the activity of our PSUs:

Period Granted	Target PSUs Outstanding December 31, 2015	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at June 30, 2016	Weighted Average Grant Date Fair Value
2014	62,906	—	—	(2,926)	59,980	$17.09
2015	127,111	—	—	(6,140)	120,971	$13.34
2016	—	87,605	—	—	87,605	$21.79
Total	190,017	87,605	—	(9,066)	268,556
At June 30, 2016, management estimates that the recipients will receive approximately 190%, 200% and 100% of the 2014, 2015 and 2016 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.5 million and $0.2 million of total stock-based compensation expense related to outstanding PSU grants for the three months ended June 30, 2016 and 2015, respectively. We recognized $1.1 million and $0.4 million of total stock-based compensation expense related to outstanding PSU grants for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, we had unrecognized compensation cost of $3.9 million related to PSUs, which is expected to be recognized over a weighted average period of 1.5 years.
Employees' Stock Purchase Plan
During the second quarter of 2016, we adopted an Employees' Stock Purchase Plan (the “ESPP”) that permits employees to purchase shares of our common stock by means of periodic payroll deductions at a discount of 15% from the closing price on the purchase date, which is the last business day of each calendar quarter. The first quarterly purchase period ends September 30, 2016. The maximum aggregate number of shares of our common stock which may be issued pursuant to the ESPP is 500,000 shares.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximate their carrying amounts due to the short term nature of these instruments. As of June 30, 2016, the revolving credit facility's carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
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
The following table below shows the level and measurement of liabilities at June 30, 2016 and December 31, 2015 (in thousands):

		June 30, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Convertible Notes	Level 2	$77,148	$78,029	$76,091	$74,449
Earnout liability	Level 3	$897	$897	$1,425	$1,425

10.    RELATED PARTY TRANSACTIONS
Magnolia Reserve
We have an option contract to purchase 106 finished lots in Montgomery County, Texas, from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots will be purchased in takedowns of at least 21 lots during each 6 month period, subject to 5% annual price escalation and certain price protection terms. The first closing of 21 lots occurred during the second quarter of 2016 for $1.6 million and was not subject to the 5% annual price escalation. As of June 30, 2016, we have 85 finished lots remaining under the option contract to be purchased in takedowns for a total base purchase price of approximately $6.4 million. We have a $100,000 non-refundable deposit at June 30, 2016 related to this option contract.
Consulting Fees
We had a three year consulting agreement with a family member of our chief executive officer for $100,000 per year payable on a monthly basis, which was set to expire in November 2016. The agreement was terminated in June 2016 by mutual agreement of the parties. Consulting fees were $58,333 and $25,000 for the three months ended June 30, 2016 and 2015, respectively and $83,333 and $50,000 for the six month periods ended June 30, 2016 and 2015, respectively.

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
We have provided unsecured environmental indemnities to certain lenders. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we may have recourse against previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters at June 30, 2016 and December 31, 2015.
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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In most instances, we will also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a VIE. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of June 30, 2016 and December 31, 2015, we determined we were not the primary beneficiary for any VIEs associated with non-refundable land deposit and option contracts.

The table below presents a summary of our lots under option or contract (in thousands, except for lot count):

	June 30, 2016	December 31, 2015
Land deposits and option payments	$11,676	$6,406
Commitments under the land purchase option and deposit contracts if the purchases are consummated	$247,662	$155,548
Lots under land options and land purchase contracts	9,972	6,318

Bonding, Letters of Credit and Financial Guarantees
We are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. We have outstanding letters of credit, performance and surety bonds and financial guarantees totaling $26.4 million and $20.8 million at June 30, 2016 and December 31, 2015, respectively, related to our obligations for site improvements at various projects of which $7.6 million and $3.4 million, respectively, were issued under our revolving credit facility. Management does not believe that draws upon the letters of credit, bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.

12.     SEGMENT INFORMATION
We operate one principal homebuilding business which is organized and reports by division. We have five operating segments at June 30, 2016: our Texas, Southwest, Southeast, Florida and Northwest divisions. Our Texas division is our largest division and it comprised approximately 51% and 58% of total home sales revenues for the six months ended June 30, 2016, and 2015, respectively.
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
Business Overview
We are one of the nation’s fastest growing public homebuilders in terms of percentage increase of home closings. We are engaged in the design, construction, marketing and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, South Carolina, North Carolina, Colorado, Washington and Tennessee. The markets where we have active communities at June 30, 2016, include Houston, San Antonio, Dallas/Fort Worth, Austin, Phoenix, Tucson, Tampa, Orlando, Fort Myers, Atlanta, Albuquerque, Charlotte, Denver, Jacksonville, Seattle and Colorado Springs.
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 14,000 homes. During the six months ended June 30, 2016, we had 1,972 home closings, compared to 1,524 home closings during the six months ended June 30, 2015.
We sell homes under the LGI Homes and Terrata Homes brands. Our 56 active communities at June 30, 2016 include three Terrata Homes communities.
Recent Developments
On May 27, 2016, we entered into an Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement has substantially similar terms and provisions to the Credit Agreement and provides for a $360.0 million revolving credit facility, which can be increased by request of the Company up to $400.0 million.
On May 5, 2016, our stockholders approved the LGI Homes, Inc. 2016 Employee Stock Purchase Plan and authorized 500,000 shares of our common stock issuable pursuant to the terms of the ESPP.
In June 2016, we completed our ATM Offering Program with a total of approximately 1.1 million shares of our common stock issued and sold under the program and approximately $29.4 million net proceeds received relating to such sales.
Key Results
Key financial results as of and for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, were as follows:

•	Home sales revenues increased 40.2% to $222.7 million from $158.8 million.

•	Homes closed increased 32.2% to 1,128 homes from 853 homes.

•	Average sales price of our homes increased 6.0% to $197,450 from $186,197.

•	Gross margin as a percentage of home sales revenues decreased to 26.5% from 26.8%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 27.8% from 28.2%.

•	Net income before income taxes increased 47.8% to $31.4 million from $21.2 million.

•	Active communities increased to 56 from 45.
Total owned and controlled lots increased to 28,040 lots at June 30, 2016 from 25,540 lots at March 31, 2016. For a reconciliation of certain non-GAAP measures to the most directly comparable GAAP measure, please see“—Non-GAAP Measures.”
Key financial results as of and for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, were as follows:

•	Home sales revenues increased 37.8% to $385.2 million from $279.5 million.

•	Homes closed increased 29.4% to 1,972 homes from 1,524 homes.

•	Average sales price of our homes increased 6.5% to $195,328 from $183,409.

•	Gross margin as a percentage of home sales revenues decreased to 26.1% from 26.5%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 27.3% from 28.1%.

•	Net income before income taxes increased 49.4% to $49.2 million from $33.0 million.
Total owned and controlled lots increased to 28,040 lots at June 30, 2016 from 23,915 lots at December 31, 2015. For a reconciliation of certain non-GAAP measures to the most directly comparable GAAP measure, please see“—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$222,723	$158,826	$385,186	$279,516
Expenses:
Cost of sales	163,628	116,253	284,722	205,481
Selling expenses	17,867	13,393	31,958	24,975
General and administrative	10,488	7,943	20,440	16,148
Operating income	30,740	21,237	48,066	32,912
Other income, net	(668)	(9)	(1,171)	(55)
Net income before income taxes	31,408	21,246	49,237	32,967
Income tax provision	10,749	7,269	16,878	11,288
Net income	$20,659	$13,977	$32,359	$21,679
Basic earnings per share	$1.01	$0.70	$1.58	$1.09
Diluted earnings per share	$0.96	$0.66	$1.54	$0.97
Other Financial and Operating Data:
Active communities at end of period	56	45	56	45
Home closings	1,128	853	1,972	1,524
Average sales price of homes closed	$197,450	$186,197	$195,328	$183,409
Gross margin (1)	$59,095	$42,573	$100,464	$74,035
Gross margin % (2)	26.5%	26.8%	26.1%	26.5%
Adjusted gross margin (3)	$61,975	$44,823	$105,296	$78,408
Adjusted gross margin % (2)(3)	27.8%	28.2%	27.3%	28.1%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Homes Sales. Our home sales revenues and closings by division for the three months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
	Revenues	Closings	Revenues	Closings
Texas	$115,121	585	$91,712	488
Southwest	42,960	192	28,767	143
Southeast	31,147	181	19,644	121
Florida	30,446	159	18,703	101
Northwest	3,049	11	—	—
Total home sales	$222,723	1,128	$158,826	853

Home sales revenues for the three months ended June 30, 2016 were $222.7 million, an increase of $63.9 million, or 40.2%, from $158.8 million for the three months ended June 30, 2015. The increase in home sales revenues is primarily due to a 32.2% increase in homes closed and an increase in the average selling price per home during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase in home closings was largely due to the increase in the number of active communities in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The average selling price per home closed during the three months ended June 30, 2016 was $197,450, an increase of $11,253, or 6.0%, from the average selling price per home of $186,197 for the three months ended June 30, 2015. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended June 30, 2016 to $163.6 million, an increase of $47.4 million, or 40.8%, from $116.3 million for the three months ended June 30, 2015. This increase is primarily due to a 32.2% increase in homes closed during the second quarter of 2016 as compared to the second quarter of 2015, and to a lesser degree, product mix. Gross margin for the three months ended June 30, 2016 was $59.1 million, an increase of $16.5 million, or 38.8%, from $42.6 million for the three months ended June 30, 2015. Gross margin as a percentage of home sales revenues was 26.5% for the three months ended June 30, 2016 and 26.8% for the three months ended June 30, 2015. This decrease in gross margin as a percentage of home sales revenues is primarily due to a shift in geographic mix and a combination of increased construction costs and lot costs partially offset by higher average home sales price for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Selling Expenses. Selling expenses for the three months ended June 30, 2016 were $17.9 million, an increase of $4.5 million, or 33.4%, from $13.4 million for the three months ended June 30, 2015. Sales commissions increased to $9.3 million for the three months ended June 30, 2016 from $6.5 million for the three months ended June 30, 2015, primarily due to a 40.2% increase in home sales revenue during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Selling expenses as a percentage of home sales revenues were 8.0% and 8.4% for the three months ended June 30, 2016 and 2015, respectively, and reflect operating leverage realized related to advertising costs.
General and Administrative. General and administrative expenses for the three months ended June 30, 2016 were $10.5 million, an increase of $2.5 million, or 32.0%, from $7.9 million for the three months ended June 30, 2015. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities during the second quarter of 2016 as compared to the second quarter of 2015. General and administrative expenses as a percentage of home sales revenues were 4.7% and 5.0% for the three months ended June 30, 2016 and 2015, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the second quarter of 2016 as compared to the second quarter of 2015.
Operating Income and Net Income. Operating income for the three months ended June 30, 2016 was $30.7 million, an increase of $9.5 million, or 44.7%, from $21.2 million for the three months ended June 30, 2015. Net income for the three months ended June 30, 2016, was $20.7 million, an increase of $6.7 million, or 47.8%, from $14.0 million for the three months ended June 30, 2015. The increases are primarily attributed to a 32.2% increase in homes closed, the increase in average home sales price during the second quarter of 2016 as compared to the second quarter of 2015, and operating leverage realized related to selling, general, and administrative expenses, net of increased expenses associated with new communities.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Homes Sales. Our home sales revenues and closings by division for the six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2016		2015
	Revenues	Closings	Revenues	Closings
Texas	$195,564	995	$162,485	870
Southwest	76,883	358	43,673	222
Southeast	59,061	341	42,143	264
Florida	50,629	267	31,215	168
Northwest	3,049	11	—	—
Total home sales	$385,186	1,972	$279,516	1,524

Home sales revenues for the six months ended June 30, 2016 were $385.2 million, an increase of $105.7 million, or 37.8%, from $279.5 million for the six months ended June 30, 2015. The increase in home sales revenues is primarily due to a 29.4% increase in homes closed and an increase in the average selling price per home during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in home closings was largely due to the increase in the number of active communities in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The average selling price per home closed during the six months ended June 30, 2016 was $195,328, an increase of $11,919, or 6.5%, from the average selling price per home of $183,409 for the six months ended June 30, 2015. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the six months ended June 30, 2016 to $284.7 million, an increase of $79.2 million, or 38.6%, from $205.5 million for the six months ended June 30, 2015. This increase is primarily due to a 29.4% increase in homes closed during the first half of 2016 as compared to the first half of 2015, and to a lesser degree, product mix. Gross margin for the six months ended June 30, 2016 was $100.5 million, an increase of $26.4 million, or 35.7%, from $74.0 million for the six months ended June 30, 2015. Gross margin as a percentage of home sales revenues was 26.1% for the six months ended June 30, 2016 and 26.5% for the six months ended June 30, 2015. This decrease in gross margin as a percentage of home sales revenues is primarily due to a shift in geographic mix and a combination of increased construction costs and lot costs partially offset by higher average home sales price for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Selling Expenses. Selling expenses for the six months ended June 30, 2016 were $32.0 million, an increase of $7.0 million, or 28.0%, from $25.0 million for the six months ended June 30, 2015. Sales commissions increased to $15.7 million for the six months ended June 30, 2016 from $11.2 million for the six months ended June 30, 2015, primarily due to a 37.8% increase in home sales revenue during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Selling expenses as a percentage of home sales revenues were 8.3% and 8.9% for the six months ended June 30, 2016 and 2015, respectively, and reflect operating leverage realized related to advertising costs.
General and Administrative. General and administrative expenses for the six months ended June 30, 2016 were $20.4 million, an increase of $4.3 million, or 26.6%, from $16.1 million for the six months ended June 30, 2015. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities during the first half of 2016 as compared to the first half of 2015. General and administrative expenses as a percentage of home sales revenues were 5.3% and 5.8% for the six months ended June 30, 2016 and 2015, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the first half of 2016 as compared to the first half of 2015.
Operating Income and Net Income. Operating income for the six months ended June 30, 2016 was $48.1 million, an increase of $15.2 million, or 46.0%, from $32.9 million for the six months ended June 30, 2015. Net income for the six months ended June 30, 2016, was $32.4 million, an increase of $10.7 million, or 49.3%, from $21.7 million for the six months ended June 30, 2015. The increases are primarily attributed to a 29.4% increase in homes closed, the increase in average home sales price during the first half of 2016 as compared to the first half of 2015, and operating leverage realized related to selling, general, and administrative expenses, net of increased expenses associated with new communities.

Non-GAAP Measures
In addition to the results reported in accordance with U.S. GAAP, we have provided information in this Quarterly Report on Form 10-Q relating to “Adjusted Gross Margin.”
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Home sales revenues	$222,723	$158,826	$385,186	$279,516
Cost of sales	163,628	116,253	284,722	205,481
Gross margin	59,095	42,573	100,464	74,035
Capitalized interest charged to cost of sales	2,669	1,490	4,451	2,552
Purchase accounting adjustments (a)	211	760	381	1,821
Adjusted gross margin	61,975	44,823	$105,296	$78,408
Gross margin % (b)	26.5%	26.8%	26.1%	26.5%
Adjusted gross margin % (b)	27.8%	28.2%	27.3%	28.1%

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
As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Six Months Ended June 30,
	2016	2015
Net orders (1)	2,336	2,155
Cancellation rate (2)	22.2%	23.0%
Ending backlog – homes (3)	887	783
Ending backlog – value (3)	$187,556	$148,987

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that have met our preliminary financing criteria but have not yet closed. Ending backlog is valued at the contract amount.

Land Acquisition Policies and Development
We increased our active communities to 56 as of June 30, 2016 from 52 as of December 31, 2015. We also increased our lot inventory to 28,040 owned or controlled lots as of June 30, 2016 from 23,915 owned or controlled lots as of December 31, 2015.
The table below shows (i) home closings by division for the six months ended June 30, 2016, and (ii) our owned or controlled lots by division as of June 30, 2016.

	Six Months Ended June 30, 2016	As of June 30, 2016
Division	Home Closings	Owned (1)	Controlled	Total
Texas	995	10,836	3,026	13,862
Southwest	358	1,650	2,076	3,726
Southeast	341	3,367	3,276	6,643
Florida	267	1,654	1,263	2,917
Northwest	11	561	331	892
Total	1,972	18,068	9,972	28,040

(1)	Of the 18,068 owned lots as of June 30, 2016, 11,388 were raw/under development lots and 6,680 were finished lots (including homes in progress, sales offices and completed homes).
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on our absorption pace as measured by home closings. As homes are closed, we start more homes to maintain our inventory levels. At June 30, 2016, we had a total of 579 completed homes, including sales offices, and 1,202 homes in progress in inventory.
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

Liquidity and Capital Resources
Overview
As of June 30, 2016, we had $49.7 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of sales offices, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may significantly exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of a business combination.
We generally rely on our ability to finance our operations by generating operating cash flows, borrowing under our revolving credit facility or the issuance and sale of shares of our common stock under our shelf registration statement. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.
We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, cash expected to be available from our revolving credit facility, including any future modifications, and the net proceeds from the issuance and sale of shares of our common stock or through accessing debt or equity capital, as needed.
Revolving Credit Facility
On May 27, 2016, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement provides for a $360.0 million revolving credit facility with terms substantially similar to our previous $300.0 million revolving credit facility. The revolving credit facility matures on May 27, 2019. Prior to each annual anniversary of the closing of the A&R Credit Agreement, we may request a one year extension of the maturity date. The A&R Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $500,000. Prior to the occurrence of a trigger event under the A&R Credit Agreement, the revolving credit facility is unsecured except that the facility is secured by a first priority lien on certain land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million. As of June 30, 2016, the borrowing base under the A&R Credit Agreement was $360.0 million, of which $260.0 million was outstanding, $7.6 million represents letter of credit assurances, and $92.4 million was available to borrow.
The A&R Credit Agreement requires us to maintain a tangible net worth of not less than $202.5 million plus (i) 75% of the net proceeds of any equity issuances and (ii) 50% of the amount of our net income in any fiscal quarter after the date of the A&R Credit Agreement, a leverage ratio of not greater than 67.5%, liquidity of at least $40.0 million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The A&R Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2016, we were in compliance with all of the covenants contained in the A&R Credit Agreement.

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
On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes, which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $26.4 million as of June 30, 2016. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds or financial guarantees as of June 30, 2016 will be drawn upon.
Cash Flows
Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
Net cash used in operating activities during the six months ended June 30, 2016 was $34.5 million as compared to $1.8 million during the six months ended June 30, 2015. The $32.6 million increase in net cash used in operating activities was primarily attributable to a $42.9 million increase in the net change in real estate inventory year-over-year primarily related our increased community count and additional homes under construction, a $7.7 million increase in cash paid for pre-acquisition costs and deposits year-over-year, offset by the $10.7 million increase in net income, the $9.7 million decrease in accounts receivable and a $8.7 million increase in accounts payable, accrued expenses and other liabilities during the six months ended June 30, 2016, as a result of our continued growth and, to a lesser extent, the timing of home sales and homebuilding activities.
Net cash used in investing activities was $0.4 million during each of the six months ended June 30, 2016 and June 30, 2015 and reflects the purchase of property and equipment.
Net cash provided by financing activities totaled $46.9 million during the six months ended June 30, 2016 as compared to $20.6 million during the six months ended June 30, 2015. The $26.3 million increase in net cash provided by financing activities in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 consists primarily of the $6.9 million increase in net borrowings in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 and the $19.8 million of net proceeds from the issuance and sale of shares of our common stock under the ATM Program during the six months ended June 30, 2016.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of June 30, 2016, we had $11.7 million of cash deposits pertaining to land option contracts and purchase contracts for 9,972 lots with an aggregate purchase price of $247.7 million.
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
We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2016 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 and certain inventory related obligations) and variable-rate debt (our $360.0 million revolving credit facility), as part of financing our operations. We do not have the obligation to prepay the Convertible Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2016. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of June 30, 2016, we had $260.0 million of variable rate indebtedness outstanding under the A&R Credit Agreement. All of the outstanding borrowings under the A&R Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of June 30, 2016 was LIBOR plus 3.50%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $2.6 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LGI Homes, Inc.

Date:	August 9, 2016	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	August 9, 2016	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1**
Amended and Restated Credit Agreement, dated as of May 27, 2016, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, as sold Lead Arranger and sole Bookrunner, and Deutsche Bank Securities Inc. and Fifth Third Bank, as Documentation Agents (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-36126) filed with the Securities and Exchange Commission on June 2, 2016).

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