Form 10-Q
period 2016-09-30
LGI Homes, Inc.
filed 2016-11-08
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐    No  ☒

As of November 4, 2016, there were 21,282,514 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Cash and cash equivalents	$45,915	$37,568
Accounts receivable	15,641	17,325
Real estate inventory	676,917	531,228
Pre-acquisition costs and deposits	11,450	7,001
Property and equipment, net	2,037	2,108
Other assets	4,603	11,238
Goodwill and intangible assets, net	12,049	12,234
Total assets	$768,612	$618,702

LIABILITIES AND EQUITY
Accounts payable	$18,572	$24,020
Accrued expenses and other liabilities	62,779	40,006
Deferred tax liabilities, net	1,774	2,726
Notes payable	354,932	304,561
Total liabilities	438,057	371,313

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 22,282,514 shares issued and 21,282,514 shares outstanding as of September 30, 2016 and 21,270,389 shares issued and 20,270,389 shares outstanding as of December 31, 2015	223	213
Additional paid-in capital	206,905	175,575
Retained earnings	139,977	88,151
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	330,555	247,389
Total liabilities and equity	$768,612	$618,702

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Home sales revenues	$216,304	$173,956	$601,490	$453,472

Cost of sales	159,483	127,949	444,205	333,430
Selling expenses	17,007	14,057	48,965	39,032
General and administrative	10,715	8,902	31,155	25,050
Operating income	29,099	23,048	77,165	55,960
Other income, net	(389)	(173)	(1,560)	(228)
Net income before income taxes	29,488	23,221	78,725	56,188
Income tax provision	10,021	7,801	26,899	19,089
Net income	$19,467	$15,420	$51,826	$37,099
Earnings per share:
Basic	$0.92	$0.77	$2.51	$1.86
Diluted	$0.86	$0.76	$2.39	$1.72

Weighted average shares outstanding:
Basic	21,061,874	19,923,079	20,633,200	19,894,859
Diluted	22,674,021	20,318,537	21,654,284	21,665,289

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2015	21,270,389	$213	$175,575	$88,151	$(16,550)	$247,389
Net income	—	—	—	51,826	—	51,826
Issuance of shares, net of offering costs	993,554	10	28,467	—	—	28,477
Issuance of restricted stock units in settlement of accrued bonuses	—	—	138	—	—	138
Compensation expense for equity awards	—	—	2,360	—	—	2,360
Stock issued under employee incentive plans	18,571	—	365	—	—	365
BALANCE—September 30, 2016	22,282,514	$223	$206,905	$139,977	$(16,550)	$330,555

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$51,826	$37,099
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	872	647
Excess tax (benefits) deficiencies from stock based compensation	(24)	25
Compensation expense for equity awards	2,360	1,644
Deferred income taxes	(952)	(1,207)
Changes in assets and liabilities:
Accounts receivable	1,684	(8,458)
Real estate inventory	(143,055)	(85,399)
Pre-acquisition costs and deposits	(4,449)	1,999
Other assets	6,477	(2,310)
Accounts payable	(5,494)	13,373
Accrued expenses and other liabilities	23,792	18,235
Net cash used in operating activities	(66,963)	(24,352)
Cash flows from investing activities:
Purchases of property and equipment	(571)	(892)
Net cash used in investing activities	(571)	(892)
Cash flows from financing activities:
Proceeds from notes payable	90,000	185,382
Payments on notes payable	(40,000)	(154,786)
Loan issuance costs	(2,411)	(1,839)
Proceeds from sale of stock, net of commissions	29,157	2,768
Payments for offering costs	(181)	(313)
Payments for earnout obligation	(708)	(848)
Excess tax (benefits) deficiencies from equity awards	24	(25)
Net cash provided by financing activities	75,881	30,339
Net increase in cash and cash equivalents	8,347	5,095
Cash and cash equivalents, beginning of period	37,568	31,370
Cash and cash equivalents, end of period	$45,915	$36,465

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our,”), is engaged in the development of communities and the design, construction, marketing and sale of new homes. At September 30, 2016, we had operations in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington and Tennessee.
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
The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2016 and 2015, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. The significant accounting estimates include real estate inventory and cost of sales, impairment of real estate inventory and property and equipment, goodwill, warranty reserves, our earnout liability, our liability under our self-funded health benefit plan, the fair value of the convertible debt, loss contingencies, incentive compensation expense, and income taxes.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Topic 842 “Leases,” will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and disclosures.
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”), which addresses specific classification issues and is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. ASU 2016-15 will be effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our consolidated financial statements and disclosures.
2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Land, land under development, and finished lots	$424,831	$320,320
Sales offices	11,179	8,083
Homes in progress	146,050	109,451
Completed homes	94,857	93,374
Total real estate inventory	$676,917	$531,228

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
3.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Inventory related obligations	$17,240	$17,389
Taxes payable	20,236	6,205
Retentions and development payable	7,751	3,748
Accrued compensation, bonuses and benefits	7,505	5,573
Earnout liability	653	1,425
Warranty reserve	1,425	1,325
Accrued interest	2,389	1,249
Other	5,580	3,092
Total accrued expenses and other liabilities	$62,779	$40,006

Inventory Related Obligations
We own lots in certain communities in Florida, Arizona, and Texas that have Community Development Districts (“CDD”) or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, is typically payable over a 30-year period, and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots.
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Warranty reserves, beginning of period	$1,375	$1,000	$1,325	$900
Warranty provision	773	656	2,229	1,697
Warranty expenditures	(723)	(556)	(2,129)	(1,497)
Warranty reserves, end of period	$1,425	$1,100	$1,425	$1,100

4.     NOTES PAYABLE
Revolving Credit Agreement
In May 2015, we entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provided for a revolving credit facility up to $300.0 million. On May 27, 2016, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement has substantially similar terms and provisions as the Credit Agreement but provides for a $360.0 million revolving credit facility, which can be increased by our request up to $400.0 million, subject to the terms and conditions of the A&R Credit Agreement. On September 12, 2016, the A&R Credit Agreement was amended to permit up to $4.0 million of deferred purchase price indebtedness related to land purchases at any given time.
The A&R Credit Agreement matures on May 27, 2019. Prior to each annual anniversary of the A&R Credit Agreement, we may request a one-year extension of the maturity date. The A&R Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $0.5 million. Prior to the occurrence of a trigger event under the A&R Credit Agreement, the revolving credit facility is unsecured except that the facility is secured by a first priority lien in certain land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million. As of September 30, 2016, the borrowing base under the A&R Credit Agreement was $360.0 million, of which $280.0 million was outstanding, $7.0 million represents letter of credit assurances, and $73.0 million was available to borrow.
Interest is paid monthly on borrowings under the A&R Credit Agreement at LIBOR plus 3.50%. The A&R Credit Agreement applicable margin for LIBOR loans ranges from 3.00% to 3.50% based on our leverage ratio. At September 30, 2016, LIBOR was 0.53%.
The A&R Credit Agreement contains various financial covenants, including a tangible net worth ratio, a leverage ratio, a minimum liquidity amount, and an EBITDA to interest expense ratio. The A&R Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2016, we were in compliance with all of the covenants contained in the A&R Credit Agreement.
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
When issued, the conversion of the Convertible Notes could only be settled in shares of our common stock. Our stockholders approved the flexible settlement provisions of the Convertible Notes on April 30, 2015, which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Subsequent to our stockholders’ approval of the flexible settlement provisions, it is our intent, and we believe we have the ability, to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
At September 30, 2016, the Convertible Notes became convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on September 30, 2016. As a result, the holders of the Convertible Notes may elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of October 1, 2016 through December 31, 2016 (inclusive). As of the date of the filing of this Quarterly Report on Form 10-Q, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.
When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity.

Notes payable consist of the following (in thousands):

	September 30, 2016	December 31, 2015

Notes payable under credit facility ($360.0 million revolving credit facility at September 30, 2016) maturing on May 27, 2019; interest paid monthly at LIBOR plus 3.50%; net of approximately $2.8 million of debt issuance costs at September 30, 2016 and $1.5 million at December 31, 2015; collateralized by certain land, land under development, and finished lots (carrying value of $61.8 million at September 30, 2016)	$277,247	$228,470
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $1.7 million and $2.1 million at September 30, 2016 and December 31, 2015, respectively; and approximately $5.6 million and $6.8 million in unamortized discount at September 30, 2016 and December 31, 2015, respectively	77,685	76,091
Total notes payable	$354,932	$304,561

Capitalized Interest
Interest activity, including debt issuance costs and accretion of discount, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest incurred	$4,547	$3,468	$13,499	$10,347
Less: Amounts capitalized	(4,547)	(3,468)	(13,499)	(10,347)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$2,784	$1,554	$9,477	$6,193

Included in interest incurred was amortization of debt issuance costs for notes payable and amortization of Convertible Notes discount of $0.8 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $2.8 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively.
5.     INCOME TAXES
We file U.S. federal and state income tax returns. As of September 30, 2016, we have no unrecognized tax benefits. We are not presently under exam for income tax by any taxing jurisdiction and we are no longer subject to exam for years before 2013 (2012 for Texas).
Our annual effective tax rate of 34.2% is lower than the statutory rate primarily as a result of a decrease in the rate for the federal Domestic Production Activity Deduction offset by an increase in rate for state income taxes, net of the federal benefit.
Income taxes paid were $0.9 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively. Income taxes paid were $13.8 million and $10.2 million for the nine months ended September 30, 2016 and 2015, respectively.

6.     EQUITY
Shelf Registration Statement and ATM Offering Programs
We have an effective shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell from time to time various securities with a maximum offering price of $300.0 million. On September 7, 2016, we established an at the market common stock offering program (the “2016 ATM Program”) under the Registration Statement, which enables us to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million in accordance with the terms and provisions of that certain Equity Distribution Agreement dated September 7, 2016 between us and the sales agents named therein. During September 2016, we issued and sold 250,000 shares of our common stock under the 2016 ATM Program and received net proceeds of approximately $9.0 million. At September 30, 2016 we have the ability to sell an additional $15.8 million aggregate offering price of shares of our common stock under the 2016 ATM Program.

In June 2016, we concluded our prior $30.0 million at the market common stock offering program (the “2015 ATM Program”). During the six months ended June 30, 2016, we issued and sold 743,554 shares of our common stock under the 2015 ATM Program and received net proceeds of approximately $19.8 million. During the life of the 2015 ATM Program, we issued and sold a total of 1,089,314 shares of our common stock and received net proceeds of approximately $29.4 million.
7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator (in thousands):
Numerator for basic earnings per share	$19,467	$15,420	$51,826	$37,099
Effect of dilutive securities:
Interest expense associated with Convertible Notes, net of taxes	—	—	—	190
Numerator for diluted earnings per share	$19,467	$15,420	$51,826	$37,289
Denominator:
Basic weighted average shares outstanding	21,061,874	19,923,079	20,633,200	19,894,859
Effect of dilutive securities:
Convertible Notes - treasury stock method	1,540,053	346,625	968,596	—
Convertible Notes - if-converted method	—	—	—	1,736,585
Restricted stock units	72,094	48,833	52,488	33,845
Diluted weighted average shares outstanding	22,674,021	20,318,537	21,654,284	21,665,289

Basic earnings per share	$0.92	$0.77	$2.51	$1.86
Diluted earnings per share	$0.86	$0.76	$2.39	$1.72
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	234	970	2,098	4,300

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
During the three and nine months ended September 30, 2016, the average market price of our common stock exceeded the conversion price of $21.52 per share, therefore the calculation of diluted earnings per share for the three and nine months ended September 30, 2016 includes the effect of approximately 1.5 million and 1.0 million shares of our common stock related to the conversion spread of the Convertible Notes, respectively. During the three months ended September 30, 2015, the average market price of our common stock exceeded the conversion price of $21.52 per share, therefore the calculation of diluted earnings per share for the three months ended September 30, 2015 includes the effect of approximately 0.3 million common shares related to the conversion spread of the Convertible Notes.

8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our restricted stock units (“RSUs”):

	Nine Months Ended September 30,
	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	107,814	$16.48	102,786	$15.43
Granted	49,419	$22.26	66,300	$15.28
Vested	(9,305)	$14.78	(59,707)	$17.20
Forfeited	(6,599)	$17.27	(3,444)	$15.97
Ending balance	141,329	$18.58	105,935	$14.31

During the nine months ended September 30, 2016, we issued 21,905 RSUs to senior management for the time based portion of our 2016 long-term incentive compensation program, 22,059 RSUs for 2015 bonuses to managers under our Annual Bonus Plan and 5,455 RSUs to other employees. Generally, the RSUs granted cliff vest on the third anniversary of the grant date and will be settled in shares of our common stock.
We recognized $0.2 million and $0.1 million of stock-based compensation expense related to outstanding RSUs grants for the three months ended September 30, 2016 and 2015, respectively. We recognized $0.6 million and $0.4 million of stock-based compensation expense related to outstanding RSUs grants for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, we had unrecognized compensation cost of $1.6 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
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
The following table summarizes the activity of our PSUs:

Period Granted	Target PSUs Outstanding at December 31, 2015	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at September 30, 2016	Weighted Average Grant Date Fair Value
2014	62,906	—	—	(2,926)	59,980	$17.09
2015	127,111	—	—	(6,140)	120,971	$13.34
2016	—	87,605	—	—	87,605	$21.79
Total	190,017	87,605	—	(9,066)	268,556

At September 30, 2016, management estimates that the recipients will receive approximately 200%, 200% and 100% of the 2014, 2015 and 2016 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.7 million and $0.9 million of total stock-based compensation expense related to outstanding PSU grants for the three months ended September 30, 2016 and 2015, respectively. We recognized $1.8 million and $1.3 million of total stock-based compensation expense related to outstanding PSU grants for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, we had unrecognized compensation cost of $3.3 million related to PSUs, which is expected to be recognized over a weighted average period of 1.4 years.
Employee Stock Purchase Plan
In May 2016, we adopted the LGI Homes, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for employees to make quarterly elections for payroll withholdings to purchase shares of our common stock at a 15% discount from the closing price on the exercise date, which is the last business day of each calendar quarter. The first three-month offering period ended September 30, 2016 and resulted in the issuance of 9,266 shares of our common stock to the ESPP participants. The ESPP contributions are not refundable (other than in the case of termination of employment) and, therefore, the shares purchasable with the amounts withheld are included in weighted-average shares outstanding for both basic and diluted EPS. The maximum aggregate number of shares of our common stock which may be issued pursuant to the ESPP is 500,000 shares and as of September 30, 2016, 490,734 shares remain available for issuance under the ESPP.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximate their carrying amounts due to the short term nature of these instruments. As of September 30, 2016, the revolving credit facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
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
The following table below shows the level and measurement of liabilities at September 30, 2016 and December 31, 2015 (in thousands):

		September 30, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Convertible Notes	Level 2	$77,685	$81,048	$76,091	$74,449
Earnout liability	Level 3	$653	$653	$1,425	$1,425

10.    RELATED PARTY TRANSACTIONS
Magnolia Reserve
We have an option contract to purchase 106 finished lots in Montgomery County, Texas, from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million, subject to 5% annual price escalation and certain price protection terms. During the second quarter of 2016, we purchased 21 lots for $1.6 million. As of September 30, 2016, we have 85 finished lots remaining under the option contract, to be purchased in takedowns of at least 21 lots during each six-month period, for a total base purchase price of approximately $6.4 million. We have a $100,000 non-refundable deposit at September 30, 2016 related to this option contract. The second takedown of 21 lots under this option contract occurred on October 28, 2016.
Consulting Fees
We had a three year consulting agreement with a family member of our chief executive officer for $100,000 per year payable on a monthly basis, which was set to expire in November 2016. The agreement was terminated in June 2016 by mutual agreement of the parties. Consulting fees were $0 and $25,000 for the three months ended September 30, 2016 and 2015, respectively and $83,333 and $75,000 for the nine month periods ended September 30, 2016 and 2015, respectively.

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
We have provided unsecured environmental indemnities to certain lenders. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we may have recourse against previous owners. Management is not aware of any environmental claims or occurrences and has recorded no reserves for environmental matters at September 30, 2016 and December 31, 2015.
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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In most instances, we will also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a VIE. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of September 30, 2016 and December 31, 2015, we determined we were not the primary beneficiary for any VIEs associated with non-refundable land deposit and option contracts.

The table below presents a summary of our lots under option or contract (in thousands, except for lot count):

	September 30, 2016	December 31, 2015
Land deposits and option payments	$10,439	$6,406
Commitments under the land purchase option and deposit contracts if the purchases are consummated	$251,098	$155,548
Lots under land options and land purchase contracts	11,088	6,318

As of September 30, 2016, approximately $3.9 million of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances and secured by mortgages, letters of credit, or guaranteed by the seller or its affiliates.
Bonding, Letters of Credit and Financial Guarantees
We are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. We have outstanding letters of credit, performance and surety bonds and financial guarantees totaling $26.7 million and $20.8 million at September 30, 2016 and December 31, 2015, respectively, related to our obligations for site improvements at various projects of which $7.0 million and $3.4 million, respectively, were issued under our revolving credit facility. Management does not believe that draws upon the letters of credit, bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business which is organized and reports by division. We have five operating segments at September 30, 2016: our Texas, Southwest, Southeast, Florida and Northwest divisions. Our Texas division is our largest division and it comprised approximately 51% and 56% of total home sales revenues for the nine months ended September 30, 2016, and 2015, respectively.
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
Business Overview
We are one of the nation’s fastest growing public homebuilders in terms of percentage increase of home closings. We are engaged in the design, construction, marketing and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, South Carolina, North Carolina, Colorado, Washington and Tennessee. The markets where we have active communities at September 30, 2016, include Houston, Dallas/Fort Worth, Austin, San Antonio, Phoenix, Tucson, Tampa, Orlando, Fort Myers, Jacksonville, Atlanta, Albuquerque, Charlotte, Denver, Colorado Springs, and Seattle.
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 15,000 homes. During the nine months ended September 30, 2016, we had 3,024 home closings, compared to 2,458 home closings during the nine months ended September 30, 2015.
We sell homes under the LGI Homes and Terrata Homes brands. Our 59 active communities at September 30, 2016 include three Terrata Homes communities.
Recent Developments
On September 7, 2016, we entered into an Equity Distribution Agreement with Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, JMP Securities LLC and Builder Advisor Group, LLC, as sales agents. Pursuant to the terms of the Equity Distribution Agreement, we established an at the market common stock offering program (“2016 ATM Program”) in which we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $25.0 million in accordance with the terms and provisions of the Equity Distribution Agreement. During September 2016, we issued 250,000 shares of our common stock under the 2016 ATM Program and received net proceeds of approximately $9.0 million.
At September 30, 2016, the Convertible Notes became convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on September 30, 2016. As a result, the holders of the Convertible Notes may elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of October 1, 2016 through December 31, 2016 (inclusive). As of the date of the filing of this Quarterly Report on Form 10-Q, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.
Key Results
Key financial results as of and for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, were as follows:

•	Home sales revenues increased 24.3% to $216.3 million from $174.0 million.

•	Homes closed increased 12.6% to 1,052 homes from 934 homes.

•	Average sales price of our homes increased 10.4% to $205,613 from $186,248.

•	Gross margin as a percentage of home sales revenues decreased to 26.3% from 26.4%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 27.7% from 27.5%.

•	Net income before income taxes increased 27.0% to $29.5 million from $23.2 million.

•	Active communities increased to 59 from 50.
Total owned and controlled lots increased to 29,856 lots at September 30, 2016 from 28,040 lots at June 30, 2016. For a reconciliation of adjusted gross margin (a non-GAAP measure) to gross margin, the most directly comparable GAAP measure, please see “—Non-GAAP Measures.”
Key financial results as of and for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, were as follows:

•	Home sales revenues increased 32.6% to $601.5 million from $453.5 million.

•	Homes closed increased 23.0% to 3,024 homes from 2,458 homes.

•	Average sales price of our homes increased 7.8% to $198,905 from $184,488.

•	Gross margin as a percentage of home sales revenues decreased to 26.1% from 26.5%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 27.5% from 27.8%.

•	Net income before income taxes increased 40.1% to $78.7 million from $56.2 million.

Total owned and controlled lots increased to 29,856 lots at September 30, 2016 from 23,915 lots at December 31, 2015. For a reconciliation of adjusted gross margin (a non-GAAP measure) to gross margin, the most directly comparable GAAP measure, please see “—Non-GAAP Measures.”
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$216,304	$173,956	$601,490	$453,472
Expenses:
Cost of sales	159,483	127,949	444,205	333,430
Selling expenses	17,007	14,057	48,965	39,032
General and administrative	10,715	8,902	31,155	25,050
Operating income	29,099	23,048	77,165	55,960
Other income, net	(389)	(173)	(1,560)	(228)
Net income before income taxes	29,488	23,221	78,725	56,188
Income tax provision	10,021	7,801	26,899	19,089
Net income	$19,467	$15,420	$51,826	$37,099
Basic earnings per share	$0.92	$0.77	$2.51	$1.86
Diluted earnings per share	$0.86	$0.76	$2.39	$1.72
Other Financial and Operating Data:
Active communities at end of period	59	50	59	50
Home closings	1,052	934	3,024	2,458
Average sales price of homes closed	$205,613	$186,248	$198,905	$184,488
Gross margin (1)	$56,821	$46,007	$157,285	$120,042
Gross margin % (2)	26.3%	26.4%	26.1%	26.5%
Adjusted gross margin (3)	$59,874	$47,870	$165,170	$126,277
Adjusted gross margin % (2)(3)	27.7%	27.5%	27.5%	27.8%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Homes Sales. Our home sales revenues and closings by division for the three months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
	Revenues	Closings	Revenues	Closings
Texas	$113,761	553	$93,661	491
Southwest	41,489	187	30,333	158
Southeast	24,248	137	26,588	159
Florida	30,283	155	23,374	126
Northwest	6,523	20	—	—
Total home sales	$216,304	1,052	$173,956	934
Home sales revenues for the three months ended September 30, 2016 were $216.3 million, an increase of $42.3 million, or 24.3%, from $174.0 million for the three months ended September 30, 2015. The increase in home sales revenues is primarily due to a 12.6% increase in homes closed and an increase in the average selling price per home during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in home closings was largely due to the increase in the number of active communities in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The average selling price per home closed during the three months ended September 30, 2016 was $205,613, an increase of $19,365, or 10.4%, from the average selling price per home of $186,248 for the three months ended September 30, 2015. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended September 30, 2016 to $159.5 million, an increase of $31.5 million, or 24.6%, from $127.9 million for the three months ended September 30, 2015. This increase is primarily due to a 12.6% increase in homes closed during the third quarter of 2016 as compared to the third quarter of 2015, and to a lesser degree, product mix. Gross margin for the three months ended September 30, 2016 was $56.8 million, an increase of $10.8 million, or 23.5%, from $46.0 million for the three months ended September 30, 2015. Gross margin as a percentage of home sales revenues was 26.3% for the three months ended September 30, 2016 and 26.4% for the three months ended September 30, 2015. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of increased construction costs and lot costs partially offset by higher average home sales price for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Selling Expenses. Selling expenses for the three months ended September 30, 2016 were $17.0 million, an increase of $3.0 million, or 21.0%, from $14.1 million for the three months ended September 30, 2015. Sales commissions increased to $8.9 million for the three months ended September 30, 2016 from $6.8 million for the three months ended September 30, 2015, primarily due to a 24.3% increase in home sales revenue during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Selling expenses as a percentage of home sales revenues were 7.9% and 8.1% for the three months ended September 30, 2016 and 2015, respectively, and reflect operating leverage realized related to advertising costs.
General and Administrative. General and administrative expenses for the three months ended September 30, 2016 were $10.7 million, an increase of $1.8 million, or 20.4%, from $8.9 million for the three months ended September 30, 2015. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities during the third quarter of 2016 as compared to the third quarter of 2015. General and administrative expenses as a percentage of home sales revenues were 5.0% and 5.1% for the three months ended September 30, 2016 and 2015, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the third quarter of 2016 as compared to the third quarter of 2015.
Operating Income and Net Income. Operating income for the three months ended September 30, 2016 was $29.1 million, an increase of $6.1 million, or 26.3%, from $23.0 million for the three months ended September 30, 2015. Net income for the three months ended September 30, 2016, was $19.5 million, an increase of $4.0 million, or 26.2%, from $15.4 million for the three months ended September 30, 2015. The increases are primarily attributed to a 12.6% increase in homes closed, the increase in average home sales price during the third quarter of 2016 as compared to the third quarter of 2015, and operating leverage realized related to selling, general, and administrative expenses, net of increased expenses associated with new communities.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Homes Sales. Our home sales revenues and closings by division for the nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2016		2015
	Revenues	Closings	Revenues	Closings
Texas	$309,325	1,548	$256,146	1,361
Southwest	118,372	545	74,006	380
Southeast	83,309	478	68,731	423
Florida	80,912	422	54,589	294
Northwest	9,572	31	—	—
Total home sales	$601,490	3,024	$453,472	2,458
Home sales revenues for the nine months ended September 30, 2016 were $601.5 million, an increase of $148.0 million, or 32.6%, from $453.5 million for the nine months ended September 30, 2015. The increase in home sales revenues is primarily due to a 23.0% increase in homes closed and an increase in the average selling price per home during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in home closings was largely due to the increase in the number of active communities in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The average selling price per home closed during the nine months ended September 30, 2016 was $198,905, an increase of $14,417, or 7.8%, from the average selling price per home of $184,488 for the nine months ended September 30, 2015. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the nine months ended September 30, 2016 to $444.2 million, an increase of $110.8 million, or 33.2%, from $333.4 million for the nine months ended September 30, 2015. This increase is primarily due to a 23.0% increase in homes closed during the first nine months of 2016 as compared to the first nine months of 2015, and to a lesser degree, product mix. Gross margin for the nine months ended September 30, 2016 was $157.3 million, an increase of $37.2 million, or 31.0%, from $120.0 million for the nine months ended September 30, 2015. Gross margin as a percentage of home sales revenues was 26.1% for the nine months ended September 30, 2016 and 26.5% for the nine months ended September 30, 2015. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of increased construction costs and lot costs partially offset by higher average home sales price for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Selling Expenses. Selling expenses for the nine months ended September 30, 2016 were $49.0 million, an increase of $9.9 million, or 25.4%, from $39.0 million for the nine months ended September 30, 2015. Sales commissions increased to $24.6 million for the nine months ended September 30, 2016 from $18.0 million for the nine months ended September 30, 2015, primarily due to a 32.6% increase in home sales revenue during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Selling expenses as a percentage of home sales revenues were 8.1% and 8.6% for the nine months ended September 30, 2016 and 2015, respectively, and reflect operating leverage realized related to advertising costs.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2016 were $31.2 million, an increase of $6.1 million, or 24.4%, from $25.1 million for the nine months ended September 30, 2015. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities during the first nine months of 2016 as compared to the first nine months of 2015. General and administrative expenses as a percentage of home sales revenues were 5.2% and 5.5% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the first nine months of 2016 as compared to the first nine months of 2015.
Operating Income and Net Income. Operating income for the nine months ended September 30, 2016 was $77.2 million, an increase of $21.2 million, or 37.9%, from $56.0 million for the nine months ended September 30, 2015. Net income for the nine months ended September 30, 2016, was $51.8 million, an increase of $14.7 million, or 39.7%, from $37.1 million for the nine months ended September 30, 2015. The increases are primarily attributed to a 23.0% increase in homes closed, the increase in average home sales price during the first nine months of 2016 as compared to the first nine months of 2015, and operating leverage realized related to selling, general, and administrative expenses, net of increased expenses associated with new communities.

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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Home sales revenues	$216,304	$173,956	$601,490	$453,472
Cost of sales	159,483	127,949	444,205	333,430
Gross margin	56,821	46,007	157,285	120,042
Capitalized interest charged to cost of sales	2,980	1,824	7,431	4,376
Purchase accounting adjustments (a)	73	39	454	1,859
Adjusted gross margin	$59,874	$47,870	$165,170	$126,277
Gross margin % (b)	26.3%	26.4%	26.1%	26.5%
Adjusted gross margin % (b)	27.7%	27.5%	27.5%	27.8%

(a)
Adjustments result from the application of purchase accounting related to prior acquisitions and represent the amount of the fair value step-up adjustments for real estate inventory included in cost of sales.

(b)	Calculated as a percentage of home sales revenues.
Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing the purchase contract. The amount of the required deposit is minimal (generally $1,000 or less). The deposits are refundable if the homebuyer is unable to obtain mortgage financing. We permit our homebuyers to cancel the purchase contract and obtain a refund of their deposit in the event mortgage financing cannot be obtained within a certain period of time, as specified in their purchase contract. Typically, our homebuyers provide documentation regarding their ability to obtain mortgage financing within 14 days after the purchase contract is signed. If we determine that the homebuyer is not qualified to obtain mortgage financing or is not otherwise financially able to purchase the home, we will terminate the purchase contract. If a purchase contract has not been cancelled or terminated within 14 days after the purchase contract has been signed, then the homebuyer has met the preliminary criteria to obtain mortgage financing. Only purchase contracts that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing are included in new (gross) orders.
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
As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Nine Months Ended September 30,
	2016	2015
Net orders (1)	3,278	3,063
Cancellation rate (2)	23.7%	25.1%
Ending backlog – homes (3)	777	755
Ending backlog – value (3)	$164,971	$147,668

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that have met our preliminary financing criteria but have not yet closed. Ending backlog is valued at the contract amount.

Land Acquisition Policies and Development
We increased our active communities to 59 as of September 30, 2016 from 52 as of December 31, 2015. We also increased our lot inventory to 29,856 owned or controlled lots as of September 30, 2016 from 23,915 owned or controlled lots as of December 31, 2015.
The table below shows (i) home closings by division for the nine months ended September 30, 2016, and (ii) our owned or controlled lots by division as of September 30, 2016.

	Nine Months Ended September 30, 2016	As of September 30, 2016
Division	Home Closings	Owned (1)	Controlled	Total
Texas	1,548	10,524	6,510	17,034
Southwest	545	1,884	1,106	2,990
Southeast	478	3,969	2,333	6,302
Florida	422	1,620	902	2,522
Northwest	31	771	237	1,008
Total	3,024	18,768	11,088	29,856

(1)	Of the 18,768 owned lots as of September 30, 2016, 11,847 were raw/under development lots and 6,921 were finished lots (including homes in progress, sales offices and completed homes).
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on our absorption pace as measured by home closings. As homes are closed, we start more homes to maintain our inventory levels. At September 30, 2016, we had a total of 631 completed homes, including sales offices, and 1,401 homes in progress in inventory.
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
Liquidity and Capital Resources
Overview
As of September 30, 2016, we had $45.9 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of sales offices, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may significantly exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
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
Revolving Credit Facility
On May 27, 2016, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement provides for a $360.0 million revolving credit facility with terms substantially similar to our previous $300.0 million revolving credit facility. On September 12, 2016, the A&R Credit Agreement was amended to permit up to $4.0 million of deferred purchase price indebtedness related to land purchases at any given time. The revolving credit facility matures on May 27, 2019. Prior to each annual anniversary of the closing of the A&R Credit Agreement, we may request a one-year extension of the maturity date. The A&R Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $500,000. Prior to the occurrence of a trigger event under the A&R Credit Agreement, the revolving credit facility is unsecured except that the facility is secured by a first priority lien on certain land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million. As of September 30, 2016, the borrowing base under the A&R Credit Agreement was $360.0 million, of which $280.0 million was outstanding, $7.0 million represents letter of credit assurances, and $73.0 million was available to borrow.
The A&R Credit Agreement requires us to maintain a tangible net worth of not less than $202.5 million plus (i) 75% of the net proceeds of any equity issuances and (ii) 50% of the amount of our net income in any fiscal quarter after the date of the A&R Credit Agreement, a leverage ratio of not greater than 67.5%, liquidity of at least $40.0 million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The A&R Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2016, we were in compliance with all of the covenants contained in the A&R Credit Agreement.

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
On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes, which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Subsequent to our stockholders’ approval of the flexible settlement provisions, it is our intent, and we believe we have the ability, to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
At September 30, 2016, the Convertible Notes became convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on September 30, 2016. As a result, the holders of the Convertible Notes may elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of October 1, 2016 through December 31, 2016 (inclusive). As of the date of the filing of this Quarterly Report on Form 10-Q, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $26.7 million as of September 30, 2016. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds or financial guarantees as of September 30, 2016 will be drawn upon.
Cash Flows
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
Net cash used in operating activities during the nine months ended September 30, 2016 was $67.0 million as compared to $24.4 million during the nine months ended September 30, 2015. The $42.6 million increase in net cash used in operating activities was primarily attributable to cash outlays for the $57.7 million increase in the net change in real estate inventory year-over-year primarily related our increased community count, additional homes under construction and land acquisitions, and the $6.4 million increase in cash paid for pre-acquisition costs and deposits year-over-year, offset by the $14.7 million increase in net income, the $10.1 million decrease in accounts receivable and a $13.3 million increase in accounts payable, accrued expenses and other liabilities during the nine months ended September 30, 2016. The increase in cash used in operating activities reflects our continued growth and, to a lesser extent, the timing of home sales and homebuilding activities.
Net cash used in investing activities was $0.6 million during the nine months ended September 30, 2016 as compared to $0.9 million during the nine months ended September 30, 2015 and reflects the purchase of property and equipment.
Net cash provided by financing activities totaled $75.9 million during the nine months ended September 30, 2016 as compared to $30.3 million during the nine months ended September 30, 2015. The $45.5 million increase in net cash provided by financing activities in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 consists primarily of the $19.4 million increase in net borrowings under our revolving credit facility and the $29.2 million increase in net proceeds realized from the issuance and sale of shares of our common stock.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of September 30, 2016, we had $10.4 million of cash deposits pertaining to land option contracts and purchase contracts for 11,088 lots with an aggregate purchase price of $251.1 million.
Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into contracts at acceptable terms which may include option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing conditions, and local market dynamics. Option contracts may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain markets.
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
We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2016 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

•	comply with certain new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”);

•	comply with certain new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise;

•	provide disclosures regarding executive compensation required of larger public companies; and

•	obtain stockholder approval of any golden parachute payments not previously approved.
We intend to continue to take advantage of all of these exemptions.
We will cease to be an emerging growth company when any of the following conditions apply:

•	we have $1.0 billion or more in annual revenues;

•	at least $700 million in market value of our common stock are held by non-affiliates;

•	we issue more than $1.0 billion of non-convertible debt over a three-year period; or

•	the last day of the fiscal year following the fifth anniversary of our initial public offering has passed.
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2016. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of September 30, 2016, we had $280.0 million of variable rate indebtedness outstanding under the A&R Credit Agreement. All of the outstanding borrowings under the A&R Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of September 30, 2016 was LIBOR plus 3.50%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $2.8 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LGI Homes, Inc.

Date:	November 8, 2016	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	November 8, 2016	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1**
Certificate of Incorporation of LGI Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-190853) of LGI Homes, Inc. filed with the SEC on August 28, 2013.)

3.2**	Bylaws of LGI Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed with the SEC on August 28, 2013).
10.1**
First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2016, by and among LGI Homes, Inc., the Lenders (as defined in the First Amendment), and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of LGI Homes, Inc. (File No. 1-36126) filed with the SEC on September 13, 2016).

31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Previously filed.

†
XBRL information is deemed not filed or a part of a registration statement or Annual Report for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.