Form 10-K
period 2016-12-31
LGI Homes, Inc.
filed 2017-03-07
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $580.1 million based on the closing price as reported on the NASDAQ Stock Market. As of March 3, 2017, there were 21,311,310 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III.

PART I
ITEM 1.    BUSINESS
General
We are engaged in the design, construction, marketing and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, South Carolina, North Carolina, Colorado, Washington and Tennessee. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 16,000 homes. During the year ended December 31, 2016, we had 4,163 home closings, compared to 3,404 home closings in 2015.
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
Business Opportunities
We believe there is an opportunity to continue to grow in our existing markets. Given our knowledge of and proven success in these markets, as well as the favorable demographic and economic trends forecasted for these markets, we expect to continue to grow in these markets.
We see opportunities to develop properties with multiple product lines and within the same communities which we believe will enable us to grow our business by increasing the number of price points in some of our existing markets. Our current product offerings include entry-level homes and move-up homes sold under our LGI Homes brand, and our luxury series homes, which are sold under our Terrata Homes brand. At December 31, 2016, we had 59 active communities with our LGI Homes brand and four with our Terrata Homes brand.
Our Terrata Homes brand allows us to leverage our systems and process approach, including our customer centric sales system, to deliver move-in ready homes with standardized features. We opened our first Terrata Homes communities in 2015: Potranco Ranch in San Antonio, Texas and Riverchase Estates in Lancaster, South Carolina, 30 miles south of Charlotte, North Carolina. In 2016, we added two additional Terrata Homes communities, Yeager Farms in Denver, Colorado and Magnolia Reserve in Houston, Texas. During 2016, we closed 44 Terrata Homes with an average sales price of $455,000 compared to 33 Terrata Homes with an average sales price of $408,000 in 2015.
We expect to continue to pursue a flexible land acquisition strategy of purchasing or optioning finished lots, if they can be acquired at attractive prices, or purchasing raw land for residential development. We generally target land acquisitions that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. These target areas that are further away from urban centers generally result in a better value for the homeowner through either lower price points or larger lot sizes. We consider development opportunities that meet our profit and return objectives, including opportunities which may involve the sale of home sites as a part of the product mix. We will continue to focus on entry-level home buyers, and expect our home closings in communities with our luxury series or those that include the sales of home sites will be less than 5% of our annual home closings during 2017. In addition, during 2017 we plan to further diversify our entry level offerings with townhome products in select markets.
We intend to continue to expand into new markets where we identify opportunities to build homes and develop communities that meet our profit and return objectives. One of the keys to our successful geographic expansion has been our operating model. After successfully implementing this operating model in the Houston market, we expanded into 16 additional markets, and have future operations planned in additional markets, including Raleigh, North Carolina, Portland, Oregon and Minneapolis, Minnesota that are expected to open for sales in 2017.
During October 2014, we completed our first acquisition of another home-builder when we acquired the homebuilding related assets and liabilities of Oakmont Home Builders, Inc. and its affiliate (collectively, “Oakmont”) in Charlotte, North Carolina. We expect to continue to evaluate potential opportunities, including acquisitions of other homebuilders and further diversifying our products, to expand our presence in our existing markets or to expand into new markets.
Operating Model
We developed our operating model based on our belief that there is a more effective and efficient method of constructing and selling homes. We are focused on maintaining an appropriate supply of move-in ready homes to fuel our sales force. We believe that the key competitive advantages of our operational model include our sales and marketing expertise; recruitment, selection, training and development of our people; our land acquisition process; our commitment to systems and processes across our organization; and our quality assurance and quality control procedures associated with our homebuilding operations.
Our operating model has been refined since our inception. We believe our operating model will be effective with respect to home sales across all price points, including in our new markets. We believe that our operating model can be adapted as needed, for the requirements of individual communities and new geographic markets.
Sales and Marketing
We utilize a well-defined sales and marketing approach to identify leads for our communities and to educate potential buyers on the process and benefits of homeownership. For many of our communities, our marketing efforts are focused on converting renters of apartments and single-family homes into homeowners.
We use extensive print and digital advertising to attract potential homebuyers. We employ various marketing techniques such as direct mail, newspaper advertisements, social media and interactive online media as well as directional signage and billboards to attract and drive potential homebuyers to our information centers.
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
Our marketing efforts are generally designed to encourage the prospective homebuyer to call our information centers to schedule an appointment and our primary objective is to establish direct communication between the prospective homebuyer and the salesperson. Our professional salespeople are well-trained to determine specific needs and wants of the potential homebuyer and to provide the potential homebuyer with all information required to make a buying decision.
Our information centers are open approximately 12 hours per day, 359 days per year, and generally staffed by two to five sales professionals and supported by an independent on-site loan officer. Our commission-based sales professionals provide potential homebuyers with a comprehensive and thorough understanding of the steps required to achieve homeownership. Throughout the sales process, our sales professionals learn about the current housing situation of the potential homebuyers and seek to understand their individual needs while also educating them on the value we provide through superior quality and affordable prices.
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
Recruitment, Training and Development
We focus on identifying and attracting the best talent and providing them with world-class training and continuous development. We directly invest in our sales professionals by conducting an intensive 100-day introductory training program consisting of 30 days of initial in-depth, in-house education about our time-proven selling strategies, which includes a two-week intensive training program at our headquarters, and an additional 70 days of secondary training at the local division. Our continued commitment to our sales personnel is reflected in the ongoing weekly training sessions held in each of our information centers coupled with quarterly regional training events. We also work closely with our subcontractors and construction managers, training them using a comprehensive construction manual that outlines the most efficient way to build an LGI home. Many of our subcontractors have worked on our homes since we commenced homebuilding operations in 2003, and therefore, are familiar with our business model.

Homebuilding Operations
Our homebuilding operations are organized and managed by divisions:

Texas	Southwest	Southeast	Florida	Northwest
Houston, TX	Phoenix, AZ	Atlanta, GA	Tampa, FL	Seattle, WA
Dallas/Ft. Worth, TX	Tucson, AZ	Charlotte, NC	Orlando, FL
San Antonio, TX	Albuquerque, NM	Nashville, TN	Fort Myers, FL
Austin, TX	Denver, CO		Jacksonville, FL
Colorado Springs, CO
Our five divisions are aggregated into one reporting segment. See our consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K for the financial results and total assets of our one reporting segment and Note 15 “Segment Information” to our consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K for a discussion of our one reporting segment.
Our even-flow, or continuous, construction methodology enables us to build and maintain an inventory of move-in ready homes that are available for immediate sale. We offer a set number of floor plans in each community with standardized features that commonly include upgrades such as granite countertops, appliances and ceramic tile flooring. Our homes are designed to meet the preferences of our target market of potential homebuyers and enable cost efficient and effective construction processes. We have developed a collection of home designs, which can be modified for local conditions and market preferences, and implemented across multiple communities to maximize efficiency. We maintained an average home completion time of approximately 45 to 75 days during 2016; the homes closed during 2016 ranged from 1,100 to 5,000 square feet with prices ranging from the $150,000’s to the $800,000’s.
We believe in 2017 and beyond, we will continue to focus on our target market of entry level homebuyers. Our townhome product in select markets will further enable us to offer affordable (well-priced) products in desirable locations. We expect that sales of Terrata Homes will represent less than 5% of our home closings through 2017. We expect to continue to utilize our even flow construction methodology in communities with homes at all of our price points and will maintain our focus on marketing complete or move-in ready homes with standardized features. We also plan to strategically pursue single-family rental buyers if the transactions meet or exceed our return hurdles and allow us to optimize our land investment.
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
Throughout our homebuilding operations, we utilize a paperless purchase order system to conduct business with our subcontractors and suppliers. Our master build schedule allows our trade partners to receive their specific task from our electronic system and plan several weeks in advance before starting their work. This means of communication allows our subcontractors to schedule their crews efficiently, thereby allowing for better pricing and better quality of work. Typically, our contractors are paid every week, which contributes to the strength of our business relationships with them.
Land Acquisition Policies and Development
We continue to be an active and opportunistic acquirer of land for residential development in our markets. We source land from a wide range of landowners, brokers, lenders, builders and other land development companies. We generally acquire finished lots and raw land in affordable locations that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. We conduct thorough due diligence on each of our potential land acquisitions, and we look at numerous opportunities before finding one that meets our requirements. We test the market and speak with potential homebuyers before committing to purchase land. We also maintain a pipeline of desirable land positions for replacement communities and new communities. We increased our active communities from 52 as of December 31, 2015 to 63 as of December 31, 2016. We also increased our lot inventory from 23,915 owned or controlled lots as of December 31, 2015 to 29,460 owned or controlled lots as of December 31, 2016.
Our allocation of capital for land investment is performed at the corporate level with a disciplined approach to portfolio management. Our Acquisitions Committee meets periodically and consists of our Chief Executive Officer, Chief Financial Officer, and Executive Vice President of Acquisitions. Annually, our divisions prepare a strategic plan for their respective geographic areas. Supply and demand are analyzed to ensure land investment is targeted appropriately. The long-term plan is compared on an ongoing basis to our experience in the marketplace and is then adjusted to the extent necessary.
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
We have strong relationships with the land brokerage community in many of our markets. We believe that in the brokerage community, we have a reputation for knowing our business, having the capital to close deals, and making accurate and timely decisions that benefit both the buyer and seller. For these reasons, we believe that brokers routinely notify us when desirable tracts of land are available for purchase.
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
The table below shows (i) home closings by division for the year ended December 31, 2016 and (ii) our owned or controlled lots by division as of December 31, 2016.

	Year Ended December 31, 2016	As of December 31, 2016
Division	Home Closings	Owned (1)	Controlled	Total
Texas	2,143	12,398	4,255	16,653
Southwest	737	2,249	598	2,847
Southeast	635	3,947	2,776	6,723
Florida	595	1,649	284	1,933
Northwest	53	749	237	986
Midwest (2)	—	—	318	318
Total	4,163	20,992	8,468	29,460

(1)	Of the 20,992 owned lots as of December 31, 2016, 13,167 were raw/under development lots and 7,825 were finished lots.

(2)	As of December 31, 2016, all controlled lots associated with the future planned Midwest division are located in Minneapolis, Minnesota.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory. As of December 31, 2016, we had a total of 895 completed homes, including information centers, and 742 homes in progress.

The following is a summary of our homes in inventory by division as of December 31, 2016 (dollar values in thousands):

Division	Homes in Inventory (1)	Inventory Value (1)
Texas	535	$77,563
Southwest	388	56,917
Southeast	317	36,789
Florida	224	34,339
Northwest	100	21,023
Total	1,564	$226,631

(1)	Includes homes in progress and completed homes; excludes information centers.
Backlog
See discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations─
Backlog.”
Raw Materials
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. In addition, the majority of our raw materials is supplied to us by our subcontractors, and is included in the price of our contract with such contractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Substantially all of our construction work is done by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in commodities and lumber.
Seasonality
The homebuilding industry generally exhibits seasonality. We have historically experienced, and in the future expect to continue to experience, variability in our results on a monthly and quarterly basis. See discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations─Seasonality.”
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
Competition
The U.S. homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials and skilled labor. We also compete with sales of existing homes and with the rental housing market. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. There has been some consolidation among national homebuilders in the United States and we expect that this trend will continue.
Employees
As of December 31, 2016, we employed 591 people of whom 77 were located at our corporate headquarters, 367 were on-site sales and support personnel, and 147 were involved with construction. None of our employees are covered by collective bargaining agreements. We believe we have good relations with our employees.
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
Executive Officers
The following table sets forth information regarding our executive officers as of March 7, 2017:

Name	Age	Position
Eric Lipar	46	Chief Executive Officer and Chairman of the Board
Michael Snider	45	President and Chief Operating Officer
Charles Merdian	47	Chief Financial Officer and Treasurer
Jack Lipar	48	Executive Vice President of Acquisitions
Margaret Britton	54	Chief Administrative Officer and Secretary
Rachel Eaton	35	Chief Marketing Officer

Eric Lipar.    Mr. Lipar is our Chief Executive Officer and serves as Chairman of our Board of Directors. He has served as our Chief Executive Officer since 2009, as a director since June 2013 and as Chairman of the Board since July 2013. Previously, Mr. Lipar served as our President from 2003 until 2009. Mr. Lipar has been in the residential land development business since the mid-1990s and is one of our founders. He has overseen land acquisition, development and the sales of over 16,000 homes since our inception. Mr. Lipar currently serves on the Residential Neighborhood Development Council for the Urban Land Institute.

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

Charles Merdian.    Mr. Merdian serves as our Chief Financial Officer and Treasurer. He was elected Secretary and Treasurer in 2013. Prior to becoming our Chief Financial Officer in 2010, Mr. Merdian was our Controller from 2004 through 2010. Prior to joining us in 2004, Mr. Merdian served as Accounting and Finance Manager for The Woodlands Operating Company where he specialized in accounting and financial analysis of real estate ventures, focusing primarily on residential and commercial developments. Prior to The Woodlands Operating Company, Mr. Merdian served as an accounting manager working at the Williamson-Dickie Manufacturing Co. and as a senior auditor for Coopers & Lybrand, L.L.P. Mr. Merdian has worked in residential real estate and homebuilding finance since 1998. Mr. Merdian is a Certified Public Accountant and is a member of the Texas Society of Certified Public Accountants.

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

Margaret Britton.    Mrs. Britton has served as our Chief Administrative Officer since August 2013 and has served as our Secretary since May 2016. She is responsible for various corporate areas, including governance, risk and compliance matters. From 2008 to 2012, Mrs. Britton was a Director at Deloitte Financial Advisory Services, LLP, where she provided advisory services and was a leader in their national environmental consulting practice. She worked as a consultant from 2003 to 2007 and, as such, among other things, assisted two multinational energy companies with the implementation and oversight of their Sarbanes-Oxley Act requirements. Prior to 2002, Mrs. Britton was an assurance partner at Arthur Andersen LLP. Mrs. Britton is a Certified Public Accountant.

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
Mr. Duncan Gage - Retired. Former President and CEO of Giant Cement Holdings, Inc. and currently manages his personal investments.
Mr. Steven Smith - Shareholder of Baker Donelson, a law firm.
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
Almost all purchasers of our homes finance their acquisition through lenders that provide mortgage financing. According to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the 30-year average mortgage rate was approximately 4.15% in January 2017 and may increase during 2017. If mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers. The availability of mortgage financing continues to be constrained, due in part to continued regulatory changes and lower risk appetite by lenders. Lenders continue to require increased levels of financial documentation, and may require larger down payments and more restrictive income to debt ratios. First-time homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers. These homebuyers are a key source of demand for our new homes. A limited availability of home mortgage financing may adversely affect the volume and sales price of our home sales.
The federal government has a significant role in supporting mortgage lending through its conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Freddie Mac, both of which purchase or insure mortgage loans and mortgage loan-backed securities, and its insurance of mortgage loans through or in connection with the Federal Housing Administration (“FHA”), the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”). FHA and USDA backing of mortgage loans has been particularly important to the mortgage finance industry and to our business. If either the FHA or USDA raised their down payment requirements or lowered maximum loan amounts, our business could be materially affected. Increased lending volume and losses insured by the FHA have resulted in a reduction of the FHA insurance fund. The USDA rural development program provides for zero down payment and 100% financing for homebuyers in qualifying areas. As of December 31, 2016, the USDA program is available in all our markets and is available to approximately 40% of our active communities. If the USDA program was discontinued or if funding was decreased, then our business could be adversely affected. In addition, if the USDA changed its determination of areas that are eligible to qualify for the program, it could have an adverse effect on our business. In addition, changes in governmental regulation with respect to mortgage lenders could adversely affect demand for housing.
The availability and affordability of mortgage loans, including interest rates for such loans, could also be adversely affected by a scaling back or termination of the federal government’s mortgage loan-related programs or policies. Because Fannie Mae-, Freddie Mac-, FHA-, USDA- and VA-backed mortgage loans have been an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of, or higher consumer costs for, such government-backed financing could reduce our business, prospects, liquidity, and financial condition and results of operations could be materially and adversely affected. The elimination or curtailment of state bonds to assist homebuyers could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
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
Risks inherent in controlling, purchasing, holding and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a significant amount of time and requires a substantial cash investment. Land development is a key part of our operations and we develop land in all of our markets. The time and investment required for development may adversely impact our business. We have substantial real estate inventories which regularly remain on our balance sheet for significant periods of time, during which time we are exposed to the risk of adverse market developments, prior to their sale. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Because interest and other expenses are capitalized only during construction, we recognize interest and maintenance expense on unsold completed homes in inventory. As of December 31, 2016, we had 895 completed homes in inventory and 742 homes in progress in inventory. In the event there is a downturn in housing sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.
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

Despite our quality control efforts, we may discover that our subcontractors have engaged in improper construction practices or have installed defective materials in our homes. When we discover these issues, we utilize our subcontractors to repair the homes in accordance with our new home warranty and as required by law. The adverse costs of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs of warranty-related repairs from subcontractors, suppliers and insurers, which could have a material impact on our business, prospects, liquidity, financial condition and results of operations. We may also suffer reputational damage from the actions of subcontractors, which are beyond our control.
We could be adversely affected by efforts to impose joint employer liability on us for labor law violations committed by our subcontractors.
Our homes are constructed by employees of subcontractors and other parties. We do not have the ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies have taken actions to hold parties like us responsible for violations of wage and hour laws and other labor laws by subcontractors. In August 2015, the National Labor Relations Board ruled that a company could be held responsible for labor violations by its contractors. If that ruling is upheld on appeal, we could be held responsible for labor violations committed by our subcontractors. Governmental rulings that hold us responsible for labor practices by our subcontractors could create substantial exposures for us under our subcontractor relationships.
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
We have expanded our business through selected investments in new geographic markets and by diversifying our products in certain markets. Investments in land, lots and home inventories can expose us to risks of economic loss and inventory impairments if housing conditions weaken or we are unsuccessful in implementing our growth strategies.
We may develop communities in which we build townhomes or other multi-family homes in addition to single-family homes, sell acreage home sites as a part of the development, sell homes to investors or portfolio management companies, or develop commercial properties that may be complementary to our communities. We might acquire another homebuilder or developer in order to accomplish our growth or expansion strategies. We can give no assurance that we will be able to successfully identify, acquire or implement these new strategies in the future. Accordingly, any such expansion, including through acquisition, could expose us to significant risks, beyond those associated with operating our existing business, including diversion of our management’s attention from ongoing business concerns, difficulties in integrating an acquired business, and incurrence of unanticipated liabilities and expenses and may materially adversely affect our business, prospects, liquidity, financial condition and results of operations.
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
As a homebuilding and land development business with a wide variety of historic ownership, development, homebuilding and construction activities, we could be liable for future claims for damages as a result of the past or present use of hazardous materials, including building materials or fixtures known or suspected to be hazardous or to contain hazardous materials or due to use of building materials or fixtures which are associated with mold. Any such claims may adversely affect our business, prospects, financial condition and results of operations. Insurance coverage for such claims may be limited or nonexistent.
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
As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality,” we have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly and monthly basis. We close more homes in our second, third and fourth quarters. Thus, our revenue may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes, we do not complete home sales at anticipated pricing levels or within anticipated time frames, our business, prospects, liquidity, financial condition and results of operations would be adversely affected. We expect this seasonal pattern to continue over the long term but we can make no assurances as to the degree to which our historical seasonal patterns will occur in the future.
Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.
As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events. These weather-related and geologic events include but are not limited to hurricanes, tornados, droughts, floods, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence and earthquakes and other natural disasters. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to those assets or affect the desirability of our land or projects, thereby adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion.
There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with hurricanes, landslides, prolonged periods of precipitation, earthquakes and other weather-related and geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should experience a decline.
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Alabama, Minnesota, Nevada, Oklahoma and Oregon. Because our operations are currently concentrated in these areas, a prolonged economic downturn in the future in one or more of these areas or a particular industry that is fundamental to one of these areas, particularly within Texas, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. To the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, a result could be a reduction in employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas and certain of our other markets.
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
The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. In addition, if housing markets are not favorable or permitting or development takes longer than anticipated, we may be required to hold our investments in land for extended periods of time. If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be constrained regionally or nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. Since the global recession in 2008, credit and capital markets have, from time to time, experienced unusual volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient funding for our planned capital and other expenditures, we may be unable to acquire additional land for development and/or to develop new housing. Additionally, if we cannot obtain additional financing to fund the purchase of land under our purchase or option contracts, we may incur contractual penalties, fees and increased expenses from the write-off of due diligence and pre-acquisition costs. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.
Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing; homebuyer interest in our current or new product designs and new home community locations, and general consumer interest in purchasing a home compared to choosing other housing alternatives; and real estate taxes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts and fires), and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business.
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
We could suffer physical damage to property and liabilities resulting in losses that may not be fully recoverable by insurance. Insurance against certain types of risks, such as terrorism, earthquakes or floods or personal injury claims, may be unavailable, available in amounts that are less than the full market value or replacement cost of investment or underlying assets or subject to a large deductible or self-insurance retention amount. In addition, there can be no assurance certain types of risks which are currently insurable will continue to be insurable on an economically feasible basis. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles or self-insurance retention, we could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property. Furthermore, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles. We may be liable for any debt or other financial obligations related to affected property. Material losses or liabilities in excess of insurance proceeds may occur in the future.
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
Our success depends to a significant degree upon the contributions of certain key management personnel including, but not limited to, Eric Lipar, our Chief Executive Officer and Chairman of our board of directors. Although we have entered into an employment agreement with Mr. Lipar, there is no guarantee that Mr. Lipar will remain employed by us. If any of our key management personnel were to cease employment with us, our operating results could suffer. Our ability to retain our key management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key man life insurance that would provide us with proceeds in the event of death or disability of any of our key management personnel.
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
Our board of directors will determine our operational policies, investment guidelines and our business and growth strategies. Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this Annual Report on the Form 10-K. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.
Accounting rules and interpretations for certain aspects of our financial reporting, including those relating to our goodwill and other intangibles, are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets.
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2016, we had a $385 million revolving credit facility (the “A&R Credit Facility” or “A&R Credit Agreement”) to finance our construction and development activities. As of December 31, 2016, we had outstanding borrowings of $325.0 million under the A&R Credit Facility and we could borrow an additional $53.7 million under the A&R Credit Facility. As of December 31, 2016, borrowings under the A&R Credit Facility bore interest at a rate of LIBOR plus 3.50% per annum. In November 2014, the Company issued $85.0 million aggregate principal amount of its 4.25% Convertible Notes due 2019 (the “Convertible Notes”).
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
If we do not have sufficient funds to repay our indebtedness at maturity, it may be necessary to refinance the indebtedness through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Unsecured debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other indebtedness in some circumstances. Defaults under the A&R Credit Facility and our other debt agreements, if any, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
Since the global recession in 2008, domestic financial markets have, from time to time, experienced unusual volatility, uncertainty and a tightening of liquidity in both the high yield debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. Given such possible volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.
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
Our current financing arrangements contain, and the financing arrangements we enter into in the future likely will contain, provisions that limit our ability to do certain things. In particular, the A&R Credit Agreement requires us to maintain a tangible net worth of not less than $202.5 million plus 75% of the net proceeds of any equity issuances plus 50% of the amount of our net income in any fiscal quarter after the date of the A&R Credit Agreement, a leverage ratio of not greater than 67.5%, liquidity of at least $40.0 million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The A&R Credit Agreement also prohibits us from making any investments other than those permitted under the A&R Credit Agreement.

In addition, the A&R Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt.
If we fail to meet or satisfy any of these provisions, we would be in default under the A&R Credit Agreement and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. In addition, future indebtedness may contain financial covenants limiting our ability to, for example, incur additional indebtedness, make certain investments, reduce liquidity below certain levels and pay dividends to our stockholders, and otherwise affect our operating policies. If we default on one or more of our debt agreements, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
In addition, upon the occurrence of a “Fundamental Change” (as defined in the indenture governing the Convertible Notes), subject to certain conditions, the Convertible Notes include terms that allow a holder of the Convertible Notes to require to purchase all or a portion of such holder’s Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus any then accrued, but unpaid, interest.
Interest expense on debt we incur may limit our cash available to fund our growth strategies.
As of December 31, 2016, we had a $385.0 million revolving credit facility, outstanding borrowings of $325.0 million under the A&R Credit Facility and we could borrow an additional $53.7 million under the A&R Credit Facility. As of December 31, 2016, borrowings under the A&R Credit Facility bore interest at a rate of LIBOR plus 3.50% per annum. During November 2014, the Company issued $85.0 million aggregate principal amount of the Convertible Notes. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO, although a variety of circumstances could cause us to lose that status earlier. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development. In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Our joint venture partners may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the land acquisition or development. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

•	a slowdown in the homebuilding industry;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	our ability to successfully extend our business model to building homes with higher price points, developing larger communities, multi-unit products, townhouses and sales of acreage home sites;

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	the occurrence of the specific conversion events that enable early conversion of our 4.25% Convertible Notes due 2019;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in land development and housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business; and

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 20,000 square feet in The Woodlands, Texas for our corporate headquarters; this lease expires in 2018. In addition, we lease divisional offices in Arizona, Florida, and Georgia. We lease approximately 1,800 square feet in Arizona and this lease expires in 2018.  We lease approximately 6,600 square feet in Florida for a divisional office and an information center, and these leases expire in 2019 and 2017, respectively. We lease approximately 1,900 square feet in Georgia and this lease expires in 2019. See “Business—Land Acquisition Policies and Development” for a summary of the other property which we owned or controlled as of December 31, 2016.
ITEM 3.         LEGAL PROCEEDINGS
In the ordinary course of doing business, we are subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate and other aspects of our homebuilding operations. Management believes that these claims include usual obligations incurred by real estate developers and residential homebuilders in the normal course of business. In the opinion of management, these matters will not have a material effect on our financial position, results of operations or cash flows.
We have provided unsecured environmental indemnities to certain lenders and other contractual counterparties. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we may have recourse against other previous owners. In the ordinary course of doing business, we are subject to regulatory proceedings from time to time related to environmental and other matters. In the opinion of management, these matters will not have a material effect on our financial position, results of operations, or cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market (NASDAQ) under the symbol “LGIH.” The following tablesets forth, for the periods indicated, the range of high and low closing sales prices for our common stock, as reported by the NASDAQ.

	High	Low
2015
1st Quarter	$16.69	$12.66
2nd Quarter	$19.92	$16.47
3rd Quarter	$29.58	$18.47
4th Quarter	$35.54	$21.81
2016
1st Quarter	$24.33	$19.49
2nd Quarter	$31.94	$23.44
3rd Quarter	$39.46	$32.20
4th Quarter	$36.97	$28.63

As of March 3, 2017, the closing price of our common stock on the NASDAQ was $29.91, and we had 32 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
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
Shelf Registration Statement and ATM Offering Programs
We filed a shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell from time to time various securities with a maximum offering price of $300.0 million. The Registration Statement was declared effective in August 2015. Under the Registration Statement, we established an at the market common stock offering program (the “2015 ATM Program”) in August 2015 with Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, JMP Securities LLC and Builder Advisor Group, LLC, as sales agents to sell up to $30.0 million of our common stock. We issued and sold 743,554 and 345,760 shares of our common stock under the 2015 ATM Program during 2016 and 2015, respectively, and received net proceeds of approximately $19.8 million and $9.6 million during the years ended December 31, 2016 and 2015, respectively, under the 2015 ATM Program. On September 7, 2016, we established our second at the market common stock offering program (the “2016 ATM Program”) under the Registration Statement, which enables us to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million in accordance with the terms and provisions of that certain Equity Distribution Agreement dated September 7, 2016 between us and Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, JMP Securities LLC and Builder Advisor Group, LLC, as sales agents. During 2016, we issued and sold 250,000 shares of our common stock under the 2016 ATM Program and received net proceeds of approximately $9.0 million. At December 31, 2016, subject to the terms and conditions of the Equity Distribution Agreement, we have the ability to sell an additional $15.8 million aggregate offering price of shares of our common stock under the 2016 ATM Program.

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
Equity Compensation Plans
The table below sets forth the information as of December 31, 2016 for our equity compensation plans approved by our stockholders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2013 Equity Incentive Plan	441,579	$—	1,540,887
Employee Stock Purchase Plan	—	$—	480,602
A total of 2,000,000 shares of the Company’s common stock have been reserved for issuance under the LGI Homes, Inc. 2013 Equity Incentive Plan (the “2013 Incentive Plan”). There were 133,853 restricted stock units (RSUs) outstanding at December 31, 2016, that were issued at a $0.00 exercise price. At December 31, 2016, there were 268,556 performance-based restricted stock units (“PSUs”) outstanding that have been granted to certain members of management at a $0.00 exercise price. The number of shares of Company common stock underlying the PSUs that will be issued to the recipient may range from 0% to 200% of the base award depending on actual performance metrics as compared to the target performance metrics. See Note 10 “Stock-Based Compensation” in the accompanying consolidated financial statements for a description of the 2013 Incentive Plan. In January 2017, the Board of Directors authorized an additional 500,000 shares of the Company’s common stock be reserved for issuance under the 2013 Incentive Plan.
A total of 500,000 of the Company’s common shares have been reserved for issuance under the LGI Homes, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for employees to make quarterly elections for payroll withholdings to purchase shares of our common stock at a 15% discount from the closing price on the purchase date, which is the last business day of each calendar quarter. As of December 31, 2016, 480,602 shares remain available for issuance under the ESPP. See Note 10 “Stock-Based Compensation” in the accompanying consolidated financial statements for a description of the ESPP.

Stock Performance Graph
This chart compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Companies Stock Index (the “S&P 500 Index”) and the Standard & Poor’s Homebuilders Select Industry Index (the “S&P Homebuilders Index”). The chart assumes $100.00 was invested at the close of market on November 7, 2013, the first day shares of our common stock traded on the NASDAQ Global Select Market, which was the day after we priced our initial public offering, in shares of our common stock, the S&P 500 Index and the S&P Homebuilders Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Comparison of Cumulative Total Return among LGI Homes, Inc. Common Stock, the S&P 500 Index, and the S&P Homebuilders Index for the years ended December 31, 2016, 2015, 2014 and from November 7, 2013 to December 31, 2013

	11/7/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
LGIH	$100.00	$137.91	$115.66	$188.60	$222.71
S&P 500 Index	$100.00	$105.79	$117.84	$116.99	$128.14
S&P Homebuilders Index	$100.00	$110.54	$113.33	$113.54	$112.50

ITEM 6.     SELECTED FINANCIAL DATA
The following table presents our selected historical financial and operating data as of the dates and for the periods indicated.
The selected historical balance sheet and statement of operations information presented as of December 31, 2016, 2015 2014, 2013 and 2012 and for the years then ended have been derived from our audited historical consolidated financial statements. The following table should be read together with, and is qualified in its entirety by reference to, our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data and average home sales price)
Statement of Operations Data:
Revenues:
Home sales revenues	$838,320	$630,236	$383,268	$160,067	$73,820
Management and warranty fees	—	—	—	2,729	2,401
Total revenues	838,320	630,236	383,268	162,796	76,221
Expenses:
Cost of sales	616,707	463,304	280,481	121,326	54,531
Selling expenses	66,984	52,998	36,672	15,769	7,269
General and administrative	43,158	34,260	23,744	13,604	6,096
Income from unconsolidated joint ventures	—	—	—	(4,287)	(1,526)
Operating income	111,471	79,674	42,371	16,384	9,851
Interest expense, net	—	—	—	51	1
Gain on remeasurement of interests in LGI/GTIS Joint Ventures	—	—	—	(6,446)	—
Other income, net	(2,201)	(606)	(708)	(24)	(173)
Net income before income taxes	113,672	80,280	43,079	22,803	10,023
Income tax provision	38,641	27,450	14,868	1,066	155
Net income	75,031	52,830	28,211	21,737	9,868
(Income) loss attributable to non-controlling interests	—	—	—	590	(163)
Net income attributable to owners	$75,031	$52,830	$28,211	$22,327	$9,705
Basic earnings per share (1)	$3.61	$2.65	$1.37	$0.34
Diluted earnings per share (1)	$3.41	$2.44	$1.33	$0.34
Other Financial and Operating Data:
Active communities at end of year	63	52	39	25	10
Home closings	4,163	3,404	2,356	1,062	536
Average sales price of homes closed	$201,374	$185,146	$162,677	$150,722	$137,724
Gross margin (2)	$221,613	$166,932	$102,787	$38,741	$19,289
Gross margin % (3)	26.4%	26.5%	26.8%	24.2%	26.1%
Adjusted gross margin (4)	$232,778	$175,120	$108,111	$43,371	$20,236
Adjusted gross margin % (3)(4)	27.8%	27.8%	28.2%	27.1%	27.4%

	December 31,
	2016	2015	2014	2013 (5)	2012 (5)
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$49,518	$37,568	$31,370	$54,069	$7,069
Real estate inventory	$717,681	$531,228	$367,908	$141,983	$28,489
Goodwill and intangible assets, net	$12,018	$12,234	$12,481	$—	$—
Total assets (6)	$814,514	$618,702	$434,289	$220,905	$45,447
Notes payable (6)	$400,483	$304,561	$212,261	$35,430	$14,860
Total liabilities (6)	$459,313	$371,313	$251,790	$56,531	$20,236
Total equity	$355,201	$247,389	$182,499	$164,374	$25,211

(1)
Earnings per share is presented for the years ended December 31, 2016, 2015 and 2014 and the period from November 13, 2013 (date of closing of IPO) to December 31, 2013. See Note 9 “Equity” to our consolidated financial statements included in Part II, Item 8 of this Annual Report of this Form 10-K for calculation of earnings per share.

(2)	Gross margin is home sales revenues less cost of sales.

(3)	Calculated as a percentage of home sales revenues.

(4)
Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin less capitalized interest and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes this information is useful because it isolates the impact that capitalized interest and purchase accounting adjustments have on gross margin. However, because adjusted gross margin information excludes capitalized interest and purchase accounting adjustment, which have real economic effects and could impact our results, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures—Adjusted Gross Margin” for a reconciliation of adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.

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

(6)
Prior year amounts were reclassified to conform to our current year presentation following the adoption of ASU 2015-03, which resulted in our reclassification of applicable unamortized debt issuance costs from other assets to notes payable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms when used in a historical context refer to LGI Homes, Inc. and its subsidiaries.
Key Results
Key financial results as of and for the year ended December 31, 2016, as compared to the year ended December 31, 2015, were as follows:

•	Home sales revenues increased 33.0% to $838.3 million from $630.2 million.

•	Homes closed increased 22.3% to 4,163 homes from 3,404 homes.

•	Average sales price of our homes increased $16,228 to $201,374 from $185,146.

•	Gross margin as a percentage of home sales revenues decreased slightly to 26.4% from 26.5%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues remained at 27.8%.

•	Net income before income taxes increased 41.6% to $113.7 million from $80.3 million.

•
Active communities at the end of 2016 increased to 63 from 52. Eleven active communities added during 2016 are outside of our Texas markets, contributing to the further geographic diversification of our business to markets outside of Texas.

•	Total owned and controlled lots increased 23.2% to 29,460 lots at December 31, 2016 from 23,915 lots at December 31, 2015.
Please see “Non-GAAP Measures-Adjusted Gross Margin” for a reconciliation of adjusted gross margin (non-GAAP) to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.
Recent Developments
At December 31, 2016, the Convertible Notes became convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on December 31, 2016. As a result, the holders of the Convertible Notes may elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of January 1, 2017 through March 31, 2017 (inclusive). As of the date of the filing of this Annual Report on Form 10-K, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.
On February 28, 2017, borrowing commitments of our lender group under the A&R Credit Agreement were increased by $15.0 million to $400.0 million in accordance with the accordion feature of the A&R Credit Agreement.

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per share data and average home sales price)

Statement of Income Data:
Home sales revenues	$838,320	$630,236	$383,268
Expenses:
Cost of sales	616,707	463,304	280,481
Selling expenses	66,984	52,998	36,672
General and administrative	43,158	34,260	23,744
Operating income	111,471	79,674	42,371
Other income, net	(2,201)	(606)	(708)
Net income before income taxes	113,672	80,280	43,079
Income tax provision	38,641	27,450	14,868
Net income	$75,031	$52,830	$28,211
Basic earnings per share	$3.61	$2.65	$1.37
Diluted earnings per share	$3.41	$2.44	$1.33
Other Financial and Operating Data:
Active communities at end of year	63	52	39
Home closings	4,163	3,404	2,356
Average sales price of homes closed	$201,374	$185,146	$162,677
Gross margin (1)	$221,613	$166,932	$102,787
Gross margin % (2)	26.4%	26.5%	26.8%
Adjusted gross margin (3)	$232,778	$175,120	$108,111
Adjusted gross margin % (2)(3)	27.8%	27.8%	28.2%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Homes Sales.  Our home sales revenues and closings by division for the years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	Year Ended December 31,
	2016		2015
	Revenues	Closings	Revenues	Closings
Texas	$429,505	2,143	$350,674	1,856
Southwest	165,017	737	109,878	565
Southeast	111,651	635	95,949	587
Florida	115,276	595	73,735	396
Northwest	16,871	53	—	—
Total home sales	$838,320	4,163	$630,236	3,404
 Home sales revenues for the year ended December 31, 2016 were $838.3 million, an increase of $208.1 million, or 33.0%, from $630.2 million for the year ended December 31, 2015. The increase in home sales revenues is primarily due to a 22.3% increase in homes closed and an increase in the average selling price per home during the year ended December 31, 2016 as compared to the year ended December 31, 2015. We closed 4,163 homes during 2016, as compared to 3,404 homes closed during 2015. This increase in home closings was largely due to the increase in the number of active communities in 2016. The average selling price per home closed during the year ended December 31, 2016 was $201,374, an increase of $16,228, or 8.8%, from the average selling price per home of $185,146 for the year ended December 31, 2015. This increase in the average selling price per home was primarily due to changes in product mix, higher price points in certain new markets and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the year ended December 31, 2016 to $616.7 million, an increase of $153.4 million, or 33.1%, from $463.3 million for the year ended December 31, 2015. This increase is primarily due to a 22.3% increase in homes closed during 2016 as compared to 2015 as well as changes in our product mix and higher price points in certain new markets. Gross margin for the year ended December 31, 2016 was $221.6 million, an increase of $54.7 million, or 32.8%, from $166.9 million for the year ended December 31, 2015. Gross margin as a percentage of home sales revenues was 26.4% for the year ended December 31, 2016 and 26.5% for the year ended December 31, 2015. The gross margin as a percentage of home sales revenues remained relatively consistent year over year, decreasing slightly as a result of increased construction costs, overall higher lot costs and higher carrying costs (including capitalized interest) attributed to closed homes offset by higher average home sales prices for the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Selling Expenses.  Selling expenses as a percentage of home sales revenues were 8.0% and 8.4% for the years ended December 31, 2016 and 2015, respectively. The decrease of selling expenses as a percentage of home sales revenues in 2016 was primarily due to leveraging our marketing spend and advertising during 2016 as compared to 2015. Selling expenses for the year ended December 31, 2016 were $67.0 million, an increase of $14.0 million, or 26.4%, from $53.0 million for the year ended December 31, 2015. Sales commissions increased to $31.1 million for the year ended December 31, 2016 from $25.1 million during 2015 largely due to a 22.3% increase in homes closed during 2016 as compared to 2015. Advertising and direct mail costs increased to $11.3 million during the year ended December 31, 2016 from $9.3 million for year ended December 31, 2015 primarily due to the increase in the number of active communities in 2016 as compared to 2015.
General and Administrative. General and administrative expenses as a percentage of home sales revenues were 5.1% and 5.4% for the years ended December 31, 2016 and 2015, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues in 2016 reflects improved leverage realized from the increase in home sales revenues in 2016. General and administrative expenses for the year ended December 31, 2016 were $43.2 million, an increase of $8.9 million, or 26.0%, from $34.3 million for the year ended December 31, 2015. The increase in the amount of general and administrative expenses during 2016 as compared to 2015 is primarily attributable to additional employees added and expenses incurred to support the increased number of active communities and the higher number of home closings.
Other Income. Other income, net of other expenses was $2.2 million for the year ended December 31, 2016, an increase of $1.6 million from $0.6 million for the year ended December 31, 2015. Other income includes $1.0 million and $0.2 million from the sales of lots in 2016 and 2015, respectively.
Operating Income and Net Income.  Operating income for the year ended December 31, 2016 was $111.5 million, an increase of $31.8 million, or 39.9%, from $79.7 million for the year ended December 31, 2015. Net income for the year ended December 31, 2016 was $75.0 million, an increase of $22.2 million, or 42.0%, from $52.8 million for the year ended December 31, 2015. The increases are primarily attributed to a 22.3% increase in homes closed, a higher average sales price and improved leverage realized during 2016 as compared to 2015.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Homes Sales.  Our home sales revenues and closings by division for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	Year Ended December 31,
	2015		2014
	Revenues	Closings	Revenues	Closings
Texas	$350,674	1,856	$255,355	1,575
Southwest	109,878	565	45,725	273
Southeast	95,949	587	38,814	253
Florida	73,735	396	43,374	255
Total home sales	$630,236	3,404	$383,268	2,356
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
Non-GAAP Measures
In addition to the results reported in accordance with U.S. GAAP, we have provided information in this Annual Report on Form 10-K relating to “adjusted gross margin.”
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Home sales revenues	$838,320	$630,236	$383,268
Cost of sales	616,707	463,304	280,481
Gross margin	221,613	166,932	102,787
Capitalized interest charged to cost of sales	10,680	6,057	1,704
Purchase accounting adjustments (a)	485	2,131	3,620
Adjusted gross margin	$232,778	$175,120	$108,111
Gross margin % (b)	26.4%	26.5%	26.8%
Adjusted gross margin % (b)	27.8%	27.8%	28.2%

(a)
Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.

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
Our “backlog” consists of homes that are under a purchase contract that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed. Since our business model is generally based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are currently under construction or complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations, the number of our active communities, and the timing of home closings. Homes in backlog are generally closed within one to two months, although we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract. As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Year Ended December 31,
	2016 (4)	2015	2014
Net orders (1)	4,086	3,628	2,259
Cancellation rate (2)	24.5%	27.2%	31.3%
Ending backlog - homes (3)	446	523	152
Ending backlog - value (3)	$96,940	$102,593	$27,067

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

(4)
Effective December 2016, we have entered into a Bulk Sales Agreement (“BSA”) to provide 156 homes to a third-party during 2017 through the first quarter of 2018. All associated units and values related to the BSA are not included in the table above.

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
Liquidity and Capital Resources
Overview
As of December 31, 2016, we had $49.5 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may significantly exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of a business combination.
We generally rely on our ability to finance our operations by generating operating cash flows, borrowing under our revolving credit facility or the issuance and sale of shares of our common stock pursuant to our at the market (ATM) offering programs. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing financing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.
Under our $300.0 million Form S-3 shelf registration statement, effective September 2016, we have the ability to access the debt and equity capital markets, as needed as part of our ongoing financing strategy. Under the 2016 ATM Program, we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $25.0 million. We issued and sold 250,000 shares of our common stock under the 2016 ATM Program and received net proceeds of approximately $9.0 million during the year ended December 31, 2016. At December 31, 2016, we had approximately $15.8 million of additional shares of our common stock that have been authorized by our Board and can be issued under our 2016 ATM Program.
We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, cash expected to be available from our revolving credit facility, and the net proceeds from the issuance and sale of shares of our common stock under our 2016 ATM Program or through accessing debt or equity capital, as needed.
Revolving Credit Facility
In May 2016, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement provides for a revolving credit facility of $385.0 million, which could be increased upon our request up to $400.0 million. The A&R Credit Agreement has terms substantially similar to our previous $300.0 million revolving credit facility. In September 2016, the A&R Credit Agreement was amended to permit up to $4.0 million of deferred purchase price indebtedness related to land purchases at any given time. The revolving credit facility matures on May 27, 2019. Prior to each annual anniversary of the closing of the A&R Credit Agreement, we may request a one-year extension of the maturity date. The A&R Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $500,000. Prior to the occurrence of a trigger event under the A&R Credit Agreement, the revolving credit facility is unsecured except that the facility is secured by a first priority lien on certain land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million.
As of December 31, 2016, the borrowing base was $385.0 million, of which $325.0 million was outstanding, $6.3 million represents letter of credit assurances, and the remaining $53.7 million was available to borrow.
The A&R Credit Agreement requires us to maintain a tangible net worth of not less than $202.5 million plus (i) 75% of the net proceeds of any equity issuances and (ii) 50% of the amount of our net income in any fiscal quarter after the date of the A&R Credit Agreement, a leverage ratio of not greater than 67.5%, liquidity of at least $40.0 million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The A&R Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2016, we were in compliance with all of the covenants contained in the A&R Credit Agreement.
On February 28, 2017, borrowing commitments of our lender group under the A&R Credit Agreement were increased by $15.0 million to $400.0 million in accordance with the accordion feature of the A&R Credit Agreement.
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
At December 31, 2016, the Convertible Notes became convertible because the closing sales price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending December

31, 2016. As a result, the holders of the Convertible Notes may elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of January 1, 2017 through March 31, 2017 (inclusive). As of the date of the filing of this Annual Report on Form 10-K, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.
The issuance of our Convertible Notes was recorded at the issuance date fair value of $76.5 million. The fair value was determined using a discount rate of 6.6% based on the rate of return investors would require for a similar liability, reflecting an $8.5 million discount. $5.5 million of the remaining proceeds was recorded to additional paid-in capital to reflect the equity component of the Convertible Notes and $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted over the term to maturity. The net proceeds from the offering of the Convertible Notes was approximately $82.0 million. Of the $3.0 million of debt issuance costs, $2.7 million was allocated to the liability component and the remaining $0.3 million was allocated as an offset to the equity component of the Convertible Notes. At December 31, 2016, Notes payable in our accompanying consolidated financial statements include $78.2 million representing the accreted principal amount of the Convertible Notes.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $29.8 million as of December 31, 2016. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds or financial guarantees as of December 31, 2016 will be drawn upon.
Cash Flows
Year Ended December 31, 2016 compared to Year Ended December 31, 2015
Net cash used in operating activities during the year ended December 31, 2016 was $108.2 million as compared to $89.2 million during the year ended December 31, 2015. The $19.0 million increase in net cash used in operating activities was primarily attributable to a $32.2 million net increase in our investment in real estate inventory for 2016 as compared to 2015. The increase in net cash used in operating activities between periods also reflects a $22.2 million increase in net income, and $21.7 million increase in accounts payable, and accrued expenses and other liabilities during the year ended December 31, 2016, as a result of our continued growth and the increased number of our active communities.
Net cash used in investing activities during the year ended December 31, 2016 was $0.7 million as compared to $1.1 million used in investing activities during the year ended December 31, 2015 and reflects the purchase of property and equipment.
Net cash provided by financing activities totaled $120.9 million during the year ended December 31, 2016 as compared to $96.5 million during the year ended December 31, 2015. The $24.4 million increase in net cash provided by financing activities is primarily due to the $4.4 million increase in net borrowings under our revolving credit facility and the $19.9 million of net proceeds from the issuance and sale of shares of our common stock compared to 2015.
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
Net cash provided by financing activities totaled $96.5 million during the year ended December 31, 2015 as compared to $166.9 million during the year ended December 31, 2014. The $70.4 million decrease in net cash provided by financing activities is primarily due to the decrease in net borrowings in 2015 as compared to 2014, partially offset by $9.6 million of net proceeds from the issuance and sale of shares of our common stock under our 2015 ATM Program in 2015.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of December 31, 2016, we had $10.0 million of cash deposits pertaining to land option contracts and purchase contracts for 8,462 lots with an aggregate purchase price of $234.2 million. Approximately $2.9 million of the cash deposits as of December 31, 2016 are related to purchase contracts to deliver finished lots and these deposits are refundable under certain circumstances and secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations Table
The following is a summary of our contractual obligations as of December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings:
Credit Facility (a)	$325,000	$—	$325,000	$—	$—
Convertible Notes (b)	85,000	85,000	—	—	—
Inventory related obligations(c)	16,352	379	826	916	14,231
Interest and fees (d)	64,731	20,778	33,122	1,551	9,280
Operating leases	1,212	742	470	—	—
Total	$492,295	$106,899	$359,418	$2,467	$23,511

(a)
Represents borrowings under our $385.0 million revolving credit facility which matures on May 27, 2019. See Note 7 “Notes Payable” to our consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.

(b)
Represents $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019. The Convertible Notes mature on November 15, 2019. Based on the terms of the Convertible Notes, the holders may elect to convert all or a portion of the Convertible

Notes owned during the period January 1, 2017 through March 31, 2017 (inclusive) therefore are reflected above with a current maturity date. As of the date of the filing of this Annual Report on Form 10-K, none of the holders of the Convertible Notes have elected to convert their Convertible Notes. See Note 7 “Notes Payable” to our consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.

(c)
The Company owns lots in certain communities that have Community Development Districts (“CDD”) or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. Such obligations represent a non-cash cost of the lots.

(d)
All of the outstanding borrowings under the A&R Credit Facility is at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of December 31, 2016 was LIBOR plus 3.50%. Fees on the A&R Credit Facility are approximately $0.1 million per year. Interest on our Convertible Notes accrues at a fixed rate of 4.25% per year and is payable semiannually beginning on May 15, 2015 through November 15, 2019 and includes $7.2 million in costs through maturity date. Inventory related obligations for infrastructure development attached to the land are subject to a fixed interest rate generally ranging from 1.32% to 7.13%, typically payable over a 30 year period, and are ultimately assumed by the homebuyer when home sales are closed.

In connection with the Oakmont acquisition, we recorded an earnout obligation on the acquisition date which was determined based on the forecasted number of home closings. The actual amount of the earnout may be more or less than the estimated amount and will be based on the actual number of homes closed from the acquired assets and the timing of the home closings from the acquisition date through December 31, 2017. The earnout obligation is estimated to be $0.5 million at December 31, 2016. We have not included this obligation in the table above.
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
Real Estate Inventory and Cost of Home Sales
Inventory consists of land, land under development, finished lots, information centers, homes in progress and completed homes. Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value.
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
Impairment of Real Estate Inventories.
In accordance with ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been sold, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales prices and/or margins are trending downward and are anticipated to continue to trend downward. Due largely to the relatively short development and construction periods for our communities and our growth, we have not experienced circumstances during 2016 or 2015 that are indicators of impairment. Our future sales and margins may be impacted by our inability to realize continued growth, increased cost associated with holding and developing land, local economic factors, pressure on home sales prices, increased carrying costs, and insufficient access to labor and materials at reasonable costs. For individual communities with indicators of impairment, we perform additional analysis to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the asset, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model; changes to the expected cash flows may lead to changes in the outcome of our impairment analysis.
The life cycle of a community generally ranges from two to five years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the construction, sale, and delivery of homes. A constructed home is used as the community information center during the life of the community and then sold. Actual individual community lives will vary based on the size of the community, the sales absorption rate, and whether we purchased the property as raw land or finished lots.
Impairment of land and land under development.
For raw land, land under development and completed lots that our management anticipates will be utilized for future homebuilding activities or to be sold as finished lots to individuals, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home or lot sales, consistent with the evaluation of operating communities discussed above. As of December 31, 2016, we had not identified any raw land, land under development or completed lots that management intends to market for sale in bulk to a third-party.
Pre-acquisition costs and controlled lots not owned.
We enter into land purchase and option agreements in the ordinary course of business in order to secure land for the construction of homes in the future. Pursuant to these agreements, we typically provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. We do not have title to the property and our obligations with respect to the option contracts are generally limited to the forfeiture of the related nonrefundable cash deposits.
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
Our warranty liability is based upon historical warranty cost experience on a per house basis established based on (i) trends in historical warranty payment levels, (ii) the historical range of amounts paid per house, (iii) any warranty expenditures not considered to be normal and recurring, and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built, the geographic areas in which they are built, and potential impacts of our expansion. Our analysis also considers improvements in quality control and construction techniques expected to impact future warranty expenditures and the expertise of our personnel. Our warranty reserves are reviewed quarterly to assess the reasonableness and adequacy and we make adjustments to the balance of the pre-existing reserves, as needed, to reflect changes in trends and historical data as information becomes available.
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
Goodwill
We record goodwill associated with our acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. We evaluate our goodwill balances for potential impairment on an annual basis. The current guidance allows an entity to assess qualitatively whether it is necessary to perform step one of a prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. We determine the fair value of each reporting unit using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value, and measure impairment as the difference between the resulting implied fair value of goodwill and the recorded carrying value.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 and certain inventory related obligations) and variable-rate debt (our $385.0 million revolving credit facility which may be increased to $400.0 million in accordance with the terms and conditions of the A&R Credit Agreement) as part of financing our operations. The conversion of our Convertible Notes can be settled using any combination of cash and shares of our common stock. We do not have the obligation to prepay the Convertible Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2016. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” in Item 1A. Risk Factors.
As of December 31, 2016, we had $322.3 million of variable rate indebtedness outstanding under the A&R Credit Agreement. All of the outstanding borrowings under the A&R Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of December 31, 2016 was LIBOR plus 3.50%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $3.2 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of LGI Homes, Inc.

We have audited the accompanying consolidated balance sheets of LGI Homes, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LGI Homes, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Houston, Texas
March 7, 2017

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$49,518	$37,568
Accounts receivable	17,055	17,325
Real estate inventory	717,681	531,228
Pre-acquisition costs and deposits	10,651	7,001
Property and equipment, net	1,960	2,108
Other assets	5,631	11,238
Goodwill and intangible assets, net	12,018	12,234
Total assets	$814,514	$618,702

LIABILITIES AND EQUITY
Accounts payable	$12,277	$24,020
Accrued expenses and other liabilities	46,389	40,006
Deferred tax liabilities, net	164	2,726
Notes payable	400,483	304,561
Total liabilities	459,313	371,313
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 22,311,310 shares issued and 21,311,310 shares outstanding as of December 31, 2016 and 21,270,389 shares issued and 20,270,389 shares outstanding as of December 31, 2015	223	213
Additional paid-in capital	208,346	175,575
Retained earnings	163,182	88,151
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	355,201	247,389
Total liabilities and equity	$814,514	$618,702

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2016	2015	2014

Home sales revenues	$838,320	$630,236	$383,268
Cost of sales	616,707	463,304	280,481
Selling expenses	66,984	52,998	36,672
General and administrative	43,158	34,260	23,744
Operating income	111,471	79,674	42,371
Other income, net	(2,201)	(606)	(708)
Net income before income taxes	113,672	80,280	43,079
Income tax provision	38,641	27,450	14,868
Net income	$75,031	$52,830	$28,211
Earnings per share:
Basic	$3.61	$2.65	$1.37
Diluted	$3.41	$2.44	$1.33

Weighted average shares outstanding:
Basic	20,798,333	19,939,761	20,666,758
Diluted	22,024,091	21,740,719	21,202,967

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2013	20,763,449	$208	$157,056	$7,110	$—	$164,374
Net income	—	—	—	28,211	—	28,211
Issuance of restricted stock units in settlement of accrued bonuses	—	—	642	—	—	642
Compensation expense for equity awards	—	—	862	—	—	862
Stock issued under employee incentive plans	85,595	—	(240)	—	—	(240)
Issuance of Convertible Notes, equity portion, net of issuance costs of $297 and tax effect of $2,971	—	—	5,200	—	—	5,200
Repurchase of stock	—	—	—	—	(16,550)	(16,550)
BALANCE—December 31, 2014	20,849,044	$208	$163,520	$35,321	$(16,550)	$182,499
Net income	—	—	—	52,830	—	52,830
Issuance of shares, net of offering costs	345,760	4	9,492	—	—	9,496
Issuance of restricted stock units in settlement of accrued bonuses	—	—	238	—	—	238
Compensation expense for equity awards	—	—	2,279	—	—	2,279
Stock issued under employee incentive plans	75,585	1	46	—	—	47
BALANCE—December 31, 2015	21,270,389	$213	$175,575	$88,151	$(16,550)	$247,389
Net income	—	—	—	75,031	—	75,031
Issuance of shares, net of offering costs	993,554	10	28,467	—	—	28,477
Issuance of restricted stock units in settlement of accrued bonuses	—	—	138	—	—	138
Compensation expense for equity awards	—	—	3,396	—	—	3,396
Stock issued under employee incentive plans	47,367	—	770	—	—	770
BALANCE—December 31, 2016	22,311,310	$223	$208,346	$163,182	$(16,550)	$355,201

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$75,031	$52,830	$28,211
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,089	883	825
Loss on disposal of assets	1	—	14
Excess tax benefits from stock based compensation	(138)	(47)	(356)
Compensation expense for equity awards	3,396	2,279	862
Deferred income taxes	(2,562)	42	1
Changes in assets and liabilities:
Accounts receivable	270	(9,960)	(1,963)
Real estate inventory	(183,884)	(151,707)	(198,357)
Pre-acquisition costs and deposits	(3,650)	2,877	(6,066)
Other assets	5,472	(4,795)	(617)
Accounts payable	(11,747)	8,522	1,480
Accrued expenses and other liabilities	8,539	9,920	2,752
Net cash used in operating activities	(108,183)	(89,156)	(173,214)
Cash flows from investing activities:
Payment for business acquisitions, net of cash acquired	—	—	(15,169)
Purchases of property and equipment	(722)	(1,117)	(1,195)
Net cash used in investing activities	(722)	(1,117)	(16,364)
Cash flows from financing activities:
Proceeds from notes payable	140,000	245,382	232,400
Payments on notes payable	(45,000)	(154,786)	(43,531)
Loan issuance costs	(2,684)	(2,238)	(5,200)
Proceeds from sale of stock, net of offering expenses	29,448	9,593	—
Payment for offering costs	(204)	(419)	—
Payment for earnout obligation	(843)	(1,108)	—
Excess tax benefits (deficiencies) from equity awards	138	47	(240)
Stock repurchases	—	—	(16,550)
Net cash provided by financing activities	120,855	96,471	166,879
Net increase (decrease) in cash and cash equivalents	11,950	6,198	(22,699)
Cash and cash equivalents, beginning of year	37,568	31,370	54,069
Cash and cash equivalents, end of year	$49,518	$37,568	$31,370

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
The Company’s principal business is the development of communities and the design, construction and sale of homes. At December 31, 2016, the Company had operations in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington and Tennessee.
Initial Public Offering and Reorganization Transactions
On November 13, 2013, we completed the IPO and received net proceeds of $102.6 million. In conjunction with the IPO, the Company completed the reorganization of LGI Homes Group, LLC and LGI Homes Corporate, LLC and their consolidated subsidiaries and variable interest entities, as well as LGI Homes II, LLC, LGI Homes - Sunrise Meadow, LLC, LGI Homes - Canyon Crossing, LLC, and LGI Homes - Deer Creek, LLC, into LGI Homes, Inc., and acquired certain joint venture interests.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Real Estate Inventory
Inventory consists of land, land under development, finished lots, information centers, homes in progress, and completed homes. Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case the affected inventory is written down to fair value.
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
The life cycle of a community generally ranges from two to five years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the construction and sale of homes. A constructed home is used as the community information center during the life of the community and then sold. Actual individual community lives will vary based on the size of the community, the sales absorption rate, and whether the property was purchased as raw land or finished lots.
In accordance with the ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been sold, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model. As of December 31, 2016 and 2015, the real estate inventory is stated at cost; there were no inventory impairment charges recorded during the years ended December 31, 2016, 2015 and 2014.
Capitalized Interest
Interest and other financing costs are capitalized as cost of inventory during community development and home construction activities, in accordance with ASC Topic 835, Interest and expensed in cost of sales as homes in the community are sold. To the extent the debt exceeds qualified assets, a portion of the interest incurred is expensed.
Pre-Acquisition Costs and Deposits
Amounts paid for land options, deposits on land purchase contracts, and other pre-acquisition costs are capitalized and classified as deposits to purchase. Upon execution of the purchase, these deposits are applied to the acquisition price of the land and recorded as a cost component of the land in real estate inventory. To the extent that any deposits are nonrefundable and the associated land acquisition process is terminated or no longer determined probable, the deposit and related pre-acquisition costs are charged to other income,net. Management reviews the likelihood of the acquisition of contracted lots in conjunction with its periodic real estate impairment analysis.
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and makes a nonrefundable deposit, it may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of December 31, 2016 and 2015, we were not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposits.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
Property and Equipment
Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation expense is recorded in general and administrative expenses. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in other income, net. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from two to five years for property and equipment. Leasehold improvements are depreciated over the shorter of the asset life or the term of the lease. Maintenance and repair costs are expensed as incurred.
Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout the remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the years ended December 31, 2016, 2015 and 2014.

Goodwill and Intangible Assets
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 805, Business Combinations. Goodwill and intangible assets that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The $12.0 million of goodwill is related to the GTIS Acquisitions. We determine the fair value of each reporting unit using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value, and measure impairment as the difference between the resulting implied fair value of goodwill and the recorded carrying value. No goodwill impairment charges were recorded in 2016, 2015 and 2014.
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
Warranty reserves are reviewed quarterly to assess the reasonableness and adequacy and adjusted, as needed, to reflect changes in trends and historical data as information becomes available.
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
Advertising Costs
Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $11.3 million, $9.3 million and $8.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Income Taxes
We are a taxable entity subject to federal and state taxes. We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Our ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established, if required. We recognize the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. We recognize potential interest and penalties related to uncertain tax positions in income tax expense.
We file income tax returns in the U.S. federal jurisdiction and in various states and we do not have any unrecognized tax benefits. We are not presently under exam for income tax by any taxing jurisdiction, and no longer remain subject to exam for years before 2013 (2012 for Texas).
Earnings Per Share
Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding. Diluted earnings per share gives effect to all dilutive potential shares outstanding during the period using the treasury stock method and for our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) using the if-converted method through April 30, 2015. On April 30, 2015, our stockholders approved the flexible settlement provisions of the Convertible Notes at our 2015 Annual Meeting of Stockholders which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Therefore, subsequent to April 30, 2015, the treasury stock method is used to calculate the dilutive effect of the Convertible Notes. Diluted earnings per share excludes all dilutive potential shares of common stock if their effect is antidilutive.
Stock-Based Compensation
Compensation costs for non-performance-based restricted stock awards are measured using the closing price of our common stock on the date of grant and are expensed on a straight-line basis over the vesting period of the award. Compensation costs for performance-based restricted stock awards are also measured using the closing price of our common stock on the date of grant but are expensed in accordance with ASC 718-10-25-20, Compensation - Stock Compensation, which requires an assessment of probability of attainment of the performance target. Once the performance target outcome is determined to be probable, the cumulative expense is adjusted, as needed, to recognize compensation expense on a straight-line basis over the award’s vesting period.
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
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. This ASU applies to all entities and is effective for periods ending after December 15, 2016. The adoption of ASU 2014-15 did not have any effect on our consolidated financial statements or disclosures.
Recently Issued Accounting Pronouncements
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows by requiring it be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, thereby reducing previous diversity in practice. This amendment will be effective for us in our fiscal year beginning January 1, 2018. We do not expect the adoption of ASU 2016-18 will have a material effect on our consolidated statement of cash flows or disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”), which includes multiple amendments intended to simplify aspects of share-based payment accounting. ASU 2016-09 was effective for us beginning January 1, 2017. Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption. Amendments to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively. We do not expect the adoption of ASU 2016-09 to have a material impact on our consolidated financial statements and disclosures.

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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. As part of our assessment work-to-date, we have formed an implementation work team and are continuing our contract review and documentation. ASU 2014-09 and related FASB updates are effective for us beginning January 1, 2018 and, at that time, we expect to adopt the new standard under the modified retrospective approach. We are continuing to evaluate the impact of this accounting pronouncement and do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements and disclosures.
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	December 31,
	2016	2015
Land, land under development, and finished lots	$477,461	$320,320
Information centers	13,589	8,083
Homes in progress	94,686	109,451
Completed homes	131,945	93,374
Total real estate inventory	$717,681	$531,228
Interest and financing costs incurred under our debt obligations, as more fully discussed in Note 7, are capitalized to qualifying real estate projects under development and homes under construction.
4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		December 31,
	Asset Life	2016	2015
	(years)
Computer equipment	2-5	$1,395	$1,237
Machinery and equipment	5	117	53
Furniture and fixtures	2-5	2,629	2,132
Leasehold improvements	5	240	240
Total property and equipment		4,381	3,662
Less: Accumulated depreciation		(2,421)	(1,554)
Property and equipment, net		$1,960	$2,108
Depreciation expense incurred for the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $0.6 million and $0.4 million, respectively.

5.     OTHER ASSETS
Other assets consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid insurance	1,338	1,301
Prepaid expenses	2,962	9,024
Security deposits	1,331	913
Other assets	$5,631	$11,238
6.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Inventory related obligations	$16,352	$17,389
Taxes payable	5,040	6,205
Retentions and development payable	8,506	3,748
Accrued compensation, bonuses and benefits	7,800	5,573
Warranty reserve	1,600	1,325
Accrued interest	1,645	1,249
Earnout liability	534	1,425
Other	4,912	3,092
Total accrued expenses and other liabilities	$46,389	$40,006
Inventory Related Obligations
We own lots in certain communities in Florida, Arizona, and Texas that have Community Development Districts (“CDD”) or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, is typically payable over a 30 year period, and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots. At December 31, 2016 and 2015, we had CDD and other utility development obligations of approximately $16.4 million and $17.4 million, respectively.
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems.
Changes to our warranty accrual are as follows (in thousands):

	December 31,
	2016	2015	2014
Warranty reserves, beginning of period	$1,325	$900	$630
Warranty provision	3,084	1,608	1,179
Warranty expenditures	(2,809)	(1,183)	(909)
Warranty reserves, end of period	$1,600	$1,325	$900
Earnout Liability
The purchase price for the acquisition of certain assets and liabilities from Oakmont Home Builder, Inc. (“Oakmont”) and certain land positions of EST Properties, LLC, an affiliate of Oakmont (the “Oakmont Acquisition”) during October 2014 included contingent consideration to be paid based on homes closed through December 2017 attributable to Oakmont assets. The earnout liability is subject to adjustment based on revisions to the forecasted absorption rate and the actual number of homes closed during the earnout period.

7.     NOTES PAYABLE
Revolving Credit Agreement
In May 2015, we entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provided for a revolving credit facility up to $300.0 million. On May 27, 2016, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement has substantially similar terms and provisions as the Credit Agreement but provides for a $360.0 million revolving credit facility, which can be increased by our request up to $400.0 million, subject to the terms and conditions of the A&R Credit Agreement. On September 12, 2016, the A&R Credit Agreement was amended to permit up to $4.0 million of deferred purchase price indebtedness related to land purchases at any given time. On December 28, 2016, the A&R Credit Agreement was increased by $25.0 million to $385.0 million in accordance with the accordion feature of the A&R Credit Agreement.
The A&R Credit Agreement matures on May 27, 2019. Prior to each annual anniversary of the A&R Credit Agreement, we may request a one-year extension of the maturity date. The A&R Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $0.5 million. Prior to the occurrence of a trigger event under the A&R Credit Agreement, the revolving credit facility is unsecured except that the facility is secured by a first priority lien in certain land held for development, lots under development and/or finished lots with an aggregate land value of at least $35.0 million. As of December 31, 2016, the borrowing base under the A&R Credit Agreement was $385.0 million, of which $325.0 million was outstanding, $6.3 million represented letter of credit assurances, and $53.7 million was available to borrow.
Interest is paid monthly on borrowings under the A&R Credit Agreement at LIBOR plus 3.50%. The A&R Credit Agreement applicable margin for LIBOR loans ranges from 3.00% to 3.50% based on our leverage ratio. At December 31, 2016, LIBOR was 0.72%.
The A&R Credit Agreement contains various financial covenants, including a tangible net worth ratio, a leverage ratio, a minimum liquidity amount, and an EBITDA to interest expense ratio. The A&R Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2016, we were in compliance with all of the covenants contained in the A&R Credit Agreement.
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
When issued, the conversion of the Convertible Notes could only be settled in shares of our common stock. Our stockholders approved the flexible settlement provisions of the Convertible Notes on April 30, 2015, which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. It is our intent and belief that we have the ability, to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
At December 31, 2016, the Convertible Notes are convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on December 31, 2016. As a result, the holders of the Convertible Notes may elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of January 1, 2017 through March 31, 2017 (inclusive). As of the date of the filing of this Annual Report on Form 10-K, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.
When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity.

Notes payable consist of the following (in thousands):

	December 31,
	2016	2015
Notes payable under revolving credit facility ($385.0 million revolving credit facility at December 31, 2016) maturing on May 27, 2019; interest paid monthly at LIBOR plus 3.50%; net of approximately $2.7 million of debt issuance costs at December 31, 2016 and $1.5 million at December 31, 2015; collateralized by certain land, land under development, and finished lots (carrying value of $57.5 million at December 31, 2016)	$322,253	$228,470
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $1.6 million and $2.1 million at December 31, 2016 and December 31, 2015, respectively; and approximately $5.2 million and $6.8 million in unamortized discount at December 31, 2016 and December 31, 2015, respectively	78,230	76,091
Total notes payable	$400,483	$304,561
As of December 31, 2016, the annual aggregate maturities of our notes payable during each of the next five fiscal years are as follows (in thousands):

Amount
2017 (a)	$85,000
2018	—
2019	325,000
2020	—
2021	—
Total notes payable	410,000
Less: Convertible Notes discount	(5,210)
Less: Debt issuance costs	(4,307)
Net notes payable	$400,483

(a)
Represents $85.0 million aggregate principal amount of our Convertible Notes which mature on November 15, 2019. Based on the terms of the Convertible Notes, the holders may elect to convert all or a portion of the Convertible Notes owned during the period January 1, 2017 through March 31, 2017 (inclusive) therefore are reflected above with a maturity date in 2017. As of the date of the filing of this Annual Report on Form 10-K, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest incurred	$18,457	$14,198	$6,026
Less: Amounts capitalized	(18,457)	(14,198)	(6,026)
Interest expense	$—	$—	$—

Cash paid for interest	$14,339	$9,766	$4,109
Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of Convertible Notes discount of $3.6 million, $3.9 million, and $1.3 million for the years ended December 31, 2016, 2015, and 2014 respectively.

8.     INCOME TAXES
All Company operations are domestic. The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$37,751	$24,990	$13,266
State	3,452	2,419	1,606
Current tax provision	41,203	27,409	14,872
Deferred:
Federal	(2,451)	33	—
State	(111)	8	(4)
Deferred tax provision (benefit)	(2,562)	41	(4)
Total income tax provision	$38,641	$27,450	$14,868
 Income taxes paid were $42.4 million, $23.7 million and $15.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016		2015		2014
Tax at federal statutory rate	$39,791	35.0%	$28,098	35.0%	$15,078	35.0%
State income taxes (net of federal benefit)	2,143	1.9	1,568	2.0	1,037	2.4
Domestic production activity deduction	(3,727)	(3.3)	(2,462)	(3.1)	(1,294)	(3.0)
Non deductible expenses and other	435	0.4	237	0.3	47	0.1
Change in tax status of entity - deferred taxes	(1)	—	9	—	—	—
Tax at effective rate	$38,641	34.0%	$27,450	34.2%	$14,868	34.5%
The components of net deferred tax assets and liabilities at December 31, 2016 and 2015, are as follows (in thousands):

	December 31
	2016	2015
Deferred tax assets:
Accruals and reserves	$2,422	$1,741
Inventory	532	536
Stock-based compensation	392	176
Deferred loan costs	62	84
Deferred rent	43	44
Total deferred tax assets	3,451	2,581
Deferred tax liabilities:
Discount on Convertible Notes	(1,897)	(2,486)
Prepaids	(911)	(2,078)
Tax depreciation in excess of book depreciation	(396)	(441)
Goodwill and other assets amortized for tax	(411)	(302)
Total deferred tax liability	$(3,615)	$(5,307)
Total net deferred tax liability	$(164)	$(2,726)
The Company has not recorded any accruals related to uncertain tax positions as of December 31, 2016 and 2015, respectively.

We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The statute of limitations with regards to our federal income tax filings is three years. The statute of limitations for our state tax jurisdictions is three to four years depending on the jurisdiction.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
9.     EQUITY
We are authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2016 and 2015, no shares of preferred stock were issued or outstanding.
At December 31, 2015 we had 21,270,389 shares of common stock issued and 20,270,389 shares of common stock outstanding, including 1,000,000 treasury shares of our common stock purchased November 21, 2014 at $16.55 per share. At December 31, 2016 we had 22,311,310 shares of common stock issued and 21,311,310 shares of common stock outstanding.
Shelf Registration Statement and ATM Offering Programs
We have a shelf registration statement on Form S-3 (the “Registration Statement”), declared effective in August 2015, to offer and sell from time to time various securities with a maximum offering price of $300.0 million. As of December 31, 2016, we have an at the market common stock offering program (the “2016 ATM Program”) under the Registration Statement, which enables us to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million in accordance with the terms and provisions of the Equity Distribution Agreement dated September 7, 2016 between us and the sales agents named therein. During 2016, we issued and sold 250,000 shares of our common stock under the 2016 ATM Program and received net proceeds of approximately $9.0 million. At December 31, 2016, we have the ability to sell up to $15.8 million of additional shares of our common stock under the 2016 ATM Program. In June 2016, we concluded our prior $30.0 million at the market common stock offering program (the “2015 ATM Program”). During the years ended December 31, 2016 and 2015, we issued and sold 743,554 and 345,760 shares of our common stock under the 2015 ATM Program and received net proceeds of approximately $19.8 million and $9.6 million, respectively. During the life of the 2015 ATM Program, we issued and sold a total of 1,089,314 shares of our common stock and received net proceeds of approximately $29.4 million.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014.

	For the Year Ended December 31,
	2016	2015	2014
Numerator (in thousands):
Net income for basic earnings per share	$75,031	$52,830	$28,211
Effect of dilutive securities:
Interest expense associated with Convertible Notes, net of taxes	—	190	7
Numerator for diluted earnings per share	$75,031	$53,020	$28,218
Denominator:
Basic weighted average shares outstanding	20,798,333	19,939,761	20,666,758
Effect of dilutive securities:
Convertible Notes - treasury stock method	1,044,519	463,609	—
Convertible Notes - if-converted method	—	1,298,871	432,957
Stock-based compensation units	181,239	38,478	103,252
Diluted weighted average shares outstanding	22,024,091	21,740,719	21,202,967

Basic earnings per share	$3.61	$2.65	$1.37
Diluted earnings per share	$3.41	$2.44	$1.33
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	13,613	23,201	3,022

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
During the year ended December 31, 2016, the average market price of our common stock exceeded the conversion price of $21.52 per share, therefore the calculation of diluted earnings per share for the year ended December 31, 2016 includes the effect of approximately 1.0 million shares of our common stock related to the conversion spread of the Convertible Notes. During the year ended December 31, 2015, the average market price of our common stock exceeded the conversion price of $21.52 per share, therefore the calculation of diluted earnings per share for the year ended December 31, 2015 includes the effect of approximately 0.5 million shares of our common stock related to the conversion spread of the Convertible Notes.
10.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
As approved by our stockholders, we adopted the LGI Homes, Inc. 2013 Equity Incentive Plan (the “2013 Incentive Plan”) to reward, retain and attract key personnel. At December 31, 2016, 2,000,000 shares of our common stock had been reserved for issuance pursuant to the 2013 Incentive Plan.
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2014	140,222	$11.00
Granted	82,441	$16.52
Vested	(116,543)	$11.00
Forfeited	(3,334)	$11.00
Balance at December 31, 2014	102,786	$15.43
Granted	85,184	$17.40
Vested	(75,687)	$16.12
Forfeited	(4,469)	$15.85
Balance at December 31, 2015	107,814	$16.48
Granted	62,453	$23.66
Vested	(29,010)	$14.73
Forfeited	(7,404)	$17.97
Balance at December 31, 2016	133,853	$20.13
In 2016, we issued 21,905 RSUs to senior management for the time based portion of our 2016 long-term incentive compensation program and 22,059 RSUs for 2015 bonuses to managers under the Annual Bonus Plan, which generally cliff vest on the third anniversary of the grant date. In March 2015, we issued 56,611 RSUs for 2014 bonuses to certain officers and managers under the Annual Bonus Plan, which vest over three years. In March 2014, we issued 37,307 RSUs to certain officers and managers under the Annual Bonus Plan; the RSUs had a one-year vesting period. In addition, during the years ended December 31, 2016, 2015 and 2014, we issued 18,489, 28,573 and 45,134 RSUs, respectively, to certain employees, executives and non-employee directors which vest over periods ranging from one to three years. Under the terms of the grant award agreements, all of the RSUs may only be settled in shares of our common stock.
We recognized $0.8 million of stock-based compensation expense related to outstanding RSUs grants for the year ended December 31, 2016 and $0.5 million for both the years ended December 31, 2015 and 2014. At December 31, 2016, we had unrecognized compensation cost of $1.7 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.

Performance Based Restricted Stock Units
The Compensation Committee of our Board of Directors has granted awards of Performance-Based RSUs (“PSUs”) under the 2013 Incentive Plan to certain members of senior management for each of the three-year performance cycles: 2014 - 2016, 2015 - 2017 and 2016 - 2018. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three year period. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs will be settled in shares of our common stock.

Period Granted	Target PSUs Outstanding December 31, 2015	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at December 31, 2016	Weighted Average Grant Date Fair Value
2014	62,906	—	—	(2,926)	59,980	$17.09
2015	127,111	—	—	(6,140)	120,971	$13.34
2016	—	87,605	—	—	87,605	$21.79
Total	190,017	87,605	—	(9,066)	268,556
At December 31, 2016, management estimates that the recipients will receive approximately 200%, 200%, and 144.7% of the 2014, 2015, and 2016 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $2.6 million, $1.8 million, and $0.3 million of total stock-based compensation expense related to outstanding PSUs grants for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, we had unrecognized compensation cost of $3.3 million, based on the target amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.4 years.
Employee Stock Purchase Plan
In May 2016, we adopted the LGI Homes, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for employees to make quarterly elections for payroll withholdings to purchase shares of our common stock at a 15% discount from the closing price of our common stock on the purchase date, which is the last business day of each calendar quarter. During the year ended December 31, 2016, we issued 19,398 shares of our common stock to the ESPP participants. We received net proceeds of approximately $0.6 million and recognized $0.1 million in stock compensation expense related to the ESPP for 2016. The ESPP contributions are not refundable (other than in the case of termination of employment) and, therefore, the shares purchasable with the amounts withheld are included in weighted-average shares outstanding for both basic and diluted earnings per share. The maximum aggregate number of shares of our common stock which may be issued pursuant to the ESPP is 500,000 shares and as of December 31, 2016, 480,602 shares of our common stock remain available for issuance under the ESPP.
11.    FAIR VALUE DISCLOSURES
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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximate their carrying amounts due to the short term nature of these instruments. As of December 31, 2016, the revolving credit facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
The Convertible Notes, as discussed in Note 7, were initially recorded at estimated fair value determined using Level 2 measurements. The fair value of the assets acquired and liabilities assumed as part of the Oakmont Acquisition, including the related earnout, as discussed in Note 6, were determined using Level 3 measurements.
The following table below shows the level and measurement of liabilities at December 31, 2016 and 2015 (in thousands):

		December 31, 2016		December 31, 2015
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Convertible Notes	Level 2	$78,230	$79,514	$76,091	$74,449
Earnout liability	Level 3	$534	$534	$1,425	$1,425
12.    RELATED PARTY TRANSACTIONS
Magnolia Reserve
We have an option contract to purchase 106 finished lots in Montgomery County, Texas, from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots are being purchased in takedowns of at least 21 lots during successive six month periods, subject to 5% annual price escalation and certain price protection terms. During the year ended December 31, 2016, we purchased 42 lots for $3.2 million. As of December 31, 2016, we have 64 finished lots remaining under the option contract, to be purchased in takedowns of at least 21 lots during each six-month period, for a total base purchase price of approximately $4.8 million. We have a $100,000 non-refundable deposit at December 31, 2016 related to this option contract.
Consulting Fees
We had a three-year consulting agreement with a family member of our chief executive officer for $100,000 per year payable on a monthly basis, which was set to expire in November 2016. The agreement was terminated in June 2016 by mutual agreement of the parties. Consulting fees were $83,333 for the year ended December 31, 2016 and $100,000 for each of the years ended December 31, 2015 and 2014, respectively.
Home Sales to Affiliates
In 2016, we sold two homes to an affiliate of one of our directors for approximately $461,000. In 2017, we sold three homes to an affiliate of one of our directors for approximately $692,000.
13.     RETIREMENT BENEFITS
Our employees are eligible to participate in a 401(k) savings plan. Employees are eligible to participate after completing ninety days of service and having attained the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. A discretionary match may be made by us of up to 100% of the first 3% of an eligible employee’s deferral, not to exceed $3,000. For each of the years ended December 31, 2016, 2015 and 2014, our matching contributions were $0.8 million, $0.5 million and $0.3 million, respectively.
14.     COMMITMENTS AND CONTINGENCIES
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

We have provided unsecured environmental indemnities to certain lenders and other counterparties. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate the Company to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, the Company may have recourse against other previous owners. In the ordinary course of doing business, we are subject to regulatory proceedings from time to time related to environmental and other matters. In the opinion of management, these matters will not have a material effect on our financial position, results of operations, or cash flows.
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

	December 31,
	2016	2015
Land deposits and option payments	$9,954	$6,406
Commitments under the land purchase option and deposit contracts if the purchases are consummated	$234,198	$155,548
Lots under land options and land purchase contracts	8,462	6,318
As of December 31, 2016 and 2015, approximately $2.9 million and $0.3 million of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances and secured by mortgages, letters of credit, or guaranteed by the seller or its affiliates.
Leasing Arrangements
We lease office facilities and certain equipment under non-cancellable operating lease agreements. Rent escalation provisions are accounted for using the straight-line method. Rent expense includes common area maintenance costs. Rent expense totaled $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum lease payments under non-cancellable operating lease agreements are as follows at December 31, 2016 (in thousands):

2017	$742
2018	456
2019	14
2020	—
2021	—
Thereafter	—
Total	$1,212
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $29.8 million (including $6.3 million under our revolving credit facility), $20.8 million and $7.7 million at December 31, 2016, 2015 and 2014, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds, or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.
15.     SEGMENT INFORMATION
We operate one principal homebuilding business which is organized and reports by division. We have five operating segments at December 31, 2016: our Texas, Southwest, Southeast, Florida, and Northwest divisions. The Texas division is our largest division and it comprised approximately 51.2%, 55.6% and 66.6% of total home sales revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
In accordance with ASC Topic 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on the number of homes sold, gross margin and average sales price.
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
16.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2016	2016	2016	2016
Total home sales revenue	$162,463	$222,723	$216,304	$236,830
Gross margin	41,369	59,095	56,821	64,328
Income before income taxes	17,829	31,408	29,488	34,947
Net income	11,700	20,659	19,467	23,205
Basic earnings per share	0.58	1.01	0.92	1.09
Diluted earnings per share	0.57	0.96	0.86	1.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2015	2015	2015	2015
Total home sales revenue	$120,690	$158,826	$173,956	$176,764
Gross margin	31,462	42,573	46,007	46,890
Income before income taxes	11,721	21,246	23,221	24,092
Net income	7,702	13,977	15,420	15,731
Basic earnings per share	0.39	0.70	0.77	0.79
Diluted earnings per share	0.33	0.66	0.76	0.75
17.     SUBSEQUENT EVENT
On February 28, 2017, borrowing commitments of our lender group under the A&R Credit Agreement were increased by $15.0 million to $400.0 million in accordance with the accordion feature of the A&R Credit Agreement.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Management’s Assessment on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2017 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2017 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2017 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2017 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2017 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1)	The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Equity from January 1, 2014 to December 31, 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014

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

LGI Homes, Inc.

Date:	March 7, 2017	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lipar	Chief Executive Officer and Chairman of the Board	March 7, 2017
Eric T. Lipar	(Principal Executive Officer)

/s/ Charles Merdian	Chief Financial Officer and Treasurer	March 7, 2017
Charles Merdian	(Principal Financial and Accounting Officer)

/s/ Ryan Edone	Director	March 7, 2017
Ryan Edone

/s/ Duncan Gage	Director	March 7, 2017
Duncan Gage

/s/ Bryan Sansbury	Director	March 7, 2017
Bryan Sansbury

/s/ Steven Smith	Director	March 7, 2017
Steven Smith

/s/ Robert Vaharadian	Director	March 7, 2017
Robert Vaharadian

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of LGI Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).
3.2	Bylaws of LGI Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on August 28, 2013).
4.1
Indenture dated as of November 21, 2014, by and between LGI Homes, Inc. and Wilmington Trust, National Association, as trustee, governing LGI Homes, Inc.’s 4.25% Convertible Notes due 2019, including a form of note (incorporated by reference to Exhibit 4.01 to the Current Report on Form 8-K (File No. 1-36126) of LGI Homes, Inc. filed on November 26, 2014).

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

10.3
Amended and Restated Credit Agreement, dated as of May 27, 2016, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, as sole Lead Arranger and sole Bookrunner, and Deutsche Bank Securities Inc. and Fifth Third Bank, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-36126) of LGI Homes, Inc. filed on June 2, 2016).

10.4
First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2016, by and among LGI Homes, Inc., each of the financial institutions signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-36126) of LGI Homes, Inc. filed on September 13, 2016).

10.5
Lender Addition and Acknowledgement Agreement dated as of December 28, 2016 by and among LGI Homes, Inc., Texas Capital Bank, National Association and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-36126) of LGI Homes, Inc. filed on January 4, 2017).

10.6	LGI Homes, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form S-8 (File No. 1-36126) of LGI Homes, Inc. filed June 3, 2016).
10.7
Lender Acknowledgement Agreement dated as of February 28, 2017 by and among LGI Homes, Inc., Flagstar Bank, FSB, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-36126) of LGI Homes, Inc. filed on March 3, 2017.)

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