Form 10-Q
period 2017-03-31
LGI Homes, Inc.
filed 2017-05-09
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 5, 2017, there were 21,599,861 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$31,648	$49,518
Accounts receivable	17,150	17,055
Real estate inventory	788,758	717,681
Pre-acquisition costs and deposits	11,562	10,651
Property and equipment, net	1,947	1,960
Other assets	4,543	5,631
Goodwill	12,018	12,018
Total assets	$867,626	$814,514

LIABILITIES AND EQUITY
Accounts payable	$19,948	$12,277
Accrued expenses and other liabilities	47,142	46,389
Deferred tax liabilities, net	1,141	164
Notes payable	426,155	400,483
Total liabilities	494,386	459,313

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 22,599,861 shares issued and 21,599,861 shares outstanding as of March 31, 2017 and 22,311,310 shares issued and 21,311,310 shares outstanding as of December 31, 2016	226	223
Additional paid-in capital	214,602	208,346
Retained earnings	174,962	163,182
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	373,240	355,201
Total liabilities and equity	$867,626	$814,514

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Home sales revenues	$162,911	$162,463

Cost of sales	119,412	121,094
Selling expenses	16,107	14,091
General and administrative	11,265	9,952
Operating income	16,127	17,326
Other income, net	(715)	(503)
Net income before income taxes	16,842	17,829
Income tax provision	5,062	6,129
Net income	$11,780	$11,700
Earnings per share:
Basic	$0.55	$0.58
Diluted	$0.52	$0.57

Weighted average shares outstanding:
Basic	21,360,167	20,288,619
Diluted	22,787,652	20,461,073

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2016	22,311,310	$223	$208,346	$163,182	$(16,550)	$355,201
Net income	—	—	—	11,780	—	11,780
Issuance of shares, net of offering costs	150,000	2	4,593	—	—	4,595
Issuance of restricted stock units in settlement of accrued bonuses	—	—	167	—	—	167
Compensation expense for equity awards	—	—	1,230	—	—	1,230
Stock issued under employee incentive plans	138,551	1	266	—	—	267
BALANCE— March 31, 2017	22,599,861	$226	$214,602	$174,962	$(16,550)	$373,240

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$11,780	$11,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	211	366
Excess tax benefits from stock based compensation	—	(24)
Compensation expense for equity awards	1,230	814
Deferred income taxes	977	394
Changes in assets and liabilities:
Accounts receivable	(95)	3,556
Real estate inventory	(70,263)	(28,894)
Pre-acquisition costs and deposits	(911)	(2,261)
Other assets	1,089	3,956
Accounts payable	7,643	(3,543)
Accrued expenses and other liabilities	1,155	3,390
Net cash used in operating activities	(47,184)	(10,546)
Cash flows from investing activities:
Purchases of property and equipment	(171)	(185)
Net cash used in investing activities	(171)	(185)
Cash flows from financing activities:
Proceeds from notes payable	25,000	35,000
Payments on notes payable	—	(17,000)
Loan issuance costs	(190)	(464)
Proceeds from sale of stock, net of offering expenses	4,930	3,486
Payment for offering costs	(69)	(57)
Payment for earnout obligation	(186)	(252)
Excess tax benefits from equity awards	—	24
Net cash provided by financing activities	29,485	20,737
Net increase (decrease) in cash and cash equivalents	(17,870)	10,006
Cash and cash equivalents, beginning of period	49,518	37,568
Cash and cash equivalents, end of period	$31,648	$47,574

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our,”), is engaged in the development of communities and the design, construction, marketing and sale of new homes. At March 31, 2017, we had operations in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington and Tennessee.
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
The accompanying unaudited financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recently Adopted Accounting Standards
Effective January 1, 2017, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which includes multiple amendments intended to simplify aspects of share-based payment accounting and how they are presented in the financial statements. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of $0.6 million in income tax expense, rather than in additional paid-in capital, for the three months ended March 31, 2017.
In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. We have elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, resulting in an increase to operating cash flow of $0.6 million for the three months ended March 31, 2017.
In recording share-based compensation expense, ASU 2016-09 allows companies to make a policy election as to whether they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur. We have elected to continue to account for forfeitures as they occur, as forfeitures have historically been immaterial.
ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of 51,597 shares for the three months ended March 31, 2017.

Recently Issued Accounting Pronouncements
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows by requiring it be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, thereby reducing previous diversity in practice. This amendment will be effective for us in our fiscal year beginning January 1, 2018. We do not expect the adoption of ASU 2016-18 will have a material effect on our consolidated statement of cash flows or disclosures.
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
2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Land, land under development, and finished lots	$490,685	$477,461
Information centers	15,608	13,589
Homes in progress	152,910	94,686
Completed homes	129,555	131,945
Total real estate inventory	$788,758	$717,681
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
3.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Inventory related obligations	$16,303	$16,352
Taxes payable	9,131	5,040
Retentions and development payable	6,999	8,506
Accrued compensation, bonuses and benefits	4,720	7,800
Accrued interest	2,681	1,645
Warranty reserve	1,650	1,600
Other	5,658	5,446
Total accrued expenses and other liabilities	$47,142	$46,389
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Warranty reserves, beginning of period	$1,600	$1,325
Warranty provision	352	509
Warranty expenditures	(302)	(509)
Warranty reserves, end of period	$1,650	$1,325

4.     NOTES PAYABLE
Revolving Credit Agreement
In May 2015, we entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provided for a revolving credit facility up to $300.0 million. On May 27, 2016, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement has substantially similar terms and provisions as the Credit Agreement but provided for a $360.0 million revolving credit facility, which could be increased by our request up to $400.0 million, subject to the terms and conditions of the A&R Credit Agreement. On September 12, 2016, the A&R Credit Agreement was amended to permit up to $4.0 million of deferred purchase price indebtedness related to land purchases at any given time. On December 28, 2016 and February 28, 2017, the A&R Credit Agreement

was increased by $25.0 million and $15.0 million, respectively, to $400.0 million in accordance with the accordion feature of the A&R Credit Agreement.
The A&R Credit Agreement matures on May 27, 2019. Prior to each annual anniversary of the A&R Credit Agreement, we may request a one-year extension of the maturity date. The A&R Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $0.5 million. Prior to the occurrence of a trigger event under the A&R Credit Agreement, the revolving credit facility is unsecured. As of March 31, 2017, the borrowing base under the A&R Credit Agreement was $400.0 million, of which $350.0 million was outstanding, $6.7 million represented letter of credit assurances, and $43.3 million was available to borrow.
Interest is paid monthly on borrowings under the A&R Credit Agreement at LIBOR plus 3.25%. The A&R Credit Agreement applicable margin for LIBOR loans ranges from 3.00% to 3.50% based on our leverage ratio. At March 31, 2017, LIBOR was 0.93%.
The A&R Credit Agreement contains various financial covenants, including a tangible net worth ratio, a leverage ratio, a minimum liquidity amount, and an EBITDA to interest expense ratio. The A&R Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2017, we were in compliance with all of the covenants contained in the A&R Credit Agreement.
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
When issued, the conversion of the Convertible Notes could only be settled in shares of our common stock. Our stockholders approved the flexible settlement provisions of the Convertible Notes on April 30, 2015, which allows us to settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. It is our intent and belief that we have the ability to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
At March 31, 2017, the Convertible Notes are convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on March 31, 2017. As a result, the holders of the Convertible Notes may elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of April 1, 2017 through June 30, 2017 (inclusive). As of the date of the filing of this Quarterly Report on Form 10-Q, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.
When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity.
Notes payable consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Notes payable under credit facility ($400.0 million revolving credit facility at March 31, 2017) maturing on May 27, 2019; interest paid monthly at LIBOR plus 3.25%; net of approximately $2.6 million of debt issuance costs at March 31, 2017 and $2.7 million at December 31, 2016	$347,374	$322,253
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $1.4 million and $1.6 million at March 31, 2017 and December 31, 2016, respectively; and approximately $4.8 million and $5.2 million in unamortized discount at March 31, 2017 and December 31, 2016, respectively	78,781	78,230
Total notes payable	$426,155	$400,483

Capitalized Interest
Interest activity, including debt issuance costs and accretion of discount, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest incurred	$5,074	$4,348
Less: Amounts capitalized	(5,074)	(4,348)
Interest expense	$—	$—

Cash paid for interest	$3,159	$2,263
Included in interest incurred was amortization of debt issuance costs for notes payable and amortization of Convertible Notes discount of $0.9 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.
5.     INCOME TAXES
We file U.S. federal and state income tax returns. As of March 31, 2017, we have no unrecognized tax benefits. We are not presently under exam for income tax by any taxing jurisdiction and we are no longer subject to exam for years before 2013 (2012 for Texas).
Our effective tax rate of 30.1% is lower than the statutory rate primarily as a result of a decrease in the rate for the federal Domestic Production Activity Deduction and the deductions in excess of compensation cost (“windfalls”) for share-based payments, offset by an increase in rate for state income taxes, net of the federal benefit.
Our effective rate of 30.1% differed from the prior year rate of 34.4% due to the recognition of windfalls in tax expense in the current year compared to recognition in Additional Paid-in Capital in the prior year, see Note 1 above, Recently Adopted Accounting Standards.
Income taxes paid were $0.0 million and $5.2 million for the three months ended March 31, 2017 and 2016, respectively.
6.     EQUITY
Shelf Registration Statement and ATM Offering Programs
We have an effective shelf registration statement on Form S-3 (the “Registration Statement”), to offer and sell from time to time various securities with a maximum offering price of $300.0 million. As of March 31, 2017, we have an at the market common stock offering program (the “2016 ATM Program”) under the Registration Statement, which enables us to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million in accordance with the terms and provisions of the Equity Distribution Agreement dated September 7, 2016 between us and the sales agents named therein. During the three months ended March 31, 2017, we issued and sold 150,000 shares of our common stock under the 2016 ATM Program and received net proceeds of approximately $4.7 million. At March 31, 2017 we have the ability to sell up to $11.0 million aggregate offering price of additional shares of our common stock under the 2016 ATM Program.
In June 2016, we concluded our prior $30.0 million at the market common stock offering program (the “2015 ATM Program”). During the three months ended March 31, 2016, we issued and sold 150,000 shares of our common stock under the 2015 ATM Program and received net proceeds of approximately $3.5 million.

7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Numerator (in thousands):
Numerator for basic and dilutive earnings per share	$11,780	$11,700
Denominator:
Basic weighted average shares outstanding	21,360,167	20,288,619
Effect of dilutive securities:
Convertible Notes - treasury stock method	1,161,326	130,942
Stock-based compensation units	266,159	41,512
Diluted weighted average shares outstanding	22,787,652	20,461,073

Basic earnings per share	$0.55	$0.58
Diluted earnings per share	$0.52	$0.57
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	49,392	22,985
In accordance with Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the treasury stock method since we have the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. Under the treasury stock method, the Convertible Notes have a dilutive impact on diluted earnings per share to the extent that the average market price of our common stock for a reporting period exceeds the conversion price of $21.52 per share.
During the three months ended March 31, 2017 and 2016, the average market price of our common stock exceeded the conversion price of $21.52 per share, therefore the calculation of diluted earnings per share for both the three months ended March 31, 2017 and 2016 includes the effect of approximately 1.2 million and 0.1 million shares of our common stock related to the conversion spread of the Convertible Notes, respectively.
Effective January 1, 2017, we adopted ASU No. 2016-09 which requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of 51,597 shares for the three months ended March 31, 2017.
8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Three Months Ended March 31,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	133,853	$20.13	107,814	$16.48
Granted	61,986	$31.64	46,378	$21.78
Vested	(10,719)	$15.17	(9,305)	$14.78
Forfeited	(406)	$24.71	(1,731)	$16.24
Ending balance	184,714	$24.27	143,156	$18.31

During the three months ended March 31, 2017, we issued 27,764 RSUs to senior management for the time based portion of our 2017 long-term incentive compensation program, 18,366 RSUs for 2016 bonuses to managers under our Annual Bonus Plan and 15,856 RSUs to other employees. Generally, the RSUs granted cliff vest on the third anniversary of the grant date and will be settled in shares of our common stock.
We recognized $0.3 million and $0.2 million of stock-based compensation expense related to outstanding RSUs grants for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, we had unrecognized compensation cost of $3.2 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.5 years.
Performance Based Restricted Stock Units
The Compensation Committee of our Board of Directors has granted awards of Performance-Based RSUs (“PSUs”) under the LGI Homes, Inc. 2013 Equity Incentive Plan to certain members of senior management based on the three-year performance cycles. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year period. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs will be settled in shares of our common stock.
The following table summarizes the activity of our PSUs:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2016	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at March 31, 2017	Weighted Average Grant Date Fair Value
2014	2014 - 2016	59,980	—	(59,980)	—	—	$17.09
2015	2015 - 2017	120,971	—	—	—	120,971	$13.34
2016	2016 - 2018	87,605	—	—	—	87,605	$21.79
2017	2017 - 2019	—	111,035	—	—	111,035	$31.64
Total		268,556	111,035	(59,980)	—	319,611
At March 31, 2017, management estimates that the recipients will receive approximately 200%, 169% and 100% of the 2015, 2016 and 2017 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $1.0 million and $0.6 million of total stock-based compensation expense related to outstanding PSU grants for the three months ended March 31, 2017 and 2016, respectively. PSUs granted in 2014 vested on March 15, 2017 at 200% of the target amount, 119,960 shares. At March 31, 2017, we had unrecognized compensation cost of $6.3 million, based on the target amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.5 years.
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

The fair value of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximate their carrying amounts due to the short term nature of these instruments. As of March 31, 2017, the revolving credit facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Convertible Notes listed below, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar convertible notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at March 31, 2017 and December 31, 2016 (in thousands):

		March 31, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible Notes	Level 2	$78,781	$80,244	$78,230	$79,514
10.    RELATED PARTY TRANSACTIONS
Magnolia Reserve
We have an option contract to purchase 106 finished lots in Montgomery County, Texas, from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots are being purchased in takedowns of at least 21 lots during successive six month periods, subject to 5% annual price escalation and certain price protection terms. During the three months ended March 31, 2017 and 2016, we did not purchase any finished lots under the option contract. As of March 31, 2017, we have 64 finished lots remaining under the option contract, to be purchased in takedowns of at least 21 lots during each six-month period, for a total base purchase price of approximately $4.8 million. We have a $100,000 non-refundable deposit at March 31, 2017 related to this option contract. The third takedown of 21 lots under this option contract occurred on April 28, 2017.
Consulting Fees
We had a three year consulting agreement with a family member of our chief executive officer for $100,000 per year payable on a monthly basis which was terminated in June 2016 by mutual agreement of the parties. Consulting fees were $25,000 for the three months ended March 31, 2016.
Home Sales to Affiliates
In the three months ended March 31, 2017, we closed on three homes to an affiliate of one of our directors for approximately $0.7 million. We had no home closings to affiliates during the three months ended March 31, 2016.
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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In most instances, we will also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a VIE. In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of March 31, 2017 and December 31, 2016, we determined we were not the primary beneficiary for any VIEs associated with non-refundable land deposit and option contracts.
The table below presents a summary of our lots under option or contract (in thousands, except for lot count):

	March 31, 2017	December 31, 2016
Land deposits and option payments	$10,715	$9,954
Commitments under the land purchase option and deposit contracts if the purchases are consummated	$243,271	$234,198
Lots under land options and land purchase contracts	8,437	8,462
As of March 31, 2017, approximately $3.4 million of the land deposits are secured by mortgages or guaranteed by the seller or its affiliates.
Bonding, Letters of Credit and Financial Guarantees
We are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. We have outstanding letters of credit, performance and surety bonds and financial guarantees totaling $34.7 million and $29.8 million at March 31, 2017 and December 31, 2016, respectively, related to our obligations for site improvements at various projects of which $6.7 million and $6.3 million, respectively, were issued under our revolving credit facility. Management does not believe that draws upon the letters of credit, performance and surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business which is organized and reports by division. We have six operating segments at March 31, 2017: our Texas, Southwest, Southeast, Florida, Northwest and Midwest divisions. Our Texas division is our largest division and it comprised approximately 40% and 50% of total home sales revenues for the three months ended March 31, 2017, and 2016, respectively. As of March 31, 2017, the Midwest division had start-up activities and no revenues.
In accordance with ASC Topic 280, Segment Reporting (“ASC Topic 280”), operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on the number of homes closed, gross margin and net income.
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
Business Overview
We are engaged in the design, construction, marketing and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington and Tennessee. The markets where we have active communities at March 31, 2017, include Houston, Dallas/Fort Worth, Austin, San Antonio, Phoenix, Tucson, Tampa, Orlando, Fort Myers, Jacksonville, Atlanta, Albuquerque, Charlotte, Raleigh, Nashville, Denver, Colorado Springs, Portland and Seattle.
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 17,000 homes. During the three months ended March 31, 2017, we had 761 home closings, compared to 844 home closings during the three months ended March 31, 2016.
We sell homes under the LGI Homes and Terrata Homes brands. Our 69 active communities at March 31, 2017 include five Terrata Homes communities.
Recent Developments
During the three months ended March 31, 2017, we also had 17 home closings in our new markets of Raleigh and Portland.
During the three months ended March 31, 2017, we entered and formed our Midwest Division. We purchased finished lots in Minneapolis, Minnesota and expect to begin construction and sales activity in Minneapolis in the third quarter of this year.
Key Results
Key financial results as of and for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, were as follows:

•	Home sales revenues increased 0.3% to $162.9 million from $162.5 million.

•	Homes closed decreased 9.8% to 761 homes from 844 homes.

•	Average sales price of our homes increased 11.2% to $214,075 from $192,491.

•	Gross margin as a percentage of home sales revenues increased to 26.7% from 25.5%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 28.0% from 26.7%.

•	Net income before income taxes decreased 5.5% to $16.8 million from $17.8 million.
Total owned and controlled lots decreased to 29,249 lots at March 31, 2017 from 29,460 lots at December 31, 2016. For a reconciliation of adjusted gross margin (a non-GAAP measure) to gross margin, the most directly comparable GAAP measure, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$162,911	$162,463
Expenses:
Cost of sales	119,412	121,094
Selling expenses	16,107	14,091
General and administrative	11,265	9,952
Operating income	16,127	17,326
Other income, net	(715)	(503)
Net income before income taxes	16,842	17,829
Income tax provision	5,062	6,129
Net income	$11,780	$11,700
Basic earnings per share	$0.55	$0.58
Diluted earnings per share	$0.52	$0.57
Other Financial and Operating Data:
Active communities at end of period	69	56
Home closings	761	844
Average sales price of homes closed	$214,075	$192,491
Gross margin (1)	$43,499	$41,369
Gross margin % (2)	26.7%	25.5%
Adjusted gross margin (3)	$45,609	$43,321
Adjusted gross margin % (2)(3)	28.0%	26.7%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Homes Sales. Our home sales revenues and closings by division for the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
	Revenues	Closings	Revenues	Closings
Texas	$64,918	315	$80,443	410
Southwest	33,126	132	33,923	166
Southeast	27,847	151	27,914	160
Florida	24,200	123	20,183	108
Northwest	12,820	40	—	—
Total home sales	$162,911	761	$162,463	844
Home sales revenues for the three months ended March 31, 2017 were $162.9 million, an increase of $0.4 million, or 0.3%, from $162.5 million for the three months ended March 31, 2016. The increase in home sales revenues is primarily due to the 11.2% increase in the average selling price per home closed during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 offset by a 9.8% decrease in the number of homes closed during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The average selling price per home closed during the three months ended March 31, 2017 was $214,075 compared to the average selling price per home of $192,491 for the three months ended March 31, 2016. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.The decrease in the number of homes closed was primarily due to lower home closings in certain communities related to the timing of available land and direct construction inventory and lower backlog at the beginning of the period as compared to the three months ended March 31, 2016.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales decreased for the three months ended March 31, 2017 to $119.4 million, a decrease of $1.7 million, or 1.4%, from $121.1 million for the three months ended March 31, 2016. This decrease is primarily due to a 9.8% decrease in homes closed during the first three months of 2017 as compared to the first three months of 2016, offset by a 9.4% increase in the average cost of sales per house. The increase in average cost of sales per home is primarily due to changes in construction costs associated with product mix and lot costs. Gross margin for the three months ended March 31, 2017 was $43.5 million, an increase of $2.1 million, or 5.1%, from $41.4 million for the three months ended March 31, 2016. Gross margin as a percentage of home sales revenues was 26.7% for the three months ended March 31, 2017 and 25.5% for the three months ended March 31, 2016. This increase in gross margin as a percentage of home sales revenues is primarily due to a combination of leveraging our construction costs and lot costs with higher average home sales price for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Selling Expenses. Selling expenses for the three months ended March 31, 2017 were $16.1 million, an increase of $2.0 million, or 14.3%, from $14.1 million for the three months ended March 31, 2016. Sales commissions increased to $6.5 million for the three months ended March 31, 2017 from $6.4 million for the three months ended March 31, 2016, primarily due to a 0.3% increase in home sales revenue during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Selling expenses as a percentage of home sales revenues were 9.9% and 8.7% for the three months ended March 31, 2017 and 2016, respectively, and reflect an increase in advertising related expenses in new and existing markets.
General and Administrative. General and administrative expenses for the three months ended March 31, 2017 were $11.3 million, an increase of $1.3 million, or 13.2%, from $10.0 million for the three months ended March 31, 2016. The increase in general and administrative expenses is primarily due to additional general and administrative compensation costs associated with an increase of active communities during the first three months of 2017 as compared to the first three months of 2016. General and administrative expenses as a percentage of home sales revenues were 6.9% and 6.1% for the three months ended March 31, 2017 and 2016, respectively. The increase in general and administrative expenses as a percentage of home sales revenues reflects the increased costs realized from the lower number of homes closed during the first three months of 2017 as compared to the first three months of 2016.
Operating Income and Net Income. Operating income for the three months ended March 31, 2017 was $16.1 million, a decrease of $1.2 million, or 6.9%, from $17.3 million for the three months ended March 31, 2016. The decrease in operating income is primarily due to operating costs realized related to selling, general, and administrative expenses associated with new communities. Net income for the three months ended March 31, 2017, was $11.8 million, an increase of $0.1 million, or 0.7%, from $11.7 million for the three months ended March 31, 2016. The increase is primarily attributed to a 11.2% increase in average home sales price during the first three months of 2017 as compared to the first three months of 2016 and the income tax benefit of $0.6 million recognized in association with our stock compensation offset by a 9.8% decrease in the number of homes closed during the three months ended March 31, 2017 as compared to three months ended March 31, 2016.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Home sales revenues	$162,911	$162,463
Cost of sales	119,412	121,094
Gross margin	43,499	41,369
Capitalized interest charged to cost of sales	2,075	1,782
Purchase accounting adjustments (a)	35	170
Adjusted gross margin	$45,609	$43,321
Gross margin % (b)	26.7%	25.5%
Adjusted gross margin % (b)	28.0%	26.7%

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
As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Three Months Ended March 31,
	2017 (4)	2016
Net orders (1)	1,402	1,135
Cancellation rate (2)	18.9%	22.8%
Ending backlog – homes (3)	1,087	814
Ending backlog – value (3)	$253,764	$165,632

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that have met our preliminary financing criteria but have not yet closed. Ending backlog is valued at the contract amount.

(4)
Effective December 2016, we have entered into a Bulk Sales Agreement (“BSA”) to provide 156 homes to a third-party during 2017 and the first quarter of 2018. 92 associated units and values related to the BSA are not included in the table above.

Land Acquisition Policies and Development
We increased our active communities to 69 as of March 31, 2017 from 63 as of December 31, 2016. We also decreased our lot inventory to 29,249 owned or controlled lots as of March 31, 2017 from 29,460 owned or controlled lots as of December 31, 2016.
The table below shows (i) home closings by division for the three months ended March 31, 2017, and (ii) our owned or controlled lots by division as of March 31, 2017.

	Three Months Ended March 31, 2017	As of March 31, 2017
Division	Home Closings	Owned (1)	Controlled	Total
Texas	315	12,106	4,610	16,716
Southwest	132	2,298	602	2,900
Southeast	151	3,977	1,980	5,957
Florida	123	1,634	578	2,212
Northwest	40	777	369	1,146
Midwest	—	20	298	318
Total	761	20,812	8,437	29,249

(1)	Of the 20,812 owned lots as of March 31, 2017, 12,380 were raw/under development lots and 8,432 were finished lots (including homes in progress, information centers and completed homes).
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on our absorption pace as measured by home closings. As homes are closed, we start more homes to maintain our inventory levels. At March 31, 2017, we had a total of 864 completed homes, including information centers, and 1,369 homes in progress in inventory.

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
Liquidity and Capital Resources
Overview
As of March 31, 2017, we had $31.6 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may significantly exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of a business combination.
We generally rely on our ability to finance our operations by generating operating cash flows, borrowing under our revolving credit facility or the issuance and sale of shares of our common stock pursuant to our at the market (ATM) programs. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing financing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.
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
Revolving Credit Facility
As of March 31, 2017, the borrowing base under the A&R Credit Agreement was $400.0 million, of which $350.0 million was outstanding, $6.7 million represented letter of credit assurances, and the remaining $43.3 million was available to borrow. The revolving credit facility matures on May 27, 2019. Prior to each annual anniversary of the closing of the A&R Credit Agreement, we may request a one-year extension of the maturity date. The A&R Credit Agreement is guaranteed by each of our subsidiaries having gross assets equal to or greater than $500,000. Prior to the occurrence of a trigger event under the A&R Credit Agreement, the revolving credit facility is unsecured.
The A&R Credit Agreement requires us to maintain a tangible net worth of not less than $202.5 million plus (i) 75% of the net proceeds of any equity issuances and (ii) 50% of the amount of our net income in any fiscal quarter after the date of the A&R Credit Agreement, a leverage ratio of not greater than 67.5%, liquidity of at least $40.0 million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The A&R Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2017, we were in compliance with all of the covenants contained in the A&R Credit Agreement.

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
At March 31, 2017, the Convertible Notes are convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on March 31, 2017. As a result, the holders of the Convertible Notes may elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of April 1, 2017 through June 30, 2017 (inclusive). As of the date of the filing of this Quarterly Report on Form 10-Q, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $34.7 million as of March 31, 2017. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds or financial guarantees as of March 31, 2017 will be drawn upon.
Cash Flows
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Net cash used in operating activities during the three months ended March 31, 2017 was $47.2 million as compared to $10.5 million during the three months ended March 31, 2016. The $36.6 million increase in net cash used in operating activities was primarily attributable to cash outlays for the $41.4 million increase in the net change in real estate inventory year-over-year primarily related to our increased community count, additional homes under construction and land acquisitions, the $3.7 million decrease in accounts receivable, and the $2.9 million decrease in other assets, offset by a $9.0 million increase in accounts payable, accrued expenses and other liabilities and the $1.4 million increase in cash paid for pre-acquisition costs and deposits year-over-year. The increase in cash used in operating activities reflects our continued growth and, to a lesser extent, the timing of home sales and homebuilding activities.
Net cash used in investing activities was $0.2 million during the three months ended March 31, 2017 and 2016 and reflects the purchase of property and equipment.
Net cash provided by financing activities totaled $29.5 million during the three months ended March 31, 2017 as compared to $20.7 million during the three months ended March 31, 2016. The $8.7 million increase in net cash provided by financing activities in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 consists primarily of the $7.0 million increase in net borrowings under our revolving credit facility and the $1.4 million increase in net proceeds realized from the issuance and sale of shares of our common stock.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of March 31, 2017, we had $10.7 million of cash deposits pertaining to land option contracts and purchase contracts for 8,437 lots with an aggregate purchase price of $243.3 million. Approximately $3.4 million of the cash deposits as of March 31, 2017 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
There have been no material changes to our contractual obligations appearing in the Contractual Obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2017 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

•	a slowdown in the homebuilding industry;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	our ability to successfully extend our business model to building homes with higher price points, developing larger communities, multi-unit products, townhouses and sales of acreage home sites;

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	the occurrence of the specific conversion events that enable early conversion of our 4.25% Convertible Notes due 2019;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in land development and housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors;

•	our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business;

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•	the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

•	provide an attestation and report from our auditors on the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with certain new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”);

•	comply with certain new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise;

•	provide disclosures regarding executive compensation required of larger public companies; and

•	obtain stockholder approval of any golden parachute payments not previously approved.
We intend to continue to take advantage of all of these exemptions.
We will cease to be an emerging growth company when any of the following conditions apply:

•	we have $1.07 billion or more in annual revenues;

•	at least $700 million in market value of our common stock are held by non-affiliates;

•	we issue more than $1.0 billion of non-convertible debt over a three-year period; or

•	the last day of the fiscal year following the fifth anniversary of our initial public offering has passed.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 and certain inventory related obligations) and variable-rate debt (our $400.0 million revolving credit facility) as part of financing our operations. The conversion of our Convertible Notes can be settled using any combination of cash and shares of our common stock. We do not have the obligation to prepay the Convertible Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2017. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of March 31, 2017, we had $350.0 million of variable rate indebtedness outstanding under the A&R Credit Agreement. All of the outstanding borrowings under the A&R Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of March 31, 2017 was LIBOR plus 3.25%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $3.5 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LGI Homes, Inc.

Date:	May 9, 2017	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	May 9, 2017	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
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