Form 10-Q
period 2017-06-30
LGI Homes, Inc.
filed 2017-08-08
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

As of August 4, 2017, there were 21,615,519 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$27,300	$49,518
Accounts receivable	34,137	17,055
Real estate inventory	835,985	717,681
Pre-acquisition costs and deposits	13,444	10,651
Property and equipment, net	1,877	1,960
Other assets	6,453	5,631
Deferred tax assets, net	466	—
Goodwill	12,018	12,018
Total assets	$931,680	$814,514

LIABILITIES AND EQUITY
Accounts payable	$19,007	$12,277
Accrued expenses and other liabilities	63,366	46,389
Deferred tax liabilities, net	—	164
Notes payable	442,946	400,483
Total liabilities	525,319	459,313

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 22,615,519 shares issued and 21,615,519 shares outstanding as of June 30, 2017 and 22,311,310 shares issued and 21,311,310 shares outstanding as of December 31, 2016	226	223
Additional paid-in capital	215,524	208,346
Retained earnings	207,161	163,182
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	406,361	355,201
Total liabilities and equity	$931,680	$814,514

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Home sales revenues	$324,178	$222,723	$487,089	$385,186

Cost of sales	237,830	163,628	357,242	284,722
Selling expenses	24,193	17,867	40,300	31,958
General and administrative	13,680	10,488	24,945	20,440
Operating income	48,475	30,740	64,602	48,066
Other income, net	(167)	(668)	(882)	(1,171)
Net income before income taxes	48,642	31,408	65,484	49,237
Income tax provision	16,443	10,749	21,505	16,878
Net income	$32,199	$20,659	$43,979	$32,359
Earnings per share:
Basic	$1.49	$1.01	$2.05	$1.58
Diluted	$1.39	$0.96	$1.91	$1.54

Weighted average shares outstanding:
Basic	21,602,261	20,544,809	21,481,842	20,416,566
Diluted	23,242,589	21,487,013	23,032,648	21,017,188

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2016	22,311,310	$223	$208,346	$163,182	$(16,550)	$355,201
Net income	—	—	—	43,979	—	43,979
Issuance of shares, net of offering costs	154,900	2	4,759	—	—	4,761
Issuance of restricted stock units in settlement of accrued bonuses	—	—	167	—	—	167
Compensation expense for equity awards	—	—	1,580	—	—	1,580
Stock issued under employee incentive plans	149,219	1	672	—	—	673
BALANCE— June 30, 2017	22,615,429	$226	$215,524	$207,161	$(16,550)	$406,361

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$43,979	$32,359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	406	649
Excess tax benefits from stock based compensation	—	(24)
Compensation expense for equity awards	1,580	1,525
Deferred income taxes	(631)	(333)
Changes in assets and liabilities:
Accounts receivable	(17,082)	2,252
Real estate inventory	(116,654)	(76,622)
Pre-acquisition costs and deposits	(2,793)	(5,717)
Other assets	(822)	5,030
Accounts payable	6,730	(2,037)
Accrued expenses and other liabilities	17,625	8,453
Net cash used in operating activities	(67,662)	(34,465)
Cash flows from investing activities:
Purchases of property and equipment	(323)	(358)
Net cash used in investing activities	(323)	(358)
Cash flows from financing activities:
Proceeds from notes payable	60,000	67,000
Payments on notes payable	(15,000)	(37,000)
Loan issuance costs	(4,359)	(2,361)
Proceeds from sale of stock, net of offering expenses	5,503	19,804
Payment for offering costs	(69)	(105)
Payment for earnout obligation	(308)	(441)
Excess tax benefits from equity awards	—	24
Net cash provided by financing activities	45,767	46,921
Net increase (decrease) in cash and cash equivalents	(22,218)	12,098
Cash and cash equivalents, beginning of period	49,518	37,568
Cash and cash equivalents, end of period	$27,300	$49,666

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our”), is engaged in the development of communities and the design, construction, marketing and sale of new homes. At June 30, 2017, we had operations in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota and Oklahoma.
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
The accompanying unaudited financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recently Adopted Accounting Standards
Effective January 1, 2017, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which includes multiple amendments intended to simplify aspects of share-based payment accounting and how they are presented in the financial statements. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of $0.1 million and $0.8 million in income tax expense, rather than in additional paid-in capital, for the three and six months ended June 30, 2017, respectively.
In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. We have elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, resulting in an increase to operating cash flow of $0.8 million for the six months ended June 30, 2017.
In recording share-based compensation expense, ASU 2016-09 allows companies to make a policy election as to whether they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur. We have elected to continue to account for forfeitures as they occur, as forfeitures have historically been immaterial.
ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of 48,557 and 53,848 shares for the three and six months ended June 30, 2017, respectively.

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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses specific classification issues and is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. ASU 2016-15 will be effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.
We initiated our assessment of ASU 2014-09 during the second half of 2016 and developed a comprehensive project plan that includes an implementation work team. The project plan includes analyzing the impact of the adoption of ASU 2014-09 on our various revenue streams, comparing our historical accounting policies and practices to the requirements of ASU 2014-09, and identifying potential differences resulting from the application of requirements of ASU 2014-09 to our contracts. The implementation work team reports progress of the project plan to senior management on a frequent basis and the Audit Committee of our Board of Directors on a quarterly basis.  We are in the process of identifying and implementing appropriate changes to our business processes, systems and controls to support revenue recognition and disclosures required under ASU 2014-09.
ASU 2014-09 and related FASB updates are effective for us beginning January 1, 2018 and, at that time, we expect to adopt ASU 2014-09 under the modified retrospective approach.
We will continue our ongoing internal evaluation of new transactions and contracts as well as any related ASUs. As of June 30, 2017, we are evaluating the expected impacts of adopting ASU 2014-09 and anticipate that the adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements and disclosures.
2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Land, land under development, and finished lots	$466,526	$477,461
Information centers	17,441	13,589
Homes in progress	228,170	94,686
Completed homes	123,848	131,945
Total real estate inventory	$835,985	$717,681
Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case the affected inventory is written down to fair value.

Land, development, and other project costs, including interest and property taxes incurred during development and home construction and net of expected reimbursements of development costs, are capitalized to real estate inventory. Land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate. The costs of lots are transferred to homes in progress when home construction begins. Home construction costs and related carrying charges are allocated to the cost of individual homes using the specific identification method. Costs that are not specifically identifiable to a home are allocated on a pro rata basis using either the lot size or relative sales value. Inventory costs for completed homes are expensed to cost of sales as homes are closed. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining unsold lots and homes in the community on a pro rata basis.
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
3.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Inventory related obligations	$16,179	$16,352
Taxes payable	12,465	5,040
Retentions and development payable	14,079	8,506
Accrued compensation, bonuses and benefits	8,872	7,800
Accrued interest	1,988	1,645
Warranty reserve	1,850	1,600
Other	7,933	5,446
Total accrued expenses and other liabilities	$63,366	$46,389
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
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a 10-year limited warranty for major defects in structural elements such as framing components and foundation systems.
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Warranty reserves, beginning of period	$1,650	$1,325	$1,600	$1,325
Warranty provision	847	947	1,199	1,456
Warranty expenditures	(647)	(897)	(949)	(1,406)
Warranty reserves, end of period	$1,850	$1,375	$1,850	$1,375

4.     NOTES PAYABLE
Revolving Credit Agreement
In May 2016, we entered into an Amended and Restated Credit Agreement (the “2016 Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The 2016 Credit Agreement provided for a revolving credit facility up to $400.0 million. On May 25, 2017, we entered into that certain Second Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement has substantially similar terms and provisions as the 2016 Credit Agreement but provides for a $600.0 million revolving credit facility, which could be increased by our request up to $650.0 million, subject to the terms and conditions of the Credit Agreement.
The Credit Agreement matures on May 31, 2020. Prior to each annual anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. Prior to the occurrence of a trigger event under the Credit Agreement, the revolving credit facility is unsecured. As of June 30, 2017, the borrowing base under the Credit Agreement was $530.8 million, of which $370.0 million was outstanding, $6.9 million represented letter of credit assurances, and $153.9 million was available to borrow.
Interest is paid monthly on borrowings under the Credit Agreement at the London Interbank Offered Rate (“LIBOR”) plus 3.15%. The Credit Agreement applicable margin for LIBOR loans ranges from 3.00% to 3.50% based on our leverage ratio. At June 30, 2017, LIBOR was 1.17%.
The Credit Agreement contains various financial covenants, including a tangible net worth ratio, a leverage ratio, a minimum liquidity amount, and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2017, we were in compliance with all of the covenants contained in the Credit Agreement.
Convertible Notes
We issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) in November 2014. The Convertible Notes mature on November 15, 2019. Interest on the Convertible Notes is payable semiannually in May and November at a rate of 4.25%. Prior to May 15, 2019, the Convertible Notes are convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019, the holders of the Convertible Notes can convert their Convertible Notes at any time at their option.
Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. It is our intent and belief that we have the ability to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
At June 30, 2017, the Convertible Notes are convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on June 30, 2017. As a result, the holders of the Convertible Notes may elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes, during the conversion period of July 1, 2017 through September 30, 2017 (inclusive). As of the date of the filing of this Quarterly Report on Form 10-Q, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.
When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds were recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million were recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity.

Notes payable consist of the following (in thousands):

	June 30, 2017	December 31, 2016

Notes payable under the Credit Agreement ($600.0 million revolving credit facility at June 30, 2017) maturing on May 31, 2020; interest paid monthly at LIBOR plus 3.15%; net of approximately $6.4 million of debt issuance costs at June 30, 2017 and $2.7 million at December 31, 2016	$363,606	$322,253
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $1.3 million and $1.6 million at June 30, 2017 and December 31, 2016, respectively; and approximately $4.4 million and $5.2 million in unamortized discount at June 30, 2017 and December 31, 2016, respectively	79,340	78,230
Total notes payable	$442,946	$400,483
Capitalized Interest
Interest activity, including debt issuance costs and accretion of discount, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest incurred	$6,028	$4,604	$11,102	$8,952
Less: Amounts capitalized	(6,028)	(4,604)	(11,102)	(8,952)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$5,752	$4,431	$8,911	$6,693
Included in interest incurred was amortization of debt issuance costs for notes payable and amortization of Convertible Notes discount of $1.0 million for each of the three months ended June 30, 2017 and 2016, and $1.8 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively.
5.     INCOME TAXES
We file U.S. federal and state income tax returns. As of June 30, 2017, we have no unrecognized tax benefits. We are no longer subject to exam for years before 2013 (2012 for Texas).
For the six months ended June 30, 2017, our effective tax rate of 32.8% is lower than the statutory rate primarily as a result of a decrease in the rate for the federal Domestic Production Activity Deduction and the deductions in excess of compensation cost (“windfalls”) for share-based payments, offset by an increase in rate for state income taxes, net of the federal benefit.
Income taxes paid were $14.7 million and $7.7 million for the three months ended June 30, 2017 and 2016, respectively. Income taxes paid were $14.7 million and $12.9 million for the six months ended June 30, 2017 and 2016, respectively.
6.     EQUITY
Shelf Registration Statement and ATM Offering Programs
We have an effective shelf registration statement on Form S-3 (the “Registration Statement”), to offer and sell from time to time various securities with a maximum offering price of $300.0 million. As of June 30, 2017, we have an at-the-market common stock offering program (the “2016 ATM Program”) under the Registration Statement, which enables us to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million in accordance with the terms and provisions of the Equity Distribution Agreement, dated September 7, 2016, between us and the sales agents named therein. During the three months ended June 30, 2017, we issued and sold 4,990 shares of our common stock under the 2016 ATM Program and received net proceeds of approximately $0.2 million. During the six months ended June 30, 2017, we issued and sold 154,900 shares of our common stock under the 2016 ATM Program and received net proceeds of approximately $4.8 million. At June 30, 2017, we have the ability to sell up to $10.9 million aggregate offering price of additional shares of our common stock under the 2016 ATM Program.

In June 2016, we concluded our prior $30.0 million at-the-market common stock offering program (the “2015 ATM Program”). During the six months ended June 30, 2016, we issued and sold 743,554 shares of our common stock under the 2015 ATM Program and received net proceeds of approximately $19.8 million.
7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator (in thousands):
Numerator for basic and dilutive earnings per share	$32,199	$20,659	$43,979	$32,359
Denominator:
Basic weighted average shares outstanding	21,602,261	20,544,809	21,481,842	20,416,566
Effect of dilutive securities:
Convertible Notes - treasury stock method	1,417,163	882,569	1,296,413	556,654
Stock-based compensation units	223,165	59,635	254,393	43,968
Diluted weighted average shares outstanding	23,242,589	21,487,013	23,032,648	21,017,188

Basic earnings per share	$1.49	$1.01	$2.05	$1.58
Diluted earnings per share	$1.39	$0.96	$1.91	$1.54
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	3,758	2,375	23,089	7,282
In accordance with Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the treasury stock method, since we have the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. Under the treasury stock method, the Convertible Notes have a dilutive impact on diluted earnings per share to the extent that the average market price of our common stock for a reporting period exceeds the conversion price of $21.52 per share.
During the three and six months ended June 30, 2017 and 2016, the average market price of our common stock exceeded the conversion price of $21.52 per share. Included in the calculation of diluted earnings per share was the effect of approximately 1.4 million and 0.9 million shares of our common stock related to the conversion spread of the Convertible Notes for the three months ended June 30, 2017 and 2016, respectively, and 1.3 million and 0.6 million shares of our common stock for the six months ended June 30, 2017 and 2016, respectively.
Effective January 1, 2017, we adopted ASU No. 2016-09, which requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of 48,557 and 53,848 shares for the three and six months ended June 30, 2017, respectively.

8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Six Months Ended June 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	133,853	$20.13	107,814	$16.48
Granted	65,869	$31.96	49,145	$22.18
Vested	(11,269)	$15.32	(9,305)	$14.78
Forfeited	(6,419)	$20.28	(1,731)	$16.24
Ending balance	182,034	$24.70	145,923	$18.51
During the six months ended June 30, 2017, we issued 27,764 RSUs to senior management for the time based portion of our 2017 long-term incentive compensation program, 18,366 RSUs for 2016 bonuses to managers under our Annual Bonus Plan, and 19,739 RSUs to other employees. Generally, the RSUs granted cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock.
We recognized $0.3 million and $0.2 million of stock-based compensation expense related to outstanding RSU grants for the three months ended June 30, 2017 and 2016, respectively. We recognized $0.6 million and $0.4 million of stock-based compensation expense related to outstanding RSU grants for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, we had unrecognized compensation cost of $3.0 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.3 years.
Performance Based Restricted Stock Units
The Compensation Committee of our Board of Directors has granted awards of Performance-Based RSUs (“PSUs”) under the LGI Homes, Inc. 2013 Equity Incentive Plan to certain members of senior management based on the three-year performance cycles. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year periods. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The terms of the PSUs provide that the payouts will be capped at 100% of the target number of PSUs granted if absolute total shareholder return is negative during the performance period, regardless of EPS performance. The PSUs contain a market condition for amounts recorded above target and require compensation expense based on a derived grant date fair value and are expensed over the applicable period. We engaged a third party to perform a valuation analysis on the PSUs by period of grant and our associated expense with PSUs is based on the derived fair value from that analysis. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs can only be settled in shares of our common stock.
The following table summarizes the activity of our PSUs:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2016	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at June 30, 2017	Weighted Average Grant Date Fair Value
2014	2014 - 2016	59,980	—	(59,980)	—	—	$17.09
2015	2015 - 2017	120,971	—	—	—	120,971	$13.34
2016	2016 - 2018	87,605	—	—	—	87,605	$21.79
2017	2017 - 2019	—	111,035	—	—	111,035	$31.64
Total		268,556	111,035	(59,980)	—	319,611

At June 30, 2017, management estimates that the recipients will receive approximately 200%, 200%, and 100% of the 2015, 2016 and 2017 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.1 million and $0.5 million of total stock-based compensation expense related to outstanding PSUs for the three months ended June 30, 2017 and 2016, respectively. We recognized $1.9 million and $1.1 million of total stock-based compensation expense related to outstanding PSUs for the six months ended June 30, 2017 and 2016, respectively. PSUs granted in 2014 vested on March 15, 2017 at 200% of the target amount, 119,960 shares of our common stock were issued upon such vesting. At June 30, 2017, based on the target amount we had unrecognized compensation cost of $5.4 million related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.3 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximate their carrying amounts due to the short term nature of these instruments. As of June 30, 2017, the revolving credit facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Convertible Notes listed below, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar convertible notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at June 30, 2017 and December 31, 2016 (in thousands):

		June 30, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible Notes	Level 2	$79,340	$82,276	$78,230	$79,514
10.    RELATED PARTY TRANSACTIONS
Magnolia Reserve
We have an option contract to purchase 106 finished lots in Montgomery County, Texas, from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots are being purchased in takedowns of at least 21 lots during successive six month periods, subject to 5% annual price escalation and certain price protection terms. During the three and six months ended June 30, 2017, we purchased 21 lots under this option contract for $1.7 million. During the three months ended June 30, 2016, the first closing of 21 lots occurred with a purchase price of $1.6 million and was not subject to the 5% annual price escalation. As of June 30, 2017, we have 43 finished lots remaining under the option contract, to be purchased in takedowns of at least 21 lots during each six-month period, for a total base purchase price of approximately $3.5 million. We have a $100,000 non-refundable deposit at June 30, 2017 related to this option contract.

Consulting Fees
We had a three-year consulting agreement with a family member of our chief executive officer for $100,000 per year payable on a monthly basis which was terminated in June 2016 by mutual agreement of the parties. Consulting fees were $58,333 and $83,333 for the three and six months ended June 30, 2016.
Home Sales to Affiliates
During the three months ended June 30, 2017, we had no home closings to affiliates. During the six months ended June 30, 2017, we closed on three homes to an affiliate of one of our directors for approximately $0.7 million. We had no home closings to affiliates during the three and six months ended June 30, 2016.
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
Land Deposits
We have land option and purchase contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. Amounts paid for land options and deposits on land purchase contracts are capitalized and classified as deposits to purchase. Upon acquisition of the land, these deposits are applied to the acquisition price of the land and recorded as a cost component of the land in real estate inventory. To the extent that any deposits are nonrefundable and the associated land acquisition process is terminated or no longer determined probable, the deposit and related pre-acquisition costs are charged to general and administrative expense. Management reviews the likelihood of the acquisition of contracted lots in conjunction with its periodic real estate impairment analysis.
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses, if they occur. Non-refundable lot option and land purchase deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In most instances, we will also expend funds for due diligence, development, and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land purchase or option contract with an entity and make a nonrefundable deposit, we may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of June 30, 2017 and December 31, 2016, we determined we were not the primary beneficiary for any VIEs associated with non-refundable land deposit and option contracts.
The table below presents a summary of our lots under option or purchase contract (in thousands, except for lot count):

	June 30, 2017	December 31, 2016
Land deposits and option payments	$12,619	$9,954
Commitments under the land options and purchase contracts if the purchases are consummated	$329,235	$234,198
Lots under land options and purchase contracts	12,540	8,462
As of June 30, 2017, approximately $3.4 million of the land deposits are secured by mortgages or guaranteed by the seller or its affiliates.

Bonding, Letters of Credit and Financial Guarantees
We are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. We have outstanding letters of credit, performance and surety bonds and financial guarantees totaling $32.9 million and $29.8 million at June 30, 2017 and December 31, 2016, respectively, related to our obligations for site improvements at various projects of which $6.9 million and $6.3 million, respectively, were issued under our revolving credit facility. Management does not believe that draws upon the letters of credit, performance and surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business which is organized and reports by division. We have six operating segments at June 30, 2017: our Central, Southwest, Southeast, Florida, Northwest and Midwest divisions. Our Central division is our largest division and it comprised approximately 42% and 51% of total home sales revenues for the six months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017, we expanded our division previously known as the Texas division by acquiring land in Oklahoma to form our Central division. As of June 30, 2017, Oklahoma had start-up activities and no revenues. Revenues for our Central division consist of home closings in Texas for the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, the Midwest division had start-up activities and no revenues.
In accordance with ASC Topic 280, Segment Reporting (“ASC Topic 280”), operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM primarily evaluates performance based on the number of homes closed, gross margin, and net income.
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
Business Overview
We are engaged in the design, construction, marketing, and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, and Oklahoma. The markets where we have active communities at June 30, 2017, include Houston, Dallas/Fort Worth, Austin, San Antonio, Phoenix, Tucson, Tampa, Orlando, Fort Myers, Jacksonville, Atlanta, Albuquerque, Charlotte, Raleigh, Nashville, Denver, Colorado Springs, Portland, and Seattle.
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 18,000 homes. During the six months ended June 30, 2017, we had 2,272 home closings, compared to 1,972 home closings during the six months ended June 30, 2016.
We sell homes under the LGI Homes and Terrata Homes brands. Our 71 active communities at June 30, 2017 included seven Terrata Homes communities.
Recent Developments
During the three months ended June 30, 2017, we expanded our division previously known as the Texas division by acquiring land in Oklahoma to form our Central division.
On May 25, 2017, we entered into that certain Second Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement has substantially similar terms and provisions to the 2016 Credit Agreement but provides for a $600.0 million revolving credit facility, which could be increased at our request up to $650.0 million, subject to the terms and conditions of the Credit Agreement.
During the three months ended June 30, 2017, we closed 65 homes for approximately $14.0 million under wholesale agreements, primarily through a bulk sales agreement entered into in December 2016.
Key Results
Key financial results as of and for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, were as follows:

•	Home sales revenues increased 45.6% to $324.2 million from $222.7 million.

•	Homes closed increased 34.0% to 1,511 homes from 1,128 homes.

•	Average sales price of our homes increased 8.7% to $214,545 from $197,450.

•	Gross margin as a percentage of home sales revenues increased to 26.6% from 26.5%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 28.0% from 27.8%.

•	Net income before income taxes increased 54.9% to $48.6 million from $31.4 million.
Total owned and controlled lots increased to 32,689 lots at June 30, 2017 from 29,249 lots at March 31, 2017. For a reconciliation of adjusted gross margin (a non-GAAP measure) to gross margin, the most directly comparable GAAP measure, please see “—Non-GAAP Measures.”
Key financial results as of and for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, were as follows:

•	Home sales revenues increased 26.5% to $487.1 million from $385.2 million.

•	Homes closed increased 15.2% to 2,272 homes from 1,972 homes.

•	Average sales price of our homes increased 9.8% to $214,388 from $195,328.

•	Gross margin as a percentage of home sales revenues increased to 26.7% from 26.1%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 28.0% from 27.3%.

•	Net income before income taxes increased 33.0% to $65.5 million from $49.2 million.
Total owned and controlled lots increased to 32,689 lots at June 30, 2017 from 29,460 lots at December 31, 2016. For a reconciliation of adjusted gross margin (a non-GAAP measure) to gross margin, the most directly comparable GAAP measure, please see “—Non-GAAP Measures.”
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$324,178	$222,723	$487,089	$385,186
Expenses:
Cost of sales	237,830	163,628	357,242	284,722
Selling expenses	24,193	17,867	40,300	31,958
General and administrative	13,680	10,488	24,945	20,440
Operating income	48,475	30,740	64,602	48,066
Other income, net	(167)	(668)	(882)	(1,171)
Net income before income taxes	48,642	31,408	65,484	49,237
Income tax provision	16,443	10,749	21,505	16,878
Net income	$32,199	$20,659	$43,979	$32,359
Basic earnings per share	$1.49	$1.01	$2.05	$1.58
Diluted earnings per share	$1.39	$0.96	$1.91	$1.54
Other Financial and Operating Data:
Active communities at end of period	71	56	71	56
Home closings	1,511	1,128	2,272	1,972
Average sales price of homes closed	$214,545	$197,450	$214,388	$195,328
Gross margin (1)	$86,348	$59,095	$129,847	$100,464
Gross margin % (2)	26.6%	26.5%	26.7%	26.1%
Adjusted gross margin (3)	$90,823	$61,975	$136,432	$105,296
Adjusted gross margin % (2)(3)	28.0%	27.8%	28.0%	27.3%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Homes Sales. Our home sales revenues and closings by division for the three months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2017		2016
	Revenues	Closings	Revenues	Closings
Central	$139,762	679	$115,121	585
Southwest	63,258	248	42,960	192
Southeast	51,487	275	31,147	181
Florida	48,974	245	30,446	159
Northwest	20,697	64	3,049	11
Total home sales	$324,178	1,511	$222,723	1,128
Home sales revenues for the three months ended June 30, 2017 were $324.2 million, an increase of $101.5 million, or 45.6%, from $222.7 million for the three months ended June 30, 2016. The increase in home sales revenues is primarily due to a 34.0% increase in homes closed and an increase in the average selling price per home during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in home closings was largely due to the increase in the number of active communities in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The average selling price per home closed during the three months ended June 30, 2017 was $214,545, an increase of $17,095, or 8.7%, from the average selling price per home of $197,450 for the three months ended June 30, 2016. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended June 30, 2017 to $237.8 million, an increase of $74.2 million, or 45.3%, from $163.6 million for the three months ended June 30, 2016. This increase is primarily due to a 34.0% increase in homes closed during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, and, to a lesser degree, product mix. Gross margin for the three months ended June 30, 2017 was $86.3 million, an increase of $27.3 million, or 46.1%, from $59.1 million for the three months ended June 30, 2016. Gross margin as a percentage of home sales revenues was 26.6% for the three months ended June 30, 2017 and 26.5% for the three months ended June 30, 2016. This increase in gross margin as a percentage of home sales revenues is primarily due to a combination of higher average home sales prices and construction costs, and to a lesser extent a one-time reimbursement of costs associated with community development.
Selling Expenses. Selling expenses for the three months ended June 30, 2017 were $24.2 million, an increase of $6.3 million, or 35.4%, from $17.9 million for the three months ended June 30, 2016. Sales commissions increased to $12.6 million for the three months ended June 30, 2017 from $9.3 million for the three months ended June 30, 2016, primarily due to a 45.6% increase in home sales revenue during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Selling expenses as a percentage of home sales revenues were 7.5% and 8.0% for the three months ended June 30, 2017 and 2016, respectively, and reflect operating leverage realized related to advertising costs.
General and Administrative. General and administrative expenses for the three months ended June 30, 2017 were $13.7 million, an increase of $3.2 million, or 30.4%, from $10.5 million for the three months ended June 30, 2016. The increase in general and administrative expenses is primarily due to the higher number of home closings and active communities during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. General and administrative expenses as a percentage of home sales revenues were 4.2% and 4.7% for the three months ended June 30, 2017 and 2016, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Operating Income and Net Income. Operating income for the three months ended June 30, 2017 was $48.5 million, an increase of $17.7 million, or 57.7%, from $30.7 million for the three months ended June 30, 2016. Net income for the three months ended June 30, 2017 was $32.2 million, an increase of $11.5 million, or 55.9%, from $20.7 million for the three months ended June 30, 2016. The increases are primarily attributed to a 34.0% increase in homes closed, the increase in average home sales price during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, and operating leverage realized related to selling, general, and administrative expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Homes Sales. Our home sales revenues and closings by division for the six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2017		2016
	Revenues	Closings	Revenues	Closings
Central	$204,680	994	$195,564	995
Southwest	96,384	380	76,883	358
Southeast	79,334	426	59,061	341
Florida	73,174	368	50,629	267
Northwest	33,517	104	3,049	11
Total home sales	$487,089	2,272	$385,186	1,972
Home sales revenues for the six months ended June 30, 2017 were $487.1 million, an increase of $101.9 million, or 26.5%, from $385.2 million for the six months ended June 30, 2016. The increase in home sales revenues is primarily due to a 15.2% increase in homes closed and a 9.8% increase in the average selling price per home closed during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in home closings was largely due to the increase in the number of active communities in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The average selling price per home closed during the six months ended June 30, 2017 was $214,388, compared to the average selling price per home of $195,328 for the six months ended June 30, 2016. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the six months ended June 30, 2017 to $357.2 million, an increase of $72.5 million, or 25.5%, from $284.7 million for the six months ended June 30, 2016. This increase is primarily due to a 15.2% increase in homes closed during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, and to a lesser degree, product mix. The increase in average cost of sales per home is primarily due to changes in construction costs associated with product mix and lot costs. Gross margin for the six months ended June 30, 2017 was $129.8 million, an increase of $29.4 million, or 29.2%, from $100.5 million for the six months ended June 30, 2016. Gross margin as a percentage of home sales revenues was 26.7% for the six months ended June 30, 2017 and 26.1% for the six months ended June 30, 2016. This increase in gross margin as a percentage of home sales revenues is primarily due to a combination of leveraging our construction costs and lot costs with higher average home sales price for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Selling Expenses. Selling expenses for the six months ended June 30, 2017 were $40.3 million, an increase of $8.3 million, or 26.1%, from $32.0 million for the six months ended June 30, 2016. Sales commissions increased to $19.1 million for the six months ended June 30, 2017 from $15.7 million for the six months ended June 30, 2016, primarily due to a 26.5% increase in home sales revenue during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Selling expenses as a percentage of home sales revenues were 8.3% for both six month periods ended June 30, 2017 and 2016.
General and Administrative. General and administrative expenses for the six months ended June 30, 2017 were $24.9 million, an increase of $4.5 million, or 22.0%, from $20.4 million for the six months ended June 30, 2016. The increase in general and administrative expenses is primarily due to additional general and administrative compensation costs associated with an increase of active communities during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. General and administrative expenses as a percentage of home sales revenues were 5.1% and 5.3% for the six months ended June 30, 2017 and 2016, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects the recognition of lower stock compensation associated with our PSUs.
Operating Income and Net Income. Operating income for the six months ended June 30, 2017 was $64.6 million, an increase of $16.5 million, or 34.4%, from $48.1 million for the six months ended June 30, 2016. The increase in operating income is primarily attributed to a 15.2% increase in homes closed, the increase in average home sales price, and operating leverage realized related to general and administrative expenses. Net income for the six months ended June 30, 2017 was $44.0 million, an increase of $11.6 million, or 35.9%, from $32.4 million for the six months ended June 30, 2016. The increase is primarily attributed to a 9.8% increase in average home sales price during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 and the income tax benefit of $0.8 million recognized in relation to our stock compensation.

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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Home sales revenues	$324,178	$222,723	$487,089	$385,186
Cost of sales	237,830	163,628	357,242	284,722
Gross margin	86,348	59,095	129,847	100,464
Capitalized interest charged to cost of sales	4,338	2,669	6,413	4,451
Purchase accounting adjustments (a)	137	211	172	381
Adjusted gross margin	$90,823	$61,975	$136,432	$105,296
Gross margin % (b)	26.6%	26.5%	26.7%	26.1%
Adjusted gross margin % (b)	28.0%	27.8%	28.0%	27.3%

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
Our “backlog” consists of homes that are under purchase contracts, each of which have been signed by a homebuyer who has met the preliminary criteria to obtain mortgage financing, but have not yet closed. Since our business model is generally based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are currently under construction or complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations, the number of our active communities, and the timing of home closings. Homes in backlog are generally closed within one to two months, although we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog, and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and, in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.

As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Six Months Ended June 30,
	2017 (4)	2016
Net orders (1)	3,371	2,336
Cancellation rate (2)	21.3%	22.2%
Ending backlog – homes (3)	1,545	887
Ending backlog – value (3)	$352,543	$187,556

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under purchase contracts, each of which have been signed by a homebuyer who has met our preliminary financing criteria, but have not yet closed. Ending backlog is valued at the contract amount.

(4)	59 units and values related to a bulk sales agreement are not included in the table above.
Land Acquisition Policies and Development
We increased our active communities to 71, as of June 30, 2017, from 63, as of December 31, 2016. We also increased our lot inventory to 32,689 owned or controlled lots, as of June 30, 2017, from 29,460 owned or controlled lots as of December 31, 2016.
The table below shows (i) home closings by division for the six months ended June 30, 2017, and (ii) our owned or controlled lots by division as of June 30, 2017.

	Six Months Ended June 30, 2017	As of June 30, 2017
Division	Home Closings	Owned (1)	Controlled	Total
Central	994	11,725	6,596	18,321
Southwest	380	2,070	356	2,426
Southeast	426	3,774	3,833	7,607
Florida	368	1,797	946	2,743
Northwest	104	713	561	1,274
Midwest	—	70	248	318
Total	2,272	20,149	12,540	32,689

(1)	Of the 20,149 owned lots as of June 30, 2017, 11,818 were raw/under development lots and 8,331 were finished lots (including homes in progress, information centers and completed homes).
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on our absorption pace, which is measured by home closings. As homes are closed, we start more homes to maintain our inventory levels. At June 30, 2017, we had a total of 832 completed homes, including information centers, and 2,211 homes in progress in inventory.

Raw Materials
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. In addition, the majority of our raw materials are supplied to us by our subcontractors, and are included in the price of our contract with such contractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Substantially all of our construction work is done by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in commodities and lumber.
Seasonality
In all of our regions, we have historically experienced similar variability in our results of operations and in capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in each of our second, third and fourth quarters each year than in our first quarter each year. Thus, our home sales revenue may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. Our revenue and capital requirements are generally similar across our second, third and fourth quarters.
As a result of seasonal activity, our quarterly results of operation and financial position at the end of a particular quarter, especially the first quarter, are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue in the long term.
Liquidity and Capital Resources
Overview
As of June 30, 2017, we had $27.3 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until the sale of a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may significantly exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness, and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction, or other assets as part of a business combination.
We generally rely on our ability to finance our operations by generating operating cash flows, borrowing under our revolving credit facility, or the issuance and sale of shares of our common stock pursuant to our at the market (ATM) programs. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing financing strategy. We also rely on our ability to obtain performance, payment, and completion surety bonds, as well as letters of credit to finance our projects.
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
Revolving Credit Facility
As of June 30, 2017, the borrowing base under the Credit Agreement was $530.8 million, of which $370.0 million was outstanding, $6.9 million represented letter of credit assurances, and the remaining $153.9 million was available to borrow. The revolving credit facility matures on May 31, 2020. Prior to each annual anniversary of the closing of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $500,000. Prior to the occurrence of a trigger event under the Credit Agreement, the revolving credit facility is unsecured.
The Credit Agreement requires us to maintain a tangible net worth of not less than $300.0 million plus (i) 75% of the net proceeds of any equity issuances and (ii) 50% of the amount of our net income in any fiscal quarter after the date of the Credit Agreement, a leverage ratio of not greater than 60.0%, liquidity of at least $50.0, million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2017, we were in compliance with all of the covenants contained in the Credit Agreement.

Convertible Notes
In November 2014, we issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”). The Convertible Notes mature on November 15, 2019 and bear interest at a rate of 4.25%, payable semiannually in May and November. Prior to May 15, 2019, the Convertible Notes will be convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019, the holders of the Convertible Notes can convert their Convertible Notes at any time at their option.
Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. It is our intent and belief that we have the ability to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
At June 30, 2017, the Convertible Notes are convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on June 30, 2017. As a result, the holders of the Convertible Notes may elect to convert some or all of their Convertible Notes, in accordance with the terms and provisions of the indenture governing the Convertible Notes, during the conversion period of July 1, 2017 through September 30, 2017 (inclusive). As of the date of the filing of this Quarterly Report on Form 10-Q, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.
Letters of Credit, Surety Bonds and Financial Guarantees
We are often required to provide letters of credit and surety bonds to secure our performance under construction contracts, development agreements, and other arrangements. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit.
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $32.9 million as of June 30, 2017. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any letters of credit, surety bonds, or financial guarantees outstanding as of June 30, 2017 will be drawn upon.
Cash Flows
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net cash used in operating activities during the six months ended June 30, 2017 was $67.7 million as compared to $34.5 million during the six months ended June 30, 2016. The $33.2 million increase in net cash used in operating activities was primarily attributable to cash outlays for the $40.0 million increase in the net change in real estate inventory year-over-year, which was primarily related to our increased community count, additional homes under construction and land acquisitions, the $19.3 million decrease in accounts receivable, and the $5.9 million net decrease in other assets, offset by a $17.9 million increase in accounts payable, accrued expenses, and other liabilities and the $2.9 million increase in cash paid for pre-acquisition costs and deposits year-over-year. The increase in cash used in operating activities reflects our continued growth and, to a lesser extent, the timing of home sales and homebuilding activities.
Net cash used in investing activities was $0.3 million and $0.4 million during the six months ended June 30, 2017 and 2016, respectively, and reflects the purchase of property and equipment.
Net cash provided by financing activities totaled $45.8 million during the six months ended June 30, 2017, as compared to $46.9 million during the six months ended June 30, 2016. The $1.2 million decrease in net cash provided by financing activities in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 consists primarily of the $15.0 million increase in net borrowings under our revolving credit facility, offset by the $14.3 million decrease in net proceeds realized from the issuance and sale of shares of our common stock and $2.0 million increase in loan issuance costs associated with the Credit Agreement.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option and purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us to manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both option contracts and purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of June 30, 2017, we had $12.6 million of cash deposits pertaining to land option and purchase contracts for 12,540 lots with an aggregate purchase price of $329.2 million. Approximately $3.4 million of the cash deposits as of June 30, 2017 are secured by third-party guarantees or indemnity mortgages on the related property.
Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into contracts at acceptable terms, which may include option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing conditions, and local market dynamics. Option contracts may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain markets.
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers.
Contractual Obligations
There have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2017 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Cautionary Statement about Forward-Looking Statements
From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” or other similar words.
We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions, and projections about future events may, and often do, vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.
The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
adverse economic changes either nationally or in the markets in which we operate, including, among other things, increases in unemployment, volatility of mortgage interest rates and inflation, and decreases in housing prices;

•	a slowdown in the homebuilding industry;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	our ability to successfully extend our business model to building homes with higher price points, developing larger communities, multi-unit products, townhouses, and sales of acreage home sites;

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire, and our ability to acquire such land, on favorable terms or at all;

•	availability, terms, and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	the occurrence of the specific conversion events that enable early conversion of our 4.25% Convertible Notes due 2019;

•	decline in the market value of our land portfolio;

•	continued or increased disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land, or raw materials used in land development and housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	future litigation, arbitration, or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors;

•	our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown similar to the one that occurred in October 2013;

•	other risks and uncertainties inherent in our business;

•	other factors we discuss under the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.

Implications of Being an Emerging Growth Company
We currently are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we are an emerging growth company, unlike other public companies, we will not be required to:

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
We intend to continue to take advantage of all of these exemptions while we are an emerging growth company.
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
We will cease to be an emerging growth company on December 31, 2017 when we will become a “large accelerated filer” (as defined in the relevant Securities and Exchange Commission’s rules).
ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margin, and net income. We do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes.
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 and certain inventory related obligations) and variable-rate debt (our $530.8 million revolving credit facility) as part of financing our operations. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. We do not have the obligation to prepay the Convertible Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2017. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of June 30, 2017, we had $370.0 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of June 30, 2017 was LIBOR plus 3.15%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest expense by approximately $3.7 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations, or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of controls.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LGI Homes, Inc.

Date:	August 8, 2017	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	August 8, 2017	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
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
10.1**
Second Amended and Restated Credit Agreement, dated as of May 25, 2017, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, as sole Lead Arranger and sole Bookrunner, and Fifth Third Bank, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-36126) filed with the Securities and Exchange Commission on May 26, 2017).

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