Form 10-Q
period 2017-09-30
LGI Homes, Inc.
filed 2017-11-07
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

As of November 3, 2017, there were 21,737,859 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$47,968	$49,518
Accounts receivable	32,716	17,055
Real estate inventory	902,568	717,681
Pre-acquisition costs and deposits	14,159	10,651
Property and equipment, net	1,862	1,960
Other assets	9,452	5,631
Deferred tax assets, net	2,189	—
Goodwill	12,018	12,018
Total assets	$1,022,932	$814,514

LIABILITIES AND EQUITY
Accounts payable	$26,071	$12,277
Accrued expenses and other liabilities	86,149	46,389
Deferred tax liabilities, net	—	164
Notes payable	464,058	400,483
Total liabilities	576,278	459,313

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 22,737,859 shares issued and 21,737,859 shares outstanding as of September 30, 2017 and 22,311,310 shares issued and 21,311,310 shares outstanding as of December 31, 2016	227	223
Additional paid-in capital	222,129	208,346
Retained earnings	240,848	163,182
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	446,654	355,201
Total liabilities and equity	$1,022,932	$814,514

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Home sales revenues	$365,896	$216,304	$852,985	$601,490

Cost of sales	274,000	159,483	631,242	444,205
Selling expenses	26,018	17,007	66,318	48,965
General and administrative	15,431	10,715	40,376	31,155
Operating income	50,447	29,099	115,049	77,165
Other income, net	(430)	(389)	(1,312)	(1,560)
Net income before income taxes	50,877	29,488	116,361	78,725
Income tax provision	17,190	10,021	38,695	26,899
Net income	$33,687	$19,467	$77,666	$51,826
Earnings per share:
Basic	$1.55	$0.92	$3.60	$2.51
Diluted	$1.40	$0.86	$3.32	$2.39

Weighted average shares outstanding:
Basic	21,668,585	21,061,874	21,544,747	20,633,200
Diluted	24,050,385	22,674,021	23,413,467	21,654,284

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2016	22,311,310	$223	$208,346	$163,182	$(16,550)	$355,201
Net income	—	—	—	77,666	—	77,666
Issuance of shares, net of offering costs	267,788	3	9,855	—	—	9,858
Issuance of restricted stock units in settlement of accrued bonuses	—	—	167	—	—	167
Compensation expense for equity awards	—	—	2,677	—	—	2,677
Stock issued under employee incentive plans	158,761	1	1,084	—	—	1,085
BALANCE— September 30, 2017	22,737,859	$227	$222,129	$240,848	$(16,550)	$446,654

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$77,666	$51,826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	600	872
Excess tax benefits from stock based compensation	—	(24)
Compensation expense for equity awards	2,677	2,360
Deferred income taxes	(2,353)	(952)
Changes in assets and liabilities:
Accounts receivable	(15,661)	1,684
Real estate inventory	(183,666)	(143,055)
Pre-acquisition costs and deposits	(3,508)	(4,449)
Other assets	(3,858)	6,477
Accounts payable	13,794	(5,494)
Accrued expenses and other liabilities	42,136	23,792
Net cash used in operating activities	(72,173)	(66,963)
Cash flows from investing activities:
Purchases of property and equipment	(502)	(571)
Net cash used in investing activities	(502)	(571)
Cash flows from financing activities:
Proceeds from notes payable	80,000	90,000
Payments on notes payable	(15,000)	(40,000)
Loan issuance costs	(4,375)	(2,411)
Proceeds from sale of stock, net of offering expenses	11,049	29,157
Payment for offering costs	(69)	(181)
Payment for earnout obligation	(480)	(708)
Excess tax benefits from equity awards	—	24
Net cash provided by financing activities	71,125	75,881
Net increase (decrease) in cash and cash equivalents	(1,550)	8,347
Cash and cash equivalents, beginning of period	49,518	37,568
Cash and cash equivalents, end of period	$47,968	$45,915

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our”), is engaged in the development of communities and the design, construction, marketing and sale of new homes. At September 30, 2017, we had operations in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota and Oklahoma.
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
The accompanying unaudited financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recently Adopted Accounting Standards
Effective January 1, 2017, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which includes multiple amendments intended to simplify aspects of share-based payment accounting and how they are presented in the financial statements. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the statement of operations, resulting in the recognition of excess tax benefits of zero and $0.8 million in income tax expense, rather than in additional paid-in capital, for the three and nine months ended September 30, 2017, respectively.
In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. We have elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, resulting in an increase to operating cash flow of $0.8 million for the nine months ended September 30, 2017.
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
Recently Issued Accounting Pronouncements
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows by requiring it be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, thereby reducing previous diversity in practice. This amendment will be effective for us beginning January 1, 2018. We do not expect the adoption of ASU 2016-18 will have a material effect on our consolidated statement of cash flows or disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses specific classification issues and is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. ASU 2016-15 will be effective for us beginning January 1, 2018. We do not expect the adoption of ASU 2016-15 will have a material effect on our consolidated statement of cash flows or disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 will be effective for us beginning January 1, 2019, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and disclosures.
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
We initiated our assessment of ASU 2014-09 during the second half of 2016 and developed a comprehensive project plan that includes an implementation work team. The project plan includes analyzing the impact of the adoption of ASU 2014-09 on our various revenue streams, comparing our historical accounting policies and practices to the requirements of ASU 2014-09, and identifying potential differences resulting from the application of requirements of ASU 2014-09 to our contracts. The implementation work team reports progress of the project plan to senior management on a frequent basis and the Audit Committee of our Board of Directors on a quarterly basis.  All revenues are derived from contracts with customers. Upon adoption, we intend to present disaggregated revenue streams by customer type and geographic region. We are in the process of implementing appropriate changes to our business processes, systems and controls to support revenue recognition and disclosures required under ASU 2014-09.
ASU 2014-09 and related FASB updates are effective for us beginning January 1, 2018 and, at that time, we expect to adopt ASU 2014-09 under the modified retrospective approach.
Based on our progress to date, we do not believe the impact of adopting ASU 2014-09 will be material to our consolidated financial statements. We will continue to monitor new transactions and contracts, as well as any related new ASUs.
2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Land, land under development, and finished lots	$473,754	$477,461
Information centers	17,601	13,589
Homes in progress	239,286	94,686
Completed homes	171,927	131,945
Total real estate inventory	$902,568	$717,681
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
3.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Inventory related obligations	$14,623	$16,352
Taxes payable	29,444	5,040
Retentions and development payable	13,539	8,506
Accrued compensation, bonuses and benefits	12,820	7,800
Accrued interest	3,018	1,645
Warranty reserve	2,000	1,600
Other	10,705	5,446
Total accrued expenses and other liabilities	$86,149	$46,389
Inventory Related Obligations
We own lots in certain communities in Florida, Arizona, Texas, and California that have Community Development Districts (“CDD”) or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, is typically payable over a 30-year period, and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots.
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a 10-year limited warranty for major defects in structural elements such as framing components and foundation systems.
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Warranty reserves, beginning of period	$1,850	$1,375	$1,600	$1,325
Warranty provision	1,990	773	3,189	2,229
Warranty expenditures	(1,840)	(723)	(2,789)	(2,129)
Warranty reserves, end of period	$2,000	$1,425	$2,000	$1,425
4.     NOTES PAYABLE
Revolving Credit Agreement
In May 2016, we entered into an Amended and Restated Credit Agreement (the “2016 Credit Agreement”) which provided for a revolving credit facility up to $400.0 million. On May 25, 2017, we entered into that certain Second Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement has substantially similar terms, provisions and participating lenders as the 2016 Credit Agreement but provides for a $600.0 million revolving credit facility, which could be increased by our request up to $650.0 million, subject to the terms and conditions of the Credit Agreement.

The Credit Agreement matures on May 31, 2020. Prior to each annual anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. Prior to the occurrence of a trigger event under the Credit Agreement, the revolving credit facility is unsecured. As of September 30, 2017, the borrowing base under the Credit Agreement was $599.9 million, of which $390.0 million was outstanding, $6.9 million represented letter of credit assurances, and $203.0 million was available to borrow.
Interest is paid monthly on borrowings under the Credit Agreement at the London Interbank Offered Rate (“LIBOR”) plus 3.15%. The Credit Agreement applicable margin for LIBOR loans ranges from 3.00% to 3.50% based on our leverage ratio. At September 30, 2017, LIBOR was 1.23%.
The Credit Agreement contains various financial covenants, including a tangible net worth ratio, a leverage ratio, a minimum liquidity amount, and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2017, we were in compliance with all of the covenants contained in the Credit Agreement.
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
At September 30, 2017, the Convertible Notes are convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on September 30, 2017. As a result, the holders of the Convertible Notes may elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes, during the conversion period of October 1, 2017 through December 31, 2017 (inclusive). As of the date of the filing of this Quarterly Report on Form 10-Q, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.
When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds were recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million were recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity.
Notes payable consist of the following (in thousands):

	September 30, 2017	December 31, 2016

Notes payable under the Credit Agreement ($600.0 million revolving credit facility at September 30, 2017) maturing on May 31, 2020; interest paid monthly at LIBOR plus 3.15%; net of approximately $5.8 million of debt issuance costs at September 30, 2017 and $2.7 million at December 31, 2016	$384,152	$322,253
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $1.2 million and $1.6 million at September 30, 2017 and December 31, 2016, respectively; and approximately $3.9 million and $5.2 million in unamortized discount at September 30, 2017 and December 31, 2016, respectively	79,906	78,230
Total notes payable	$464,058	$400,483

Capitalized Interest
Interest activity, including debt issuance costs and accretion of discount, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest incurred	$6,526	$4,547	$17,628	$13,499
Less: Amounts capitalized	(6,526)	(4,547)	(17,628)	(13,499)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$4,361	$2,784	$13,272	$9,477
Included in interest incurred was amortization of debt issuance costs for notes payable and amortization of Convertible Notes discount of $1.0 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $3.0 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively.
5.     INCOME TAXES
We file U.S. federal and state income tax returns. As of September 30, 2017, we have no unrecognized tax benefits. We are no longer subject to exam for years before 2013 (2012 for Texas).
For the nine months ended September 30, 2017, our effective tax rate of 33.3% is lower than the statutory rate primarily as a result of a decrease in the rate for the federal Domestic Production Activity Deduction and the deductions in excess of compensation cost (“windfalls”) for share-based payments, offset by an increase in rate for state income taxes, net of the federal benefit.
Income taxes paid were $2.0 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively. Income taxes paid were $16.7 million and $13.8 million for the nine months ended September 30, 2017 and 2016, respectively.
6.     EQUITY
Shelf Registration Statement and ATM Offering Programs
We have an effective shelf registration statement on Form S-3 (the “Registration Statement”), to offer and sell from time to time various securities with a maximum offering price of $300.0 million. As of September 30, 2017, we have an at-the-market common stock offering program (the “2016 ATM Program”) under the Registration Statement, which enables us to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million in accordance with the terms and provisions of the Equity Distribution Agreement, dated September 7, 2016, between us and the sales agents named therein. During the three and nine months ended September 30, 2017, we issued and sold 112,798 and 267,788 shares of our common stock under the 2016 ATM Program and received net proceeds of approximately $5.1 million and $10.0 million, respectively. During the three months ended September 30, 2016, we issued and sold 250,000 shares of our common stock under the 2016 ATM Program and received net proceeds of approximately $9.0 million. At September 30, 2017, we have the ability to sell up to $5.6 million aggregate offering price of additional shares of our common stock under the 2016 ATM Program.
In June 2016, we concluded our prior $30.0 million at-the-market common stock offering program (the “2015 ATM Program”). During the nine months ended September 30, 2016, we issued and sold 743,554 shares of our common stock under the 2015 ATM Program and received net proceeds of approximately $19.8 million.

7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator (in thousands):
Numerator for basic and dilutive earnings per share	$33,687	$19,467	$77,666	$51,826
Denominator:
Basic weighted average shares outstanding	21,668,585	21,061,874	21,544,747	20,633,200
Effect of dilutive securities:
Convertible Notes - treasury stock method	2,037,665	1,540,053	1,601,450	968,596
Stock-based compensation units	344,135	72,094	267,270	52,488
Diluted weighted average shares outstanding	24,050,385	22,674,021	23,413,467	21,654,284

Basic earnings per share	$1.55	$0.92	$3.60	$2.51
Diluted earnings per share	$1.40	$0.86	$3.32	$2.39
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	1,873	234	7,801	2,098
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
During the three and nine months ended September 30, 2017 and 2016, the average market price of our common stock exceeded the conversion price of $21.52 per share. Included in the calculation of diluted earnings per share was the effect of approximately 2.0 million and 1.5 million shares of our common stock related to the conversion spread of the Convertible Notes for the three months ended September 30, 2017 and 2016, respectively, and 1.6 million and 1.0 million shares of our common stock for the nine months ended September 30, 2017 and 2016, respectively.
8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Nine Months Ended September 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	133,853	$20.13	107,814	$16.48
Granted	68,109	$32.38	49,419	$22.26
Vested	(12,323)	$15.63	(9,305)	$14.78
Forfeited	(9,219)	$20.09	(6,599)	$17.27
Ending balance	180,420	$25.06	141,329	$18.58
During the nine months ended September 30, 2017, we issued 27,764 RSUs to senior management for the time based portion of our 2017 long-term incentive compensation program, 18,366 RSUs for 2016 bonuses to managers under our Annual Bonus

Plan, and 21,979 RSUs to other employees. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock.
We recognized $0.3 million and $0.2 million of stock-based compensation expense related to outstanding RSUs for the three months ended September 30, 2017 and 2016, respectively. We recognized $0.9 million and $0.6 million of stock-based compensation expense related to outstanding RSUs for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, we had unrecognized compensation cost of $2.7 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
Performance Based Restricted Stock Units
The Compensation Committee of our Board of Directors has granted awards of Performance-Based RSUs (“PSUs”) under the Amended and Restated LGI Homes, Inc. 2013 Equity Incentive Plan to certain members of senior management based on the three-year performance cycles. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year periods. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The terms of the PSUs provide that the payouts will be capped at 100% of the target number of PSUs granted if absolute total shareholder return is negative during the performance period, regardless of EPS performance; this market condition applies for amounts recorded above target. The compensation expense associated with the PSU grants is determined using the derived grant date fair value, based on a third party valuation analysis, and expensed over the applicable period. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs can only be settled in shares of our common stock.
The following table summarizes the activity of our PSUs for the nine months ended September 30, 2017:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2016	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at September 30, 2017	Weighted Average Grant Date Fair Value
2014	2014 - 2016	59,980	—	(59,980)	—	—	$17.09
2015	2015 - 2017	120,971	—	—	—	120,971	$13.34
2016	2016 - 2018	87,605	—	—	—	87,605	$21.79
2017	2017 - 2019	—	111,035	—	—	111,035	$31.64
Total		268,556	111,035	(59,980)	—	319,611
At September 30, 2017, management estimates that the recipients will receive approximately 200%, 200%, and 100% of the 2015, 2016 and 2017 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.7 million of total stock-based compensation expense related to outstanding PSUs for each of the three months ended September 30, 2017 and 2016. We recognized $2.6 million and $1.8 million of total stock-based compensation expense related to outstanding PSUs for the nine months ended September 30, 2017 and 2016, respectively. PSUs granted in 2014 vested on March 15, 2017 at 200% of the target amount, 119,960 shares of our common stock were issued upon such vesting. At September 30, 2017, based on the target amount we had unrecognized compensation cost of $4.6 million related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.2 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximate their carrying amounts due to the short term nature of these instruments. As of September 30, 2017, the revolving credit facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Convertible Notes listed below, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar convertible notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at September 30, 2017 and December 31, 2016 (in thousands):

		September 30, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Convertible Notes	Level 2	$79,906	$83,039	$78,230	$79,514

(1)	Excludes the fair value of the equity component of the Convertible Notes. See Note 4 within the Convertible Notes section for further details.
10.    RELATED PARTY TRANSACTIONS
Magnolia Reserve
We have an option contract to purchase 106 finished lots in Montgomery County, Texas, from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots are purchased in takedowns of at least 21 lots during successive six month periods, subject to 5% annual price escalation and certain price protection terms. We purchased 21 lots under this option contract during each of April 2017 and 2016 for $1.7 million (escalated price) and $1.6 million, respectively. As of September 30, 2017, we have 43 finished lots remaining under the option contract, to be purchased in takedowns of at least 21 lots during each six-month period, for a total base purchase price of approximately $3.5 million. We have a $100,000 non-refundable deposit at September 30, 2017 related to this option contract. The fourth takedown of 21 lots under this option contract occurred on November 1, 2017 for $1.7 million.
Consulting Fees
We had a three-year consulting agreement with a family member of our chief executive officer for $100,000 per year payable on a monthly basis which was terminated in June 2016 by mutual agreement of the parties. Consulting fees were $0 and $83,333 for the three and nine months ended September 30, 2016.
Home Sales to Affiliates
During the nine months ended September 30, 2017, we closed on three homes to an affiliate of one of our directors for approximately $0.7 million. We had no home closings to affiliates during the three months ended September 30, 2017 or the three and nine months ended September 30, 2016.
Land Purchases from Affiliates
In October 2017, the deposits under two land option purchase contracts to acquire a total of 179 lots from affiliates of one of our directors for a total purchase price of $6.5 million became nonrefundable. We anticipate closing on these contracts in the fourth quarter of 2018.
11.     COMMITMENTS AND CONTINGENCIES
Contingencies
In the ordinary course of our business, we become subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate. Management believes that these claims include usual obligations incurred by real estate developers and home builders in the normal course of business. In the opinion of management, these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses, if they occur. Non-refundable lot option and land purchase deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In most instances, we will also expend funds for due diligence, development, and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land purchase or option contract with an entity and make a nonrefundable deposit, we may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of September 30, 2017 and December 31, 2016, we determined we were not the primary beneficiary for any VIEs associated with non-refundable land deposit and option contracts.
The table below presents a summary of our lots under option or purchase contracts (in thousands, except for lot count):

	September 30, 2017	December 31, 2016
Land deposits and option payments	$13,498	$9,954
Commitments under the land option and purchase contracts if the purchases are consummated	$406,269	$234,198
Lots under land option and purchase contracts	16,312	8,462
As of September 30, 2017, approximately $4.2 million of the land deposits are secured by mortgages or guaranteed by the seller or its affiliates.
Bonding, Letters of Credit and Financial Guarantees
We are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. We have outstanding letters of credit, performance and surety bonds and financial guarantees totaling $45.9 million and $29.8 million at September 30, 2017 and December 31, 2016, respectively, related to our obligations for site improvements at various projects of which $6.9 million and $6.3 million, respectively, were issued under our revolving credit facility. Management does not believe that draws upon the letters of credit, performance and surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business which is organized and reports by division. We have six operating segments at September 30, 2017: our Central, Southwest, Southeast, Florida, Northwest and Midwest divisions. Our Central division is our largest division and it comprised approximately 43% and 51% of total home sales revenues for the nine months ended September 30, 2017 and 2016, respectively. During the second quarter of 2017, we expanded our division previously known as the Texas division by acquiring land in Oklahoma to form our Central division. Revenues for our Central division consist of home closings in Texas for the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, Oklahoma in our Central division and our Midwest division had only start-up activities and no revenues.

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
Business Overview
We are engaged in the design, construction, marketing, and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, and Oklahoma. The markets where we have active communities at September 30, 2017, include Houston, Dallas/Fort Worth, Austin, San Antonio, Phoenix, Tucson, Tampa, Orlando, Fort Myers, Jacksonville, Atlanta, Albuquerque, Charlotte, Raleigh, Nashville, Denver, Colorado Springs, Portland, and Seattle.
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 20,000 homes. During the nine months ended September 30, 2017, we had 4,001 home closings, compared to 3,024 home closings during the nine months ended September 30, 2016.
We sell homes under the LGI Homes and Terrata Homes brands. Our 77 active communities at September 30, 2017 included six Terrata Homes communities.
Recent Developments
In October 2017, we closed on our first home in the recently formed Midwest division.
In September 2017, we entered into a wholesale bulk sales agreement for 47 homes in Washington. All 47 homes are expected to close during the first half of 2018.
During the three months ended September 30, 2017, we closed 96 homes for approximately $19.6 million under wholesale agreements, primarily through a bulk sales agreement entered into in December 2016.
Key Results
Key financial results as of and for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, were as follows:

•	Home sales revenues increased 69.2% to $365.9 million from $216.3 million.

•	Homes closed increased 64.4% to 1,729 homes from 1,052 homes.

•	Average sales price of our homes increased 2.9% to $211,623 from $205,613.

•	Gross margin as a percentage of home sales revenues decreased to 25.1% from 26.3%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 26.5% from 27.7%.

•	Net income before income taxes increased 72.5% to $50.9 million from $29.5 million.
Total owned and controlled lots increased to 37,063 lots at September 30, 2017 from 32,689 lots at June 30, 2017. For a reconciliation of adjusted gross margin (a non-GAAP measure) to gross margin, the most directly comparable GAAP measure, please see “—Non-GAAP Measures.”
Key financial results as of and for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, were as follows:

•	Home sales revenues increased 41.8% to $853.0 million from $601.5 million.

•	Homes closed increased 32.3% to 4,001 homes from 3,024 homes.

•	Average sales price of our homes increased 7.2% to $213,193 from $198,905.

•	Gross margin as a percentage of home sales revenues decreased to 26.0% from 26.1%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 27.4% from 27.5%.

•	Net income before income taxes increased 47.8% to $116.4 million from $78.7 million.
Total owned and controlled lots increased to 37,063 lots at September 30, 2017 from 29,460 lots at December 31, 2016. For a reconciliation of adjusted gross margin (a non-GAAP measure) to gross margin, the most directly comparable GAAP measure, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$365,896	$216,304	$852,985	$601,490
Expenses:
Cost of sales	274,000	159,483	631,242	444,205
Selling expenses	26,018	17,007	66,318	48,965
General and administrative	15,431	10,715	40,376	31,155
Operating income	50,447	29,099	115,049	77,165
Other income, net	(430)	(389)	(1,312)	(1,560)
Net income before income taxes	50,877	29,488	116,361	78,725
Income tax provision	17,190	10,021	38,695	26,899
Net income	$33,687	$19,467	$77,666	$51,826
Basic earnings per share	$1.55	$0.92	$3.60	$2.51
Diluted earnings per share	$1.40	$0.86	$3.32	$2.39
Other Financial and Operating Data:
Active communities at end of period	77	59	77	59
Home closings	1,729	1,052	4,001	3,024
Average sales price of homes closed	$211,623	$205,613	$213,193	$198,905
Gross margin (1)	$91,896	$56,821	$221,743	$157,285
Gross margin % (2)	25.1%	26.3%	26.0%	26.1%
Adjusted gross margin (3)	$97,085	$59,874	$233,517	$165,170
Adjusted gross margin % (2)(3)	26.5%	27.7%	27.4%	27.5%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Homes Sales. Our home sales revenues and closings by division for the three months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2017		2016
	Revenues	Closings	Revenues	Closings
Central	$165,870	830	$113,761	553
Southwest	66,002	255	41,489	187
Southeast	54,331	284	24,248	137
Florida	56,171	288	30,283	155
Northwest	23,522	72	6,523	20
Total home sales	$365,896	1,729	$216,304	1,052
Home sales revenues for the three months ended September 30, 2017 were $365.9 million, an increase of $149.6 million, or 69.2%, from $216.3 million for the three months ended September 30, 2016. The increase in home sales revenues is primarily due to a 64.4% increase in homes closed and an increase in the average selling price per home during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in home closings was largely due to the increase in the number of active communities in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The average selling price per home closed during the three months ended September 30, 2017 was $211,623, an increase of $6,010, or 2.9%, from the average selling price per home of $205,613 for the three months ended September 30, 2016. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended September 30, 2017 to $274.0 million, an increase of $114.5 million, or 71.8%, from $159.5 million for the three months ended September 30, 2016. This increase is primarily due to a 64.4% increase in homes closed during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, and, to a lesser degree, product mix and higher construction costs. Gross margin for the three months ended September 30, 2017 was $91.9 million, an increase of $35.1 million, or 61.7%, from $56.8 million for the three months ended September 30, 2016. Gross margin as a percentage of home sales revenues was 25.1% for the three months ended September 30, 2017 and 26.3% for the three months ended September 30, 2016. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of higher construction costs and to a lesser extent due to 96 wholesale home closings during the three months ended September 30, 2017 compared to zero wholesale home closings during the three months ended September 30, 2016, partially offset by higher average home sales prices.
Selling Expenses. Selling expenses for the three months ended September 30, 2017 were $26.0 million, an increase of $9.0 million, or 53.0%, from $17.0 million for the three months ended September 30, 2016. Sales commissions increased to $14.4 million for the three months ended September 30, 2017 from $8.9 million for the three months ended September 30, 2016, primarily due to a 69.2% increase in home sales revenue during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Selling expenses as a percentage of home sales revenues were 7.1% and 7.9% for the three months ended September 30, 2017 and 2016, respectively, and reflect operating leverage realized related to advertising costs.
General and Administrative. General and administrative expenses for the three months ended September 30, 2017 were $15.4 million, an increase of $4.7 million, or 44.0%, from $10.7 million for the three months ended September 30, 2016. The increase in general and administrative expenses is primarily due to additional general and administrative compensation costs associated with an increase of active communities and home closings during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. General and administrative expenses as a percentage of home sales revenues were 4.2% and 5.0% for the three months ended September 30, 2017 and 2016, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.
Operating Income and Net Income. Operating income for the three months ended September 30, 2017 was $50.4 million, an increase of $21.3 million, or 73.4%, from $29.1 million for the three months ended September 30, 2016. Net income for the three months ended September 30, 2017 was $33.7 million, an increase of $14.2 million, or 73.0%, from $19.5 million for the three months ended September 30, 2016. The increases are primarily attributed to a 64.4% increase in homes closed, the increase in average home sales price during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, and operating leverage realized related to selling, general, and administrative expenses.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Homes Sales. Our home sales revenues and closings by division for the nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016
	Revenues	Closings	Revenues	Closings
Central	$370,550	1,824	$309,325	1,548
Southwest	162,386	635	118,372	545
Southeast	133,665	710	83,309	478
Florida	129,345	656	80,912	422
Northwest	57,039	176	9,572	31
Total home sales	$852,985	4,001	$601,490	3,024
Home sales revenues for the nine months ended September 30, 2017 were $853.0 million, an increase of $251.5 million, or 41.8%, from $601.5 million for the nine months ended September 30, 2016. The increase in home sales revenues is primarily due to a 32.3% increase in homes closed and a 7.2% increase in the average selling price per home closed during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in home closings was largely due to the increase in the number of active communities in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The average selling price per home closed during the nine months ended September 30, 2017 was $213,193, compared to the average selling price per home of $198,905 for the nine months ended September 30, 2016. The increase in average selling price per home is primarily due to changes in product mix, price points in new markets, and a favorable pricing environment.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the nine months ended September 30, 2017 to $631.2 million, an increase of $187.0 million, or 42.1%, from $444.2 million for the nine months ended September 30, 2016. This increase is primarily due to a 32.3% increase in homes closed during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, and to a lesser degree, product mix. The increase in average cost of sales per home is primarily due to changes in construction costs associated with product mix and lot costs. Gross margin for the nine months ended September 30, 2017 was $221.7 million, an increase of $64.5 million, or 41.0%, from $157.3 million for the nine months ended September 30, 2016. Gross margin as a percentage of home sales revenues was 26.0% for the nine months ended September 30, 2017 and 26.1% for the nine months ended September 30, 2016. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of higher construction costs and lot costs offset by higher average home sales price for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, and to a lesser extent due to 168 wholesale home closings during the nine months ended September 30, 2017 compared to zero wholesale home closings during the nine months ended September 30, 2016.
Selling Expenses. Selling expenses for the nine months ended September 30, 2017 were $66.3 million, an increase of $17.4 million, or 35.4%, from $49.0 million for the nine months ended September 30, 2016. Sales commissions increased to $33.5 million for the nine months ended September 30, 2017 from $24.6 million for the nine months ended September 30, 2016, primarily due to a 41.8% increase in home sales revenue during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Selling expenses as a percentage of home sales revenues were 7.8% and 8.1% for the nine months ended September 30, 2017 and 2016, respectively, and reflect operating leverage realized related to advertising costs.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2017 were $40.4 million, an increase of $9.2 million, or 29.6%, from $31.2 million for the nine months ended September 30, 2016. The increase in general and administrative expenses is primarily due to additional general and administrative compensation costs associated with an increase of active communities and home closings during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. General and administrative expenses as a percentage of home sales revenues were 4.7% and 5.2% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Operating Income and Net Income. Operating income for the nine months ended September 30, 2017 was $115.0 million, an increase of $37.9 million, or 49.1%, from $77.2 million for the nine months ended September 30, 2016. Net income for the nine months ended September 30, 2017 was $77.7 million, an increase of $25.8 million, or 49.9%, from $51.8 million for the nine months ended September 30, 2016. The increases in operating income and net income are primarily attributed to a 32.3% increase in homes closed, the increase in average home sales price, and operating leverage realized related to selling, general, and administrative expenses.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Home sales revenues	$365,896	$216,304	$852,985	$601,490
Cost of sales	274,000	159,483	631,242	444,205
Gross margin	91,896	56,821	221,743	157,285
Capitalized interest charged to cost of sales	5,135	2,980	11,548	7,431
Purchase accounting adjustments (a)	54	73	226	454
Adjusted gross margin	$97,085	$59,874	$233,517	$165,170
Gross margin % (b)	25.1%	26.3%	26.0%	26.1%
Adjusted gross margin % (b)	26.5%	27.7%	27.4%	27.5%

(a)
Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.

(b)	Calculated as a percentage of home sales revenues.
Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing the purchase contract. The amount of the required deposit is minimal (generally $1,000 or less). We permit our homebuyers to cancel the purchase contract and obtain a refund of their deposit in the event mortgage financing cannot be obtained within a certain period of time, as specified in their purchase contract. Typically, our homebuyers provide documentation regarding their ability to obtain mortgage financing, if applicable, within 14 days after the purchase contract is signed. If we determine that the homebuyer is not qualified to obtain mortgage financing or is not otherwise financially able to purchase the home, we will terminate the purchase contract. If a purchase contract has not been cancelled or terminated within 14 days after the purchase contract has been signed, then the homebuyer has met the preliminary criteria to obtain mortgage financing. Only purchase contracts that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing are included in new (gross) orders.
Our “backlog” consists of homes that are under purchase contracts, each of which have been signed by a homebuyer who has met the preliminary criteria to obtain mortgage financing or is a cash buyer, but have not yet closed. Since our business model is generally based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are currently under construction or complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations, the number of our active communities, and the timing of home closings. Homes in backlog are generally closed within one to two months, although we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog, and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and, in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.
As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Nine Months Ended September 30,
	2017 (4)	2016
Net orders (1)	4,883	3,278
Cancellation rate (2)	24.1%	23.7%
Ending backlog – homes (3)	1,328	777
Ending backlog – value (3)	$308,131	$164,971

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under purchase contracts, each of which have been signed by a homebuyer who has met our preliminary financing criteria or is a cash buyer, but have not yet closed. Ending backlog is valued at the contract amount.

(4)	60 units and values related to bulk sales agreements are not included in the table above.
Land Acquisition Policies and Development
We increased our active communities to 77, as of September 30, 2017, from 63, as of December 31, 2016. We also increased our lot inventory to 37,063 owned or controlled lots, as of September 30, 2017, from 29,460 owned or controlled lots as of December 31, 2016.
The table below shows (i) home closings by division for the nine months ended September 30, 2017, and (ii) our owned or controlled lots by division as of September 30, 2017.

	Nine Months Ended September 30, 2017	As of September 30, 2017
Division	Home Closings	Owned (1)	Controlled	Total
Central	1,824	12,226	6,286	18,512
Southwest	635	1,925	820	2,745
Southeast	710	4,211	5,965	10,176
Florida	656	1,564	1,951	3,515
Northwest	176	685	1,112	1,797
Midwest	—	140	178	318
Total	4,001	20,751	16,312	37,063

(1)	Of the 20,751 owned lots as of September 30, 2017, 12,335 were raw/under development lots and 8,416 were finished lots (including homes in progress, information centers and completed homes).
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on our absorption pace, which is measured by home closings. As homes are closed, we start more homes to maintain our inventory levels. At September 30, 2017, we had a total of 1,162 completed homes, including information centers, and 2,119 homes in progress in inventory.

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
Liquidity and Capital Resources
Overview
As of September 30, 2017, we had $48.0 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until the sale of a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may significantly exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness, and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction, or other assets as part of a business combination.
We generally rely on our ability to finance our operations by generating operating cash flows, borrowing under our revolving credit facility, or the issuance and sale of shares of our common stock pursuant to our at-the-market (ATM) programs. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing financing strategy. We also rely on our ability to obtain performance, payment, and completion surety bonds, as well as letters of credit to finance our projects.
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
Revolving Credit Facility
As of September 30, 2017, the borrowing base under the Credit Agreement was $599.9 million, of which $390.0 million was outstanding, $6.9 million represented letter of credit assurances, and the remaining $203.0 million was available to borrow. The revolving credit facility matures on May 31, 2020. Prior to each annual anniversary of the closing of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $500,000. Prior to the occurrence of a trigger event under the Credit Agreement, the revolving credit facility is unsecured.
The Credit Agreement requires us to maintain a tangible net worth of not less than $300.0 million plus (i) 75% of the net proceeds of any equity issuances and (ii) 50% of the amount of our net income in any fiscal quarter after the date of the Credit Agreement, a leverage ratio of not greater than 60.0%, liquidity of at least $50.0 million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2017, we were in compliance with all of the covenants contained in the Credit Agreement.

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
At September 30, 2017, the Convertible Notes are convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on September 30, 2017. As a result, the holders of the Convertible Notes may elect to convert some or all of their Convertible Notes, in accordance with the terms and provisions of the indenture governing the Convertible Notes, during the conversion period of October 1, 2017 through December 31, 2017 (inclusive). As of the date of the filing of this Quarterly Report on Form 10-Q, none of the holders of the Convertible Notes have elected to convert their Convertible Notes.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $45.9 million as of September 30, 2017. The letters of credit and surety bonds are not generally released until all development and construction activities are completed at the project site. We do not believe that it is probable that any letters of credit, surety bonds, or financial guarantees outstanding as of September 30, 2017 will be drawn upon.
Cash Flows
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net cash used in operating activities during the nine months ended September 30, 2017 was $72.2 million as compared to $67.0 million during the nine months ended September 30, 2016. The $5.2 million increase in net cash used in operating activities was primarily attributable to cash outlays for the $40.6 million increase in the net change in real estate inventory year-over-year, which was primarily related to our increased community count, additional homes under construction and land acquisitions combined with year-over-year change in net cash provided by working capital items ($17.3 million increase in accounts receivable, $10.3 million increase in other assets, $1.4 million increase in deferred tax assets, offset by a $37.6 million increase in accounts payable, accrued expenses, and other liabilities and the $0.9 million decrease in cash paid for pre-acquisition costs and deposits year-over-year). The increase in cash used in operating activities reflects our continued growth and, to a lesser extent, the timing of home sales and homebuilding activities.
Net cash used in investing activities was $0.5 million and $0.6 million during the nine months ended September 30, 2017 and 2016, respectively, and reflects the purchase of property and equipment.
Net cash provided by financing activities totaled $71.1 million during the nine months ended September 30, 2017, as compared to $75.9 million during the nine months ended September 30, 2016. The $4.8 million decrease in net cash provided by financing activities in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 consists primarily of the $15.0 million increase in net borrowings under our revolving credit facility, offset by the $18.1 million decrease in net proceeds realized from the issuance and sale of shares of our common stock and $2.0 million increase in loan issuance costs associated with the Credit Agreement.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land option and purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize option contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us to manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Option contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of September 30, 2017, we had $13.5 million of cash deposits pertaining to land option and purchase contracts for 16,312 lots with an aggregate purchase price of $406.3 million. Approximately $4.2 million of the cash deposits as of September 30, 2017 are secured by third-party guarantees or indemnity mortgages on the related property.
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
We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2017 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 and certain inventory related obligations) and variable-rate debt (our $599.9 million revolving credit facility) as part of financing our operations. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. We do not have the obligation to prepay the Convertible Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2017. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of September 30, 2017, we had $390.0 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of September 30, 2017 was LIBOR plus 3.15%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $3.9 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations, or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized, and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LGI Homes, Inc.

Date:	November 7, 2017	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	November 7, 2017	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer