Form 10-K
period 2017-12-31
LGI Homes, Inc.
filed 2018-02-27
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $750.9 million based on the closing price as reported on the NASDAQ Stock Market. As of February 23, 2018, there were 22,332,259 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III.

PART I
ITEM 1.    BUSINESS
General
We are engaged in the design, construction, and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, South Carolina, North Carolina, Colorado, Washington, Tennessee, and Minnesota. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 22,000 homes. During the year ended December 31, 2017, we had 5,845 home closings, compared to 4,163 home closings in 2016.
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
Business Opportunities
Since our initial public offering in November 2013, we have grown substantially by expanding our operations from 9 markets in 4 states to 25 markets in 16 states. We believe there is an opportunity to continue to grow in our existing markets. Given our knowledge of and proven success in these markets, as well as the favorable demographic and economic trends forecasted for these markets, we expect to continue to grow in our current markets.
We intend to continue to expand into new markets where we identify opportunities to build homes and develop communities that meet our profit and return objectives. One of the keys to our successful geographic expansion is our operating model which enables us to enter new markets efficiently and effectively. During 2018, we expect to open new communities and have homes for sale in additional markets, including Oklahoma City, Oklahoma, Sacramento, California, Birmingham, Alabama, and Las Vegas, Nevada.
We see opportunities to develop properties with multiple product lines and within the same communities which we believe will enable us to grow our business by increasing the number of price points in some of our existing markets. Our current product offerings include entry-level homes, including both detached homes and townhomes, and move-up homes sold, which are sold under our LGI Homes brand, and our luxury series homes, which are sold under our Terrata Homes brand. In 2017, we completed our first wholesale home closings primarily through a bulk sales agreement, pursuant to which we sold homes within several of our existing LGI Homes brand communities and markets. At December 31, 2017, we had 72 active communities with our LGI Homes brand and six with our Terrata Homes brand.
Our Terrata Homes brand allows us to leverage our systems and process approach, including our customer centric sales system, to deliver move-in ready homes with standardized features. In 2017, we added three additional Terrata Homes communities: (i) Estrella in Phoenix, Arizona, (ii) The Woodlands in Dallas/Fort Worth, Texas, and (iii) Sterling Lakes in Houston, Texas. During 2017, we closed 108 Terrata Homes, which had an average sales price of $409,000 compared to 44 Terrata Homes, which had an average sales price of $455,000 in 2016.
Our townhome product enables us to keep our entry-level price point within reach of more new homebuyers. We believe that our townhome product helps to counter rising land and home costs, and support our expansion into densely populated markets.
Similarly, we believe our wholesale home closings provide opportunities for us to leverage our systems and processes to meet the needs of companies looking to acquire multiple homes for rental purposes, primarily thorough bulk sales agreements.
We expect to continue to pursue a flexible land acquisition strategy of purchasing or optioning finished lots, if they can be acquired at attractive prices, or purchasing raw land for residential development. We generally target land acquisitions that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. These target areas that are further away from urban centers generally result in a better value for the homeowner through either lower price points or larger lot sizes. We consider development opportunities that meet our profit and return objectives, including opportunities which may involve the sale of home sites as a part of the product mix. We will continue to focus primarily on entry-level home buyers. We expect our home closings in communities with our luxury series will be less than 5% of our annual home closings during 2018 and that our wholesale closings will be approximately 5% of our annual home closings during 2018.

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
Our advertising methods are extensive and have proven to be effective in placing potential homebuyers in front of our trained sales professionals. These methods have proven to be effective in reaching our target market and communicating our core message of value and dream fulfillment.
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
Recruitment, Training and Development
We focus on identifying and attracting the best talent and providing them with world-class training and continuous development. We directly invest in our sales professionals by conducting an intensive 100-day introductory training program consisting of 30 days of initial in-depth, in-house education about our time-proven selling strategies, which includes a two-week training program at our headquarters, and an additional 70 days of secondary training at the local division. Our continued commitment to our sales personnel is reflected in the ongoing weekly training sessions held in each of our information centers coupled with quarterly regional training events. We also work closely with our subcontractors and construction managers, training them using a comprehensive construction manual that outlines the most efficient way to build an LGI home. Many of our subcontractors have worked on our homes since we commenced homebuilding operations in 2003, and therefore, are familiar with our business model.

Homebuilding Operations
Our homebuilding operations are organized and managed by six divisions: Central, Southwest, Southeast, Florida, Northwest, and Midwest.

Central	Southwest	Southeast	Florida	Northwest	Midwest
Houston, TX	Phoenix, AZ	Atlanta, GA	Tampa, FL	Seattle, WA	Minneapolis, MN
Dallas/Ft. Worth, TX	Tucson, AZ	Charlotte, NC/SC	Orlando, FL	Portland, OR
San Antonio, TX	Albuquerque, NM	Nashville, TN	Fort Myers, FL	Sacramento, CA
Austin, TX	Denver, CO	Raleigh, NC	Jacksonville, FL
Oklahoma City, OK	Colorado Springs, CO	Winston-Salem, NC
	Las Vegas, NV	Birmingham, AL
Beginning in the fourth quarter of 2017, we changed our one reportable segment to Central, Southwest, Southeast, Florida, Northwest, and Midwest. These segments reflect the way the Company evaluates its business performance and manages its operations. Additional information on our operating segments and product information is contained in Note 14 “Segment Information” to our consolidated financial statements included in Part II. Item 8 of this Annual Report on Form 10-K.
Our even-flow, or continuous, construction methodology enables us to build and maintain an inventory of move-in ready homes that are available for immediate sale. We offer a set number of floor plans in each community with standardized features that commonly include upgrades such as granite countertops, appliances and ceramic tile flooring. Our homes are designed to meet the preferences of our target market of potential homebuyers and enable cost efficient and effective construction processes. We have developed a collection of home designs, which can be modified for local conditions and market preferences, and implemented across multiple communities to maximize efficiency. We maintained an average home completion time of approximately 55 to 74 days during 2017; the homes closed during 2017 ranged from 1,035 to 4,055 square feet with prices ranging from the $140,000’s to the $600,000’s.
We expect to continue to utilize our even flow construction methodology in communities with homes at all of our price points and will maintain our focus on marketing complete or move-in ready homes with standardized features. We also plan to strategically pursue single-family rental buyers if the transactions meet or exceed our return hurdles and allow us to optimize our land investment.
We employ experienced construction management professionals to perform the tasks of general contractors for home construction in each of our communities. Our employees provide the purchasing, construction management and quality assurance for the homes we build, while third-party subcontractors provide the material and labor components of our homes. In each of our markets, we employ construction managers with local market knowledge and expertise. Additionally, our construction managers monitor our compliance with zoning and other regulations, production schedules, and quality standards for our projects.
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
Land Acquisition Policies and Development
We continue to be an active and opportunistic acquirer of land for residential development in our markets. We source land from a wide range of landowners, brokers, lenders, builders and other land development companies. We generally acquire finished lots and raw land in affordable locations that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. We conduct thorough due diligence on each of our potential land acquisitions, and we look at numerous opportunities before finding one that meets our requirements. We test the market and speak with potential homebuyers before committing to purchase land. We also maintain a pipeline of desirable land positions for replacement communities and new communities. We increased our active communities from 63 as of December 31, 2016 to 78 as of December 31, 2017. We also increased our lot inventory from 29,460 owned or controlled lots as of December 31, 2016 to 39,709 owned or controlled lots as of December 31, 2017.
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
We have also purchased larger tracts of land across our markets which will provide us with more opportunities to build homes with multiple price points in our communities. We believe that our land development expertise will allow us to meet our growth and profit objectives with respect to opportunities in which we are the developer. Similar to our home building operations, our personnel oversee the contractors who perform the development work. Our land development projects may include the sale of home sites or commercial property as a part of the project.
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
In our land acquisition process, projects of interest are evaluated at the division level using an extensive due diligence checklist which includes assessing the permitting and regulatory requirements, environmental considerations, local market conditions, and anticipated floor plans, pricing, and financial returns. We also determine the number of residents in the market and rental households that are within driving distance to the proposed project and, in many cases, conduct test marketing which includes mailings to prospective homebuyers to get their feedback on our potential land acquisition. By testing the market before entering it and acquiring land in it, we are able to assess the level of interest in the location and amenities, determine the cost of rent in the area, and assess the size of the market opportunity. The amount of information that we are able to ascertain about potential home buyers, including renters, allows us to better identify the opportunity to sell move-in ready homes.
The table below shows (i) home closings by division for the year ended December 31, 2017 and (ii) our owned or controlled lots by division as of December 31, 2017.

	Year Ended December 31, 2017	As of December 31, 2017
Division	Home Closings	Owned (1)	Controlled	Total
Central	2,613	11,811	8,173	19,984
Southwest	942	2,184	775	2,959
Southeast	973	4,518	6,052	10,570
Florida	1,014	1,613	2,372	3,985
Northwest	300	643	1,253	1,896
Midwest	3	182	133	315
Total	5,845	20,951	18,758	39,709

(1)	Of the 20,951 owned lots as of December 31, 2017, 11,722 were raw/under development lots and 9,229 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory. As of December 31, 2017, we had a total of 1,378 completed homes, including information centers, and 1,630 homes in progress.

The following is a summary of our homes in inventory by division as of December 31, 2017 (dollar values in thousands):

Division	Homes in Inventory (1)	Inventory Value (1)
Central	1,041	$134,414
Southwest	565	91,672
Southeast	586	68,239
Florida	476	66,881
Northwest	181	34,204
Midwest	64	10,644
Total	2,913	$406,054

(1)	Includes homes in progress and completed homes; excludes information centers.
Backlog
See discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog.”
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. In addition, the majority of our raw materials is supplied to us by our subcontractors, and is included in the price of our contract with such contractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Substantially all of our construction work is done by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities, and lumber.
Seasonality
The homebuilding industry generally exhibits seasonality. We have historically experienced, and in the future expect to continue to experience, variability in our results on a monthly and quarterly basis. See discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”
Government Regulation and Environmental Matters
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose zoning and density requirements, the result of which is to limit the number of homes or mandate the type of structure that can be built, within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development.
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
Competition
The U.S. homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials and skilled labor. We also compete with sales of existing homes and with the rental housing market. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. There has been some consolidation among national homebuilders in the United States, and we expect that this trend may continue.
Employees
As of December 31, 2017, we employed 726 people of whom 84 were located at our corporate headquarters, 434 were on-site sales and support personnel, and 208 were involved with construction. None of our employees are covered by collective bargaining agreements. We believe we have good relations with our employees.
Available Information
We make available, as soon as reasonably practicable, on our website, www.lgihomes.com, all of our reports required to be filed with the Securities and Exchange Commission (“SEC”). These reports can be found on the “Investor Relations” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov, and the public may read and copy any document we file at the SEC’s public reference room located at 100 F Street NE, Washington, D.C. 20549. Further information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. In addition to our SEC filings, our corporate governance documents, including our Corporate Governance Guidelines and Code of Business Conduct and Ethics, are available on the “Investor Relations” page of our website under “Corporate Governance” at https://investor.lgihomes.com/corporate-governance. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.
Executive Officers
The following table sets forth information regarding our executive officers as of February 27, 2018:

Name	Age	Position
Eric Lipar	47	Chief Executive Officer and Chairman of the Board
Michael Snider	46	President and Chief Operating Officer
Charles Merdian	48	Chief Financial Officer and Treasurer
Jack Lipar	49	Executive Vice President of Acquisitions
Rachel Eaton	36	Chief Marketing Officer
Margaret Britton	55	Chief Administrative Officer and Secretary

Eric Lipar.    Mr. Lipar is our Chief Executive Officer and serves as Chairman of our Board of Directors. He has served as our Chief Executive Officer since 2009, as a director since June 2013 and as Chairman of the Board since July 2013. Previously, Mr. Lipar served as our President from 2003 until 2009. Mr. Lipar has been in the residential land development business since the mid-1990s and is one of our founders. He has overseen land acquisition, development and the sales of over 22,000 homes since our inception. Mr. Lipar currently serves on the Residential Neighborhood Development Council for the Urban Land Institute and is a Policy Advisor Board Member for the Harvard Joint Center of Housing Studies.

Michael Snider.    Mr. Snider has served as our President since 2009 and our Chief Operating Officer since July 2013. He oversees all aspects of our sales, construction, and product development. Prior to serving as our President, Mr. Snider was Executive Vice President of Homebuilding (2005-2009) and in the role of Homebuilding Manager (2004). Before joining the Company in 2004, Mr. Snider was a Project Manager for Tadian Homes, a homebuilder based in Troy, Michigan.

Charles Merdian.    Mr. Merdian has served as our Chief Financial Officer and Treasurer since 2013, and served as our Secretary from 2013 to 2016. Prior to becoming our Chief Financial Officer in 2010, Mr. Merdian was our Controller from 2004 through 2010. Prior to joining us in 2004, Mr. Merdian served as Accounting and Finance Manager for The Woodlands Operating Company where he specialized in accounting and financial analysis of real estate ventures, focusing primarily on residential and commercial developments. Prior to The Woodlands Operating Company, Mr. Merdian served as an accounting manager working at the Williamson-Dickie Manufacturing Co. and as a senior auditor for Coopers & Lybrand, LLP. Mr. Merdian has worked in residential real estate and homebuilding finance since 1998. Mr. Merdian is a Certified Public Accountant and is a member of the Texas Society of Certified Public Accountants.

Jack Lipar.    Mr. Lipar has served as our Executive Vice President of Acquisitions since March 2013. He previously served as Vice President of Acquisitions from December 2010 through February 2013, and Acquisitions Manager from 2006 to December 2010. Mr. Lipar oversees land acquisitions and development for the Company. Prior to joining us, Mr. Lipar worked at HP Pelzer, an auto parts manufacturing company based in Germany, as the Vice President of Purchasing and Director of Operations. Mr. Lipar was also the General Manager and a member of the Board of Directors at Alliance Interiors, an affiliate of HP Pelzer. Prior to HP Pelzer, Mr. Lipar was a worldwide Purchasing Manager for Cooper Standard, one of the world’s leading manufacturers of automotive parts.

Rachel Eaton.    Ms. Eaton serves as our Chief Marketing Officer and is responsible for the overall growth and direction of our marketing initiatives, brand image, and social media. Prior to becoming our Chief Marketing Officer in June 2013, Ms. Eaton served as our Vice President of Marketing and Administration from May 2012 through May 2013 and Director of Marketing & Special Events from 2007 to May 2012. Ms. Eaton joined the Company in 2003.

Margaret Britton.    Ms. Britton has served as our Chief Administrative Officer since August 2013 and has served as our Secretary since May 2016. She is responsible for various corporate areas, including governance, risk, and compliance matters. From 2008 to 2012, Ms. Britton was a Director at Deloitte Financial Advisory Services, LLP, where she provided advisory services and was a leader in their national environmental consulting practice. She worked as a consultant from 2003 to 2007 and, among other things, assisted two multinational energy companies with the implementation and oversight of their Sarbanes-Oxley Act requirements. Prior to 2002, Ms. Britton was an assurance partner at Arthur Andersen LLP. Ms. Britton is a Certified Public Accountant and a member of the Board of Directors of Archway Insurance LTD, a captive insurance company, and the Girls Scouts of San Jacinto Council.

Board of Directors of LGI Homes, Inc.
Mr. Eric Lipar - Chief Executive Officer of LGI Homes, Inc. and serves as Chairman of our Board of Directors.
Mr. Bryan Sansbury - Chief Operating Officer and a founding partner of AEGIS Energy Risk, LLC. and serves as our Lead Independent Director.
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
Almost all purchasers of our homes finance their acquisition through lenders that provide mortgage financing. According to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the 30-year average mortgage rate was approximately 4.03% in January 2018 and is expected to increase during 2018. If mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers. The availability of mortgage financing is expected to be impacted by continued regulatory changes and risk appetite of lenders. The financial documentation, down payments amounts and income to debt ratios requirements are subject to change and could become more restrictive. First-time homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers. These homebuyers are a key source of demand for our new homes. A limited availability of home mortgage financing may adversely affect the volume and sales price of our home sales.
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
The long-term sustainability and growth in our home closings depends in part upon our ability to acquire finished lots and land parcels suitable for residential homebuilding at reasonable prices.
The long-term sustainability of our operations as well as future growth depends in large part on the price at which we are able to obtain suitable finished lots and land parcels for development to support our homebuilding operation. We target having at least five years of absorption in our owned and controlled lot inventory. Our ability to acquire finished lots and land parcels for new single-family homes and other projects may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, regulations that limit housing density, the ability to obtain building permits, environmental requirements and other market conditions and regulatory requirements. If suitable lots or land at reasonable prices become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased substantially, which could adversely impact us. As competition for suitable land increases, the cost of undeveloped lots and the cost of developing owned land could also rise and the availability of suitable land at acceptable prices may decline, which could adversely impact us. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to maintain or increase the number of our active communities, as well as to sustain and grow our revenue and margins, and achieve or maintain profitability. Additionally, developing undeveloped land is capital intensive and time consuming and we may develop land based upon forecasts and assumptions that prove to be inaccurate, resulting in projects that are not economically viable.
Risks associated with our land and lot inventories could adversely affect our business or financial results.
Risks inherent in controlling, purchasing, holding and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a significant amount of time and requires a substantial cash investment. Land development is a key part of our operations and we develop land in all of our markets. The time and investment required for development may adversely impact our business. We have substantial real estate inventories which regularly remain on our balance sheet for significant periods of time, during which time we are exposed to the risk of adverse market developments, prior to their sale. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Because interest and other expenses are capitalized only during construction, we recognize interest and maintenance expense on unsold completed homes in inventory. As of December 31, 2017, we had 1,378 completed homes in inventory and 1,630 homes in progress in inventory. In the event there is a downturn in housing sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.
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
The residential construction industry experiences serious labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. We have experienced increased labor costs over the past few years, including 2017 during which we also experienced increased materials and construction costs. Some of the pressure on labor and material availability and costs were attributed to the hurricanes and natural disasters in Texas and Florida during 2017. It is uncertain whether these shortages will continue as is, improve or worsen. Labor and raw material shortages and any resulting price increases could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Our business and results of operations are dependent on the availability, skill and performance of subcontractors.
We engage subcontractors to perform the construction of our homes, and, in many cases, to select and obtain the raw materials. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will continue to be available at reasonable rates and in our markets. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
Our homes are constructed by employees of subcontractors and other parties. We do not have the ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies have taken actions to hold parties like us responsible for violations of wage and hour laws and other labor laws by subcontractors. Governmental rulings that hold us responsible for labor practices by our subcontractors could create substantial exposures for us under our subcontractor relationships, which could have a material impact on our business, prospects, liquidity, financial condition and results of operations.
Any limitation on, or reduction or elimination of, tax benefits associated with homeownership would have an adverse effect upon the demand for homes, which could be material to our business.
Changes in federal and state income tax laws may affect demand for new homes. Current tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income. If the federal government or a state government changes or further changes its income tax laws, by eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, the after-tax cost of owning a new home would increase for many of our potential homebuyers. Enactment of any such proposal may have an adverse effect on the homebuilding industry in general, as the loss or reduction of homeowner tax deductions could decrease the demand for new homes.
The recent growth in the housing market may not continue at the same rate, and any decline in the growth rate in our served housing markets or for the homebuilding industry may materially and adversely affect our business and financial condition.
Although the housing markets in the geographic areas in which we operate are generally stronger than they have been in recent years, we cannot predict whether and to what extent this will continue, particularly if interest rates for mortgage loans, land costs, and construction costs continue to rise. Other factors which might impact growth in the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow growth or recessionary conditions in various regions or industries around the world; tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, slower rates of population growth or population decline in our markets, or Federal Reserve policy changes. Given these factors, we can provide no assurance that present housing market trends will continue, whether overall or in our markets.
If there is limited economic growth or declines in employment and consumer income and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate or if interest rates for mortgage loans or home prices rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average selling prices, the amount of revenues or profits we generate, and the effect may be material.
If we are unable to develop our communities successfully or within expected time-frames, our results of operations could be adversely affected.
Before a community generates any revenue, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities and sales facilities. It can take several years from the time we acquire control of an undeveloped property to the time we make our first home sale on the site. Delays in the development of communities, including delays associated with subcontractors performing the development activities or entitlements, expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market one of our new undeveloped communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements. In addition, higher than expected absorption rates in existing communities may result in lower than expected inventory levels until the development for replacement communities is completed.
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
We are often required to provide bonds, letters of credit or guarantees to governmental authorities and others to ensure the completion of our projects. As a result of market conditions, some surety providers have been reluctant to issue new bonds and providers may require credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future for our projects, or if we are required to provide credit enhancements with respect to our current or future bonds or in place of bonds, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.
We may incur a variety of costs to engage in future growth or expansion of our operations and the anticipated benefits may never be realized.
We intend to grow our operations in existing markets, and we may expand into new markets or acquire other home builders. We may be unable to achieve the anticipated benefits of any such growth or expansion, including through acquisition, the anticipated benefits may take longer to realize than expected or we may incur greater costs than expected in attempting to achieve the anticipated benefits. In such cases, we will likely need to employ additional personnel or consultants that are knowledgeable of such markets. There can be no assurance that we will be able to employ or retain the necessary personnel, to successfully implement a disciplined management process and culture with local management, or that our expansion operations will be successful. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business, or that we will be able to successfully integrate any acquired homebuilder or new market. Accordingly, any such expansion could expose us to significant risks, beyond those associated with operating our existing business, and may adversely affect our business, prospects, liquidity, financial condition and results of operations.
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
We may develop communities in which we build townhomes or other multi-family homes in addition to single-family homes, sell acreage home sites as a part of the development, sell homes to investors or portfolio management companies, or develop commercial properties that may be complementary to our communities. We might acquire another homebuilder or developer in order to accomplish our growth or expansion strategies. We can give no assurance that we will be able to successfully identify, acquire or implement these new strategies in the future. Accordingly, any such expansion, including through acquisition, could expose us to significant risks, beyond those associated with operating our existing business, including understanding and complying with the laws and regulations of new jurisdictions, diversion of our management’s attention from ongoing business concerns, difficulties in integrating an acquired business, and incurrence of unanticipated liabilities and expenses and may materially adversely affect our business, prospects, liquidity, financial condition and results of operations.
New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay completion of our projects.
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and other matters which among other things, impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. We may encounter issues with entitlement, not identify all entitlement requirements during the pre-development review of a project site, or encounter zoning changes that impact our operations. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or zoning changes. Such moratoriums generally relate to insufficient water supplies, sewage facilities, delays in utility hook-ups, or inadequate road capacity within specific market areas or subdivisions. Local governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result of any of these statutes, ordinances, rules or regulations, our home sales could be delayed, could decline and/or our costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
There is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become costlier to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the U.S. and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related regulations.
Ownership, leasing or occupation of land and the use of hazardous materials carries potential environmental risks and liabilities.
We are subject to a variety of local, state and federal statutes, rules and regulations concerning easements, land use and the protection of health and the environment, including those governing discharge of pollutants to soil, water and air, including asbestos, the handling of hazardous materials and the cleanup of contaminated sites. We may be liable for the costs of removal, investigation or remediation of man-made or natural hazardous or toxic substances located on, under or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution.
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
As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events. These weather-related and geologic events include but are not limited to hurricanes, tornados, droughts, floods, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence and earthquakes and other natural disasters. For example, in September 2017, Hurricane Harvey and Hurricane Irma caused disruption and delays in Houston and Florida. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to those assets or affect the desirability of our land or projects, thereby adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion.
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
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota and Oklahoma as well as our expansion states of Alabama, California, Oregon, and Nevada. Because our operations are currently concentrated in these areas, a prolonged economic downturn in the future in one or more of these areas or a particular industry that is fundamental to one of these areas, particularly within Texas or a specific geographical region, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. To the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, a result could be a reduction in employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas and certain of our other markets.
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
The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. In addition, if housing markets are not favorable or permitting or development takes longer than anticipated, we may be required to hold our investments in land for extended periods of time. If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be constrained regionally or nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. Since the global recession in 2008, credit and capital markets have, from time to time, experienced unusual volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient funding for our planned capital and other expenditures, we may be unable to acquire additional land for development and/or to construct new housing. Additionally, if we cannot obtain additional financing to fund the purchase of land under our purchase contracts, we may incur contractual penalties, fees and increased expenses from the write-off of due diligence and pre-acquisition costs. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.
Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing; homebuyer interest in our current or new product designs and new home community locations; general consumer interest in purchasing a home compared to choosing other housing alternatives; interest of financial institutions or other businesses in purchasing wholesale homes; and real estate taxes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts and fires), other calamities and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business. Although the homebuilding market has improved in the last few years, the volume of 2017 housing starts is still just above previous volume troughs in historical cycles, and our business, liquidity, and results of operations continue to be impacted by the lasting effects of the significant and sustained downturn, and it may continue to materially adverse our business and results of operations in future years. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years.
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
As a homebuilder and developer, we are subject to construction defect, product liability and home and other warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. There can be no assurance that any developments we undertake will be free from defects once completed and any defects attributable to us may lead to significant contractual or other liabilities. We maintain, and require our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance and generally seek to require our subcontractors to indemnify us for liabilities arising from their work. While these insurance policies, subject to deductibles and other coverage limits, and indemnities protect us against a portion of our risk of loss from claims related to our land development and homebuilding activities, we cannot provide assurance that these insurance policies and indemnities will be adequate to address all our home and other warranty, product liability and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our business, financial condition or results of operations. Additionally, the coverage offered by and the availability of general liability insurance for completed operations and construction defects are currently limited and costly. We cannot provide assurance that coverage will not be further restricted, increasing our risks and financial exposure to claims, and/or become costlier.
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
Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations are subject to uncertainty. Moreover, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality.
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
Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs, or newsletters. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlet could damage our reputation and reduce the demand for our homes, which would adversely affect our business.
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
Accounting rules and interpretations for certain aspects of our financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
We expect to use leverage in executing our business strategy, which may adversely affect the return on our assets.
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2017, we had a $600.0 million revolving credit facility (the “Credit Facility” or “Credit Agreement”) to finance our construction and development activities. As of December 31, 2017, we had outstanding borrowings of $400.0 million under the Credit Facility and we could borrow an additional $161.3 million under the Credit Facility. As of December 31, 2017, borrowings under the Credit Facility bore interest at a rate of LIBOR plus 3.15% per annum. In November 2014, the Company issued $85.0 million aggregate principal amount of its 4.25% Convertible Notes due 2019 (the “Convertible Notes”).
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
Our current financing arrangements contain, and the financing arrangements we enter into in the future likely will contain, provisions that limit our ability to do certain things. In particular, the Credit Agreement requires us to maintain a tangible net worth of not less than $300.0 million plus 75% of the net proceeds of any equity issuances plus 50% of the amount of our net income in any fiscal quarter after the date of the Credit Agreement, a leverage ratio of not greater than 60.0%, liquidity of at least $50.0 million and a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The Credit Agreement also prohibits us from making any investments other than those permitted under the Credit Agreement. In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt.

If we fail to meet or satisfy any of these provisions, we would be in default under the Credit Agreement and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. In addition, future indebtedness may contain financial covenants limiting our ability to, for example, incur additional indebtedness, make certain investments, reduce liquidity below certain levels and pay dividends to our stockholders, and otherwise affect our operating policies. If we default on one or more of our debt agreements, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
As of December 31, 2017, we had a $600.0 million revolving credit facility, outstanding borrowings of $400.0 million under the Credit Facility and we could borrow an additional $161.3 million under the Credit Facility. As of December 31, 2017, borrowings under the Credit Facility bore interest at a rate of LIBOR plus 3.15% per annum. During November 2014, the Company issued $85.0 million aggregate principal amount of the Convertible Notes. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.
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
Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires our management and independent auditors to report annually on the effectiveness of our internal control over financial reporting. As of December 31, 2017, we are no longer an “emerging growth company,” and, therefore, we are no longer subject to emerging growth company exemptions from various reporting requirements applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. As of December 31, 2017 when we became a “large accelerate filer” (as defined in the relevant SEC rules), we are required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting.
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
If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, investors could lose confidence in our financial results, which could materially and adversely affect us.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could materially and adversely affect us.
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

•
our ability to successfully extend our business model to building homes with higher price points, developing larger communities and producing and selling multi-unit products, townhouses, wholesale products, and acreage home sites;

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	the occurrence of the specific conversion events that enable early conversion of our 4.25% Convertible Notes due 2019;

•	decline in the market value of our land portfolio;

•	disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land, or raw materials used in land development and housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors;

•	our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown;

•	other risks and uncertainties inherent in our business; and

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 20,000 square feet in The Woodlands, Texas for our corporate headquarters; this lease expires in 2028. In addition, we lease divisional offices in Arizona, Florida, Georgia, Washington, and California. We lease approximately 1,800 and 350 square feet in Arizona and California, respectively, and each of these leases expire in 2018, respectively.  We lease approximately 3,600, 1,900 and 250 square feet in Florida, Georgia, and Washington, respectively, and each of these leases expire in 2019, respectively. See “Business—Land Acquisition Policies and Development” for a summary of the other property which we owned or controlled as of December 31, 2017.

ITEM 3.         LEGAL PROCEEDINGS
In the ordinary course of doing business, we are subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate and homes and other aspects of our homebuilding operations. Management believes that these claims include usual obligations incurred by real estate developers and residential homebuilders in the normal course of business. In the opinion of management, these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
We have provided unsecured environmental indemnities to certain lenders and other contractual counterparties. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we may have recourse against other previous owners. In the ordinary course of doing business, we are subject to regulatory proceedings from time to time related to environmental and other matters. In the opinion of management, these matters will not have a material effect on our consolidated financial position, results of operations, or cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market (NASDAQ) under the symbol “LGIH.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock, as reported by the NASDAQ.

	High	Low
2016
1st Quarter	$24.33	$19.49
2nd Quarter	$31.94	$23.44
3rd Quarter	$39.46	$32.20
4th Quarter	$36.97	$28.63
2017
1st Quarter	$33.91	$27.40
2nd Quarter	$40.18	$29.04
3rd Quarter	$48.57	$39.90
4th Quarter	$76.99	$48.97
As of February 23, 2018, the closing price of our common stock on the NASDAQ was $65.73, and we had 30 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
Shelf Registration Statement and ATM Offering Programs
We filed a shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell from time to time various securities with a maximum offering price of $300.0 million. The Registration Statement was declared effective in August 2015. Under the Registration Statement, we established an at the market common stock offering program in each of August 2015 (the “2015 ATM Program”) and September 2016 (the “2016 ATM Program”) with Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, JMP Securities LLC and Builder Advisor Group, LLC, as sales agents to sell up to $30.0 million and $25.0 million, respectively, of our common stock. We issued and sold 743,554 and 345,760 shares of our common stock under the 2015 ATM Program during 2016 and 2015, respectively, and received net proceeds of approximately $19.8 million and $9.6 million in 2016 and 2015, respectively. We issued and sold 354,620 and 250,000 shares of our common stock under the 2016 ATM Program during 2017 and 2016, for net proceeds of approximately $15.5 million and $9.0 million, respectively.
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

Comparison of Cumulative Total Return among LGI Homes, Inc. Common Stock, the S&P 500 Index, and the S&P Homebuilders Index for the years ended December 31, 2017, 2016, 2015, 2014 and from November 7, 2013 to December 31, 2013

	11/7/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
LGIH	$100.00	$137.91	$115.66	$188.60	$222.71	$581.63
S&P 500 Index	$100.00	$105.79	$117.84	$116.99	$128.14	$153.03
S&P Homebuilders Index	$100.00	$110.54	$113.33	$113.54	$112.50	$146.99

ITEM 6.     SELECTED FINANCIAL DATA
The selected historical balance sheet and statement of operations information presented as of December 31, 2017, 2016 2015, 2014 and 2013 and for the years then ended have been derived from our audited historical consolidated financial statements. The following table should be read together with, and is qualified in its entirety by reference to, our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following table presents our selected historical financial and operating data as of the dates and for the periods indicated.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data and average home sales price)
Statement of Operations Data:
Revenues:
Home sales revenues	$1,257,960	$838,320	$630,236	$383,268	$160,067
Management and warranty fees	—	—	—	—	2,729
Total revenues	1,257,960	838,320	630,236	383,268	162,796
Expenses:
Cost of sales	937,540	616,707	463,304	280,481	121,326
Selling expenses	94,957	66,984	52,998	36,672	15,769
General and administrative	55,662	43,158	34,260	23,744	13,604
Income from unconsolidated joint ventures	—	—	—	—	(4,287)
Operating income	169,801	111,471	79,674	42,371	16,384
Interest expense, net	—	—	—	—	51
Gain on remeasurement of interests in LGI/GTIS Joint Ventures	—	—	—	—	(6,446)
Other income, net	(1,601)	(2,201)	(606)	(708)	(24)
Net income before income taxes	171,402	113,672	80,280	43,079	22,803
Income tax provision	58,096	38,641	27,450	14,868	1,066
Net income	113,306	75,031	52,830	28,211	21,737
Loss attributable to non-controlling interests	—	—	—	—	590
Net income attributable to owners	$113,306	$75,031	$52,830	$28,211	$22,327
Basic earnings per share (1)	$5.24	$3.61	$2.65	$1.37	$0.34
Diluted earnings per share (1)	$4.73	$3.41	$2.44	$1.33	$0.34
Other Financial and Operating Data:
Active communities at end of year	78	63	52	39	25
Home closings	5,845	4,163	3,404	2,356	1,062
Average sales price of homes closed	$215,220	$201,374	$185,146	$162,677	$150,722
Gross margin (2)	$320,420	$221,613	$166,932	$102,787	$38,741
Gross margin % (3)	25.5%	26.4%	26.5%	26.8%	24.2%
Adjusted gross margin (4)	$338,066	$232,778	$175,120	$108,111	$43,371
Adjusted gross margin % (3)(4)	26.9%	27.8%	27.8%	28.2%	27.1%

	December 31,
	2017	2016	2015	2014	2013 (5)
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$67,571	$49,518	$37,568	$31,370	$54,069
Real estate inventory	$918,933	$717,681	$531,228	$367,908	$141,983
Goodwill	$12,018	$12,018	$12,234	$12,481	$12,728
Total assets	$1,079,892	$814,514	$618,702	$434,289	$220,905
Notes payable	$475,195	$400,483	$304,561	$212,261	$35,430
Total liabilities	$590,046	$459,313	$371,313	$251,790	$56,531
Total equity	$489,846	$355,201	$247,389	$182,499	$164,374

(1)
Earnings per share is presented for the years ended December 31, 2017, 2016, 2015, 2014 and the period from November 13, 2013 (date of closing of IPO) to December 31, 2013. See Note 8 “Equity” to our consolidated financial statements included in Part II, Item 8 of this Annual Report of this Form 10-K for calculation of earnings per share.

(2)	Gross margin is home sales revenues less cost of sales.

(3)	Calculated as a percentage of home sales revenues.

(4)
Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin less capitalized interest and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes this information is useful because it isolates the impact that capitalized interest and purchase accounting adjustments have on gross margin. However, because adjusted gross margin information excludes capitalized interest and purchase accounting adjustment, which have real economic effects and could impact our results, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” for a reconciliation of adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.

(5)
In November 2013, we completed an initial public offering (the “IPO”) of our common stock. As a result of the reorganization transactions completed in connection with the IPO (the “Reorganization Transactions”), for accounting purposes, our 2013 historical results present the combined assets, liabilities and results of operations of LGI Homes, Inc. since the date of its formation and certain affiliates and their direct and indirect subsidiaries prior to the IPO. For the period subsequent to the IPO, the assets, liabilities and results of operations present the consolidated results of the Company.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms when used in a historical context refer to LGI Homes, Inc. and its subsidiaries.
Key Results
Key financial results as of and for the year ended December 31, 2017, as compared to the year ended December 31, 2016, were as follows:

•	Home sales revenues increased 50.1% to $1.3 billion from $838.3 million.

•	Homes closed increased 40.4% to 5,845 homes from 4,163 homes.

•	Average sales price of our homes increased $13,846 to $215,220 from $201,374.

•	Gross margin as a percentage of home sales revenues decreased to 25.5% from 26.4%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 26.9% from 27.8%.

•	Net income before income taxes increased 50.8% to $171.4 million from $113.7 million.

•
Active communities at the end of 2017 increased to 78 from 63. Eleven active communities added during 2017 are outside of our Texas markets, contributing to the further geographic diversification of our business to markets outside of Texas.

•	Total owned and controlled lots increased 34.8% to 39,709 lots at December 31, 2017 from 29,460 lots at December 31, 2016.
For a reconciliation of adjusted gross margin (a non-GAAP financial measure) to gross margin, the most directly comparable GAAP financial measure, please see “—Non-GAAP Measures.”
Recent Developments
As of December 31, 2017, we are a “large accelerated filer” (as defined in the relevant SEC rules) and no longer qualify to be an “emerging growth company.”
We have started construction in our new markets of Oklahoma City, Birmingham and Sacramento.  We expect home closings to begin to occur in the second quarter of 2018 for our Oklahoma City market and in the third quarter of 2018 for our Sacramento and Birmingham markets.  In 2018, we also expect to begin home construction and sales by year end for our Las Vegas market.
During the fourth quarter of 2017, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30-trading day period ending on September 30, 2017. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of October 1, 2017 through December 31, 2017 (inclusive). During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes were settled in January and February 2018 resulting in the issuance of 486,679 shares of our common stock and the payment of $15.0 million for the principal amount of such Convertible Notes. During the first quarter of 2018, the Convertible Notes continue to be convertible. As of the date of the filing of this Annual Report on Form 10-K, no other conversion notices have been received by us.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), reducing the U.S. federal corporate income tax rate for tax years beginning after December 31, 2017, among other changes. Under ASC 740, Income Taxes (“ASC 740”), the effects of new legislation are recognized in the period that includes the date of enactment. As a result, our deferred taxes are now measured at the new corporate tax rate of 21% and applicable state tax rates. The effect of this change impacts our effective tax rate. The estimated impact on 2017 was to reduce the value of our deferred tax assets by approximately $1.1 million and has been reflected in our effective tax rate reconciliation.
Our effective tax rate in 2018, excluding any excess tax benefit from the settlement of stock-based compensation arrangements, will be favorably impacted by the change in the Federal statutory tax rate from 35% in 2017 to 21% in 2018. We expect continued rate volatility in future years attributable to the recognition of excess tax benefits from stock compensation plan activity. The Act eliminates the “performance-based compensation” exception from Section 162(m). The Act includes a grandfathering provision for compensation pursuant to a written binding contract which was in effect on November 2, 2017, and which was not modified in any material respect after such date. However, as there is some uncertainty around the grandfathering provisions related to performance-based executive compensation, we have estimated a provisional amount for deferred tax assets related to performance-based executive compensation.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands, except per share data and average home sales price)

Statement of Income Data:
Home sales revenues	$1,257,960	$838,320	$630,236
Expenses:
Cost of sales	937,540	616,707	463,304
Selling expenses	94,957	66,984	52,998
General and administrative	55,662	43,158	34,260
Operating income	169,801	111,471	79,674
Other income, net	(1,601)	(2,201)	(606)
Net income before income taxes	171,402	113,672	80,280
Income tax provision	58,096	38,641	27,450
Net income	$113,306	$75,031	$52,830
Basic earnings per share	$5.24	$3.61	$2.65
Diluted earnings per share	$4.73	$3.41	$2.44
Other Financial and Operating Data:
Active communities at end of year	78	63	52
Home closings	5,845	4,163	3,404
Average sales price of homes closed	$215,220	$201,374	$185,146
Gross margin (1)	$320,420	$221,613	$166,932
Gross margin % (2)	25.5%	26.4%	26.5%
Adjusted gross margin (3)	$338,066	$232,778	$175,120
Adjusted gross margin % (2)(3)	26.9%	27.8%	27.8%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

(3)
Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin less capitalized interest and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes this information is useful because it isolates the impact that capitalized interest and purchase accounting adjustments have on gross margin. However, because adjusted gross margin information excludes capitalized interest and purchase accounting adjustment, which have real economic effects and could impact our results, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. Please see “—Non-GAAP Measures” for a reconciliation of adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Homes Sales.  Our home sales revenues, closings, average sales price (ASP), and ending community count by division for the years ended December 31, 2017 and 2016 were as follows (Revenues in thousands):

	Year Ended December 31,
	2017			2016
	Revenues	Closings	ASP	Revenues	Closings	ASP
Central	$532,447	2,613	$203,768	$429,505	2,143	$200,422
Southwest	243,037	942	258,001	165,017	737	223,904
Southeast	183,422	973	188,512	111,651	635	175,828
Florida	199,733	1,014	196,975	115,276	595	193,741
Northwest	98,514	300	328,380	16,871	53	318,321
Midwest	807	3	269,000	—	—	—
Total home sales revenue	$1,257,960	5,845	$215,220	$838,320	4,163	$201,374

	At December 31,
Community count	2017	2016
Central	28	24
Southwest	16	15
Southeast	17	11
Florida	11	10
Northwest	5	3
Midwest	1	—
Total community count	78	63
 Home sales revenues for the year ended December 31, 2017 were $1,258.0 million, an increase of $419.6 million, or 50.1%, from $838.3 million for the year ended December 31, 2016. The increase in home sales revenues is primarily due to a 40.4% increase in homes closed and an increase in the average selling price per home during the year ended December 31, 2017 as compared to the year ended December 31, 2016. We closed 5,845 homes during 2017, as compared to 4,163 homes closed during 2016. This increase in home closings was largely due to the increase in the number of active communities in 2017. The average selling price per home closed during the year ended December 31, 2017 was $215,220, an increase of $13,846, or 6.9%, from the average selling price per home of $201,374 for the year ended December 31, 2016. This increase in the average selling price per home was primarily due to changes in product mix, higher price points in certain new markets and a favorable pricing environment. We continued to diversify our operations outside of our Central division during 2017.  We increased our home sales revenues in our divisions other than our Central division by $316.7 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 representing a 60.0% increase in the number of homes closed in these divisions during 2017 as compared to 2016.  Our active selling communities at December 31, 2017 increased to 78 from 63 at December 31, 2016.  Eleven of the fifteen active selling communities added during 2017 were outside of our Central division, contributing to the further geographic diversification of our business.  During 2017, our Southeast division added six communities, our Central division added four communities, our Northwest division added two communities, and our Southwest, Florida and Midwest divisions each added one community.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the year ended December 31, 2017 to $937.5 million, an increase of $320.8 million, or 52.0%, from $616.7 million for the year ended December 31, 2016. This increase is primarily due to a 40.4% increase in homes closed during 2017 as compared to 2016, and to a lesser degree, product mix. The increase in average cost of sales per home is primarily due to changes in construction costs associated with product mix and lot costs. Gross margin for the year ended December 31, 2017 was $320.4 million, an increase of $98.8 million, or 44.6%, from $221.6 million for the year ended December 31, 2016. Gross margin as a percentage of home sales revenues was 25.5% for the year ended December 31, 2017 and 26.4% for the year ended December 31, 2016. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of higher construction costs and lot costs partially offset by higher average home sales price for the year ended December 31, 2017 as compared to the year ended December 31, 2016, and to a lesser extent due to 201 wholesale home closings during 2017 compared to zero wholesale home closings during 2016.
Selling Expenses.  Selling expenses for the year ended December 31, 2017 were $95.0 million, an increase of $28.0 million, or 41.8%, from $67.0 million for the year ended December 31, 2016. Sales commissions increased to $50.2 million for the year ended December 31, 2017 from $31.1 million during 2016 largely due to a 50.1% increase in home sales revenue during 2017 as compared to 2016. Selling expense as a percentage of home sales revenues were 7.5% and 8.0% for the years ended December 31, 2017 and 2016, respectively and generally reflects operating leverage realized relating to advertising cost.
General and Administrative. General and administrative expenses for the year ended December 31, 2017 were $55.7 million, an increase of $12.5 million, or 29.0%, from $43.2 million for the year ended December 31, 2016. The increase in the amount of general and administrative expenses is primarily due to additional general and administrative compensation costs associated with an increase of active communities and home closings during 2017 as compared to 2016. General and administrative expenses as a percentage of home sales revenues were 4.4% and 5.1% for the years ended December 31, 2017 and 2016, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during 2017 as compared to 2016.
Other Income. Other income, net of other expenses was $1.6 million for the year ended December 31, 2017, a decrease of $0.6 million from $2.2 million for the year ended December 31, 2016. Other income includes $0.5 million and $1.0 million from the sales of lots in 2017 and 2016, respectively.
Operating Income, Net Income before Income Taxes, and Net Income.  Operating income for the year ended December 31, 2017 was $169.8 million, an increase of $58.3 million, or 52.3%, from $111.5 million for the year ended December 31, 2016. Net income before income taxes for the year ended December 31, 2017 was $171.4 million, an increase of $57.7 million, or 50.8%, over the year ended December 31, 2016.  Our divisions contributed the following amounts and percentages of net income before income taxes during 2017: Central - $90.0 million or 52.5%; Southwest - $28.0 million or 16.3%; Florida - $25.7 million or 15.0%; Southeast - $20.0 million or 11.6%; and Northwest - $12.0 million of 7.0%. Net income for the year ended December 31, 2017 was $113.3 million, an increase of $38.3 million, or 51.0%, from $75.0 million for the year ended December 31, 2016. The increases are primarily attributed to a 40.4% increase in homes closed, a higher average sales price and improved leverage realized during 2017 as compared to 2016.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Homes Sales.  Our home sales revenues, closings, average sales price (ASP), and ending community count by division for the years ended December 31, 2016 and 2015 were as follows (Revenues in thousands):

	Year Ended December 31,
	2016			2015
	Revenues	Closings	ASP	Revenues	Closings	ASP
Central	$429,505	2,143	$200,422	$350,674	1,856	$188,941
Southwest	165,017	737	223,904	109,878	565	194,474
Southeast	111,651	635	175,828	95,949	587	163,457
Florida	115,276	595	193,741	73,735	396	186,199
Northwest	16,871	53	318,321	—	—	—
Total home sales revenue	$838,320	4,163	$201,374	$630,236	3,404	$185,146

	At December 31,
Community count	2016	2015
Central	24	24
Southwest	15	11
Southeast	11	10
Florida	10	7
Northwest	3	—
Total community count	63	52
Home sales revenues for the year ended December 31, 2016 were $838.3 million, an increase of $208.1 million, or 33.0%, from $630.2 million for the year ended December 31, 2015. The increase in home sales revenues is primarily due to a 22.3% increase in homes closed and an increase in the average selling price per home during the year ended December 31, 2016 as compared to the year ended December 31, 2015. We closed 4,163 homes during 2016, as compared to 3,404 homes closed during 2015. This increase in home closings was largely due to the increase in the number of active communities in 2016. The average selling price per home closed during the year ended December 31, 2016 was $201,374, an increase of $16,228, or 8.8%, from the average selling price per home of $185,146 for the year ended December 31, 2015. This increase in the average selling price per home was primarily due to changes in product mix, higher price points in certain new markets and a favorable pricing environment. We continued to diversify our operations outside of our Central division during 2016.  We increased our home sales revenues in our divisions other than our Central division by $129.3 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015 representing a 30.5% increase in the number of homes closed in these divisions during 2016 as compared to 2015.  Our active selling communities at December 31, 2016 increased to 63 from 52 at December 31, 2015.  All eleven active selling communities added during 2016 were outside of our Central division, contributing to the further geographic diversification of our business.  During 2016, our Southwest division added four communities, our Florida and Northwest divisions each added three communities, and our Southeast division added one community.
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
Other Income. Other income, net of other expenses, was $2.2 million for the year ended December 31, 2016, an increase of $1.6 million from $0.6 million for the year ended December 31, 2015. Other income includes $1.0 million and $0.2 million from the sales of lots in 2016 and 2015, respectively.
Operating Income, Net Income before Income Taxes, and Net Income. Operating income for the year ended December 31, 2016 was $111.5 million, an increase of $31.8 million, or 39.9%, from $79.7 million for the year ended December 31, 2015. Net income before income taxes for the year ended December 31, 2016 was $113.7 million, an increase of $33.4 million, or 41.6%, over the year ended December 31, 2015.  Our divisions contributed the following amounts and percentages of net income before income taxes during 2016: Central - $73.0 million or 64.2%; Southwest - $13.9 million or 12.2%; Florida - $14.5 million or 12.7%; Southeast - $15.2 million or 13.4%. Net income for the year ended December 31, 2016 was $75.0 million, an increase of $22.2 million, or 42.0%, from $52.8 million for the year ended December 31, 2015. The increases are primarily attributed to a 22.3% increase in homes closed, a higher average sales price and improved leverage realized during 2016 as compared to 2015.

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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Home sales revenues	$1,257,960	$838,320	$630,236
Cost of sales	937,540	616,707	463,304
Gross margin	320,420	221,613	166,932
Capitalized interest charged to cost of sales	17,400	10,680	6,057
Purchase accounting adjustments (a)	246	485	2,131
Adjusted gross margin	$338,066	$232,778	$175,120
Gross margin % (b)	25.5%	26.4%	26.5%
Adjusted gross margin % (b)	26.9%	27.8%	27.8%

(a)
Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.

(b)	Calculated as a percentage of home sales revenues.

Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing the purchase contract. The amount of the required deposit is minimal (generally $1,000 or less). The deposits are refundable if the retail homebuyer is unable to obtain mortgage financing. We permit our retail homebuyers to cancel the purchase contract and obtain a refund of their deposit in the event mortgage financing cannot be obtained within a certain period of time, as specified in their purchase contract. Typically, our retail homebuyers provide documentation regarding their ability to obtain mortgage financing within 14 days after the purchase contract is signed. If we determine that the homebuyer is not qualified to obtain mortgage financing or is not otherwise financially able to purchase the home, we will terminate the purchase contract. If a purchase contract has not been cancelled or terminated within 14 days after the purchase contract has been signed, then the homebuyer has met the preliminary criteria to obtain mortgage financing. Only purchase contracts that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing are included in new (gross) orders.
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

Backlog Data	Year Ended December 31,
	2017 (5)	2016(4)	2015
Net orders (1)	6,215	4,086	3,628
Cancellation rate (2)	25.4%	24.5%	27.2%
Ending backlog - homes (3)	816	446	523
Ending backlog - value (3)	$191,831	$96,940	$102,593

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract and have met our preliminary financing criteria but have not yet closed and wholesale contracts for which the required deposit has been made. Ending backlog is valued at the contract amount.

(4)	156 units and values related to a bulk sales agreement are not included in the table above.

(5)	106 units and values related to bulk sales agreements are not included in the table above.
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
Liquidity and Capital Resources
Overview
As of December 31, 2017, we had $67.6 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of a business combination.
We generally rely on our ability to finance our operations by generating operating cash flows, borrowing under our revolving credit facility or the issuance and sale of shares of our common stock. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing financing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.
Under our $300.0 million Form S-3 shelf registration statement, which was declared effective in August 2015, we have the ability to access the debt and equity capital markets, as needed as part of our ongoing financing strategy. At December 31, 2017, we have used approximately $55.0 million of the securities registered under the registration statement.
We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, and cash expected to be available from our revolving credit facility or through accessing debt or equity capital, as needed.
Revolving Credit Facility
In May 2017, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a revolving credit facility of $600.0 million, which could be increased upon our request up to $650.0 million in accordance with the terms and conditions of the Credit Agreement. The revolving credit facility matures on May 31, 2020. Prior to each annual anniversary of the closing of the Credit Agreement, we may request a one-year extension of the maturity date. Prior to nonperformance of certain financial covenants under the Credit Agreement, the revolving credit facility is unsecured. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million.
As of December 31, 2017, the borrowing base under the Credit Agreement was $568.0 million, of which borrowings of $400.0 million were outstanding, $6.7 million represents letter of credit assurances, and the remaining $161.3 million was available to borrow.
The Credit Agreement requires us to maintain a tangible net worth of not less than $300.0 million plus (i) 75% of the net proceeds of all equity issuances after December 31, 2016 plus 50% of the amount of our net income in any fiscal quarter after December 31, 2016, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2017, we were in compliance with all of the covenants contained in the Credit Agreement.
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
During the fourth quarter of 2017, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on September 30, 2017. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of October 1, 2017 through December 31, 2017 (inclusive). During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes were settled in January and February 2018 resulting in the issuance of 486,679 shares of our common stock and, the payment of $15.0 million for the principal amount of such Convertible Notes. During the first quarter of 2018, the Convertible Notes continue to be convertible. As of the date of the filing of this Annual Report on Form 10-K, no other conversion notices have been received by us.
The issuance of our Convertible Notes was recorded at the issuance date fair value of $76.5 million. The fair value was determined using a discount rate of 6.6% based on the rate of return investors would require for a similar liability, reflecting an $8.5 million discount. $5.5 million of the remaining proceeds was recorded to additional paid-in capital to reflect the equity component of the Convertible Notes and $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted over the term to maturity. The net proceeds from the offering of the Convertible Notes was approximately $82.0 million. Of the $3.0 million of debt issuance costs, $2.7 million was allocated to the liability component and the remaining $0.3 million was allocated as an offset to the equity component of the Convertible Notes. At December 31, 2017, Notes payable in our accompanying consolidated financial statements include $80.5 million representing the accreted principal amount of the Convertible Notes.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $49.7 million as of December 31, 2017. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit or surety bonds or financial guarantees as of December 31, 2017 will be drawn upon.
Cash Flows
Year Ended December 31, 2017 compared to Year Ended December 31, 2016
Net cash used in operating activities during the year ended December 31, 2017 was $68.5 million as compared to $108.2 million during the year ended December 31, 2016. The $39.7 million decrease in net cash used in operating activities was primarily attributable to a $63.7 million increase in accounts payable, accrued expenses, and other liabilities, offset by cash outlays for the $16.7 million increase in the net change in real estate inventory year-over-year, which is primarily related to our increased community count, additional homes under construction and land acquisitions combined with year-over-year change in net cash provided by working capital items ($27.9 million increase in accounts receivable, $14.1 million increase in other assets and $4.6 million increase in cash paid for pre-acquisition costs and deposits).
Net cash used in investing activities during the year ended December 31, 2017 was $0.5 million as compared to $0.7 million during the year ended December 31, 2016 and reflects the purchase of property and equipment.
Net cash provided by financing activities totaled $87.0 million during the year ended December 31, 2017 as compared to $120.9 million during the year ended December 31, 2016. The $33.8 million decrease in net cash provided by financing activities is primarily due to the $20.0 million decrease in net borrowings under our revolving credit facility, the $12.3 million decrease in net proceeds realized from the issuance and sale of shares of our common stock, and the $1.7 million increase in loan issuance costs associated with the Credit Agreement.

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
Net cash provided by financing activities totaled $120.9 million during the year ended December 31, 2016 as compared to $96.5 million during the year ended December 31, 2015. The $24.4 million increase in net cash provided by financing activities is primarily due to the $4.4 million increase in net borrowings under our revolving credit facility and the $19.9 million of additional net proceeds from the issuance and sale of shares of our common stock during 2016 as compared to 2015.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings, and to minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of December 31, 2017, we had $17.8 million of cash deposits pertaining to land purchase contracts for 18,758 lots with an aggregate purchase price of $460.7 million. Approximately $8.4 million of the cash deposits as of December 31, 2017 are secured by third-party guarantees or indemnity mortgages on the related property.
Our utilization of land purchase contracts is dependent on, among other things, the availability of land sellers willing to enter into contracts at acceptable terms, which may include option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing conditions, and local market dynamics. Land purchase contracts may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain markets.
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers.

Contractual Obligations Table
The following is a summary of our contractual obligations as of December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings:
Credit Facility (a)	$400,000	$—	$400,000	$—	$—
Convertible Notes (b)	85,000	85,000	—	—	—
Inventory related obligations(c)	12,906	356	777	867	10,906
Interest and fees (d)	87,068	32,224	46,490	1,269	7,085
Operating leases	6,501	778	1,151	1,144	3,428
Total	$591,475	$118,358	$448,418	$3,280	$21,419

(a)
Represents borrowings under our $600.0 million revolving credit facility which matures on May 31, 2020. See Note 6 “Notes Payable” to our consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.

(b)
Represents $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019. The Convertible Notes mature on November 15, 2019. Based on the terms of the Convertible Notes, the holders may elect to convert all or a portion of the Convertible Notes owned during the period January 1, 2018 through March 31, 2018 (inclusive) therefore the Convertible Notes are reflected above with a current maturity date. $15.0 million principal amount of Convertible Notes have been converted in 2018 prior to the filing of this Annual Report on Form 10-K. See Note 6 “Notes Payable” to our consolidated financial statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.

(c)
The Company owns lots in certain communities that have Community Development Districts (“CDD”) or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. Such obligations represent a non-cash cost of the lots.

(d)
All of the outstanding borrowings under the Credit Facility is at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of December 31, 2017 was LIBOR plus 3.15%. Fees on the Credit Facility are approximately $0.1 million per year. Interest on our Convertible Notes accrues at a fixed rate of 4.25% per year and is payable semiannually beginning on May 15, 2015 through November 15, 2019 and includes $3.6 million in costs, per year through maturity date. Inventory related obligations for infrastructure development attached to the land are subject to a fixed interest rate generally ranging from 1.33% to 7.13%, typically payable over a 30 year period, and are ultimately assumed by the homebuyer when home sales are closed.

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
Changes to estimated total development costs subsequent to initial home closings in a community are allocated to the remaining unsold homes in the community on a prospective basis. Home construction costs and related carrying charges are allocated to the cost of individual homes using the specific identification method and are capitalized as they are incurred. Capitalized interest, property taxes, and other carrying costs are generally capitalized to real estate inventory from the point development begins to the point construction is completed. Costs associated with homes closed are charged to cost of sales simultaneously with revenue recognition.
Impairment of Real Estate Inventories.
In accordance with ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales prices and/or margins are trending downward and are anticipated to continue to trend downward. Due largely to the relatively short development and construction periods for our communities and our growth, we have not experienced circumstances during 2017, 2016 or 2015 that are indicators of impairment. Our future sales and margins may be impacted by our inability to realize continued growth, increased cost associated with holding and developing land, local economic factors, pressure on home sales prices, increased carrying costs, and insufficient access to labor and materials at reasonable costs. For individual communities with indicators of impairment, we perform additional analysis to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the asset, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model; changes to the expected cash flows may lead to changes in the outcome of our impairment analysis.
The life cycle of a community generally ranges from two to five years, commencing with the acquisition of land, continuing through the land development phase, and concluding with the construction, sale, and delivery of homes. A constructed home is used as the community information center during the life of the community and then sold. Actual individual community lives will vary based on the size of the community, the sales absorption rate, whether we purchased the property as raw land or finished lots, and the timing and phasing of development on larger projects.
Impairment of land and land under development.
For raw land, land under development and completed lots that our management anticipates will be utilized for future homebuilding activities or to be sold as finished lots to individuals, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home or lot sales, consistent with the evaluation of operating communities discussed above. As of December 31, 2017, we had not identified any raw land, land under development or completed lots that management intends to market for sale in bulk to a third-party.
Pre-acquisition costs and controlled lots not owned.
We enter into land purchase agreements in the ordinary course of business in order to secure land for the construction of homes in the future. Pursuant to these agreements, we typically provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. We do not have title to the property and our obligations with respect to the contracts are generally limited to the forfeiture of the related nonrefundable cash deposits.
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
Goodwill
We record goodwill associated with our acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. We evaluate our goodwill balances for potential impairment on an annual basis. In applying the goodwill impairment test, we have the option to perform a qualitative test (also known as “Step 0”) or a two-step quantitative test (consisting of “Step 1” and “Step 2”). Under the Step 0 test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the two-step quantitative test is necessary. During 2017 we performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. During fiscal year 2016 and 2015, we performed the two-step quantitative impairment test.
Taxes
We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, changes in tax rate are recognized in the year of enactment. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Our ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established, if required. We recognize the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. We recognize potential interest and penalties related to uncertain tax positions in income tax expense, as applicable.
The SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Tax Act for which the accounting under ASC 740 is incomplete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Tax Act.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($85.0 million aggregate principal amount of the 4.25% Convertible Notes as of December 31, 2017 and certain inventory related obligations) and variable-rate debt (our $600.0 million revolving credit facility which may be increased to $650.0 million in accordance with the terms and conditions of the Credit Agreement) as part of financing our operations. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Other than as a result of a notice of conversion, we do not have the obligation to prepay the Convertible Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2017. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” in Item 1A. Risk Factors.
As of December 31, 2017, we had $394.7 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of December 31, 2017 was LIBOR plus 3.15%. At December 31, 2017, LIBOR was 1.49%. A hypothetical

100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $4.0 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our consolidated financial position, results of operations, or liquidity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LGI Homes, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young
We have served as the Company’s auditor since 2013.
Houston, Texas
February 27, 2018

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2017	2016

ASSETS
Cash and cash equivalents	$67,571	$49,518
Accounts receivable	44,706	17,055
Real estate inventory	918,933	717,681
Pre-acquisition costs and deposits	18,866	10,651
Property and equipment, net	1,674	1,960
Other assets	14,196	5,631
Deferred tax assets, net	1,928	—
Goodwill	12,018	12,018
Total assets	$1,079,892	$814,514

LIABILITIES AND EQUITY
Accounts payable	$12,020	$12,277
Accrued expenses and other liabilities	102,831	46,389
Deferred tax liabilities, net	—	164
Notes payable	475,195	400,483
Total liabilities	590,046	459,313
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 22,845,580 shares issued and 21,845,580 shares outstanding as of December 31, 2017 and 22,311,310 shares issued and 21,311,310 shares outstanding as of December 31, 2016	228	223
Additional paid-in capital	229,680	208,346
Retained earnings	276,488	163,182
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	489,846	355,201
Total liabilities and equity	$1,079,892	$814,514

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2017	2016	2015

Home sales revenues	$1,257,960	$838,320	$630,236
Cost of sales	937,540	616,707	463,304
Selling expenses	94,957	66,984	52,998
General and administrative	55,662	43,158	34,260
Operating income	169,801	111,471	79,674
Other income, net	(1,601)	(2,201)	(606)
Net income before income taxes	171,402	113,672	80,280
Income tax provision	58,096	38,641	27,450
Net income	$113,306	$75,031	$52,830
Earnings per share:
Basic	$5.24	$3.61	$2.65
Diluted	$4.73	$3.41	$2.44

Weighted average shares outstanding:
Basic	21,604,932	20,798,333	19,939,761
Diluted	23,933,122	22,024,091	21,740,719

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2014	20,849,044	$208	$163,520	$35,321	$(16,550)	$182,499
Net income	—	—	—	52,830	—	52,830
Issuance of shares, net of offering costs	345,760	4	9,492	—	—	9,496
Issuance of restricted stock units in settlement of accrued bonuses	—	—	238	—	—	238
Compensation expense for equity awards	—	—	2,279	—	—	2,279
Stock issued under employee incentive plans	75,585	1	46	—	—	47
BALANCE—December 31, 2015	21,270,389	$213	$175,575	$88,151	$(16,550)	$247,389
Net income	—	—	—	75,031	—	75,031
Issuance of shares, net of offering costs	993,554	10	28,467	—	—	28,477
Issuance of restricted stock units in settlement of accrued bonuses	—	—	138	—	—	138
Compensation expense for equity awards	—	—	3,396	—	—	3,396
Stock issued under employee incentive plans	47,367	—	770	—	—	770
BALANCE—December 31, 2016	22,311,310	$223	$208,346	$163,182	$(16,550)	$355,201
Net income	—	—	—	113,306	—	113,306
Issuance of shares, net of offering costs	354,620	3	15,339	—	—	15,342
Issuance of restricted stock units in settlement of accrued bonuses	—	—	167	—	—	167
Compensation expense for equity awards	—	—	4,188	—	—	4,188
Stock issued under employee incentive plans	179,650	2	1,640	—	—	1,642
BALANCE—December 31, 2017	22,845,580	$228	$229,680	$276,488	$(16,550)	$489,846

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2017	2016	2015

Cash flows from operating activities:
Net income	$113,306	$75,031	$52,830
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	791	1,089	883
Loss on disposal of assets	13	1	—
Excess tax benefits from stock based compensation	—	(138)	(47)
Compensation expense for equity awards	4,188	3,396	2,279
Deferred income taxes	(2,092)	(2,562)	42
Changes in assets and liabilities:
Accounts receivable	(27,651)	270	(9,960)
Real estate inventory	(200,609)	(183,884)	(151,707)
Pre-acquisition costs and deposits	(8,215)	(3,650)	2,877
Other assets	(8,643)	5,472	(4,795)
Accounts payable	(257)	(11,747)	8,522
Accrued expenses and other liabilities	60,702	8,539	9,920
Net cash used in operating activities	(68,467)	(108,183)	(89,156)
Cash flows from investing activities:
Purchases of property and equipment	(518)	(722)	(1,117)
Net cash used in investing activities	(518)	(722)	(1,117)
Cash flows from financing activities:
Proceeds from notes payable	100,000	140,000	245,382
Payments on notes payable	(25,000)	(45,000)	(154,786)
Loan issuance costs	(4,375)	(2,684)	(2,238)
Proceeds from sale of stock, net of offering expenses	17,130	29,448	9,593
Payment for offering costs	(69)	(204)	(419)
Payment for earnout obligation	(648)	(843)	(1,108)
Excess tax benefits from equity awards	—	138	47
Net cash provided by financing activities	87,038	120,855	96,471
Net increase in cash and cash equivalents	18,053	11,950	6,198
Cash and cash equivalents, beginning of year	49,518	37,568	31,370
Cash and cash equivalents, end of year	$67,571	$49,518	$37,568

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
Headquartered in the Woodlands, Texas, we engage in the design, construction and sale of homes in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, and Minnesota.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. The significant accounting estimates include real estate inventory and cost of sales, impairment of real estate inventory and property and equipment, goodwill, warranty reserves, the fair value of the convertible debt, loss contingencies, incentive compensation expense, and income taxes.
Cash and Cash Equivalents and Concentration of Credit Risk
Cash and cash equivalents are defined as cash on hand, demand deposits with financial institutions, and short-term liquid investments with an initial maturity date of less than three months. Our cash in demand deposit accounts may exceed federally insured limits and could be negatively impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or diminished access to cash in our demand deposit accounts.
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
Land, development and other project costs, including interest and property taxes incurred during development and home construction and net of expected reimbursements of development costs, are capitalized to real estate inventory. Land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate. The costs of lots are transferred to homes in progress when home construction begins. Home construction costs and related carrying charges are allocated to the cost of individual homes using the specific identification method. Costs that are not specifically identifiable to a home are allocated on a pro rata basis, which we believe approximates the costs that would be determined using an allocation method based on relative sales values since the individual lots or homes within a community are similar in value. Inventory costs for completed homes are expensed to cost of sales as homes are closed. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining unsold lots and homes in the community on a pro rata basis.
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

In accordance with the ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model. As of December 31, 2017 and 2016, the real estate inventory is stated at cost; there were no inventory impairment charges recorded during the years ended December 31, 2017, 2016 and 2015.
Capitalized Interest
Interest and other financing costs are capitalized as cost of inventory during community development and home construction activities, in accordance with ASC Topic 835, Interest and expensed in cost of sales as homes in the community are closed. To the extent the debt exceeds qualified assets, a portion of the interest incurred is expensed.
Pre-Acquisition Costs and Deposits
Amounts paid for land options, deposits on land purchase contracts, and other pre-acquisition costs are capitalized and classified as deposits to purchase. Upon execution of the purchase, these deposits are applied to the acquisition price of the land and recorded as a cost component of the land in real estate inventory. To the extent that any deposits are nonrefundable and the associated land acquisition process is terminated or no longer determined probable, the deposit and related pre-acquisition costs are charged to other income, net. Management reviews the likelihood of the acquisition of contracted lots in conjunction with its periodic real estate impairment analysis.
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of December 31, 2017 and 2016, we were not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposits.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
Other Assets
Other assets consist primarily of prepaid insurance, security deposits, and prepaid expenses. Our prepaid expenses were $7.5 million and $3.0 million as of December 31, 2017 and 2016, respectively.
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
Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout the remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the years ended December 31, 2017, 2016 and 2015.

Goodwill and Intangible Assets
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 805, Business Combinations. Goodwill and intangible assets that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The $12.0 million of goodwill is related to the reorganization transactions completed in connection with the initial public offering of our common stock in November 2013. In applying the goodwill impairment test, we have the option to perform a qualitative test (also known as “Step 0”) or a two-step quantitative test (consisting of “Step 1” and “Step 2”). Under the Step 0 test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the two-step quantitative test is necessary. During 2017, we performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. During 2016 and 2015, we performed the two-step quantitative impairment test. No goodwill impairment charges were recorded in 2017, 2016 and 2015.
Warranty Reserves
Future direct warranty costs are accrued and charged to cost of sales in the period when the related home is closed. Our warranty liability is based upon historical warranty cost experience and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built, the geographic areas in which they are built, and potential impacts of our continued expansion.
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
Advertising Costs
Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $15.2 million, $11.3 million and $9.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Income Taxes
We are a taxable entity subject to federal and state taxes. We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Changes in tax rate are recognized in the year of enactment. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Our ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established, if required. We recognize the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. We recognize potential interest and penalties related to uncertain tax positions in income tax expense.
We file income tax returns in the U.S. federal jurisdiction and in various states and we do not have any unrecognized tax benefits. We are not presently under exam for income tax by any taxing jurisdiction, and no longer remain subject to exam for years before 2014 (2013 for Texas).
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
Stock-Based Compensation
Compensation costs for non-performance-based restricted stock awards are measured using the closing price of our common stock on the date of grant and are expensed on a straight-line basis over the requisite service period of the award. Compensation costs for performance-based restricted stock awards contain a market condition. These costs are measured using the derived grant date fair value, based on a third party valuation analysis, but are expensed in accordance with ASC 718-10-25-20, Compensation - Stock Compensation, which requires an assessment of probability of attainment of the performance target. Once the performance target outcome is determined to be probable, the cumulative expense is adjusted, as needed, to recognize compensation expense on a straight-line basis over the award’s requisite service period.
Recently Adopted Accounting Standards
Effective January 1, 2017, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which includes multiple amendments intended to simplify aspects of share-based payment accounting and how they are presented in the financial statements. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the statement of operations, resulting in $1.0 million impact to the recognition of excess tax benefits for the year ended December 31, 2017.
In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. We have elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, resulting in $1.0 million impact to operating cash flow for the year ended December 31, 2017.
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”), which addresses specific classification issues and is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. ASU 2016-15 will be effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We do not expect the adoption of ASU 2016-15 will have a material effect on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Topic 842 “Leases,” will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach. As part of our assessment work-to-date, we have formed an implementation work team and we are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 and related FASB updates are effective for us beginning January 1, 2018 and, at that time, we expect to adopt the new standard under the modified retrospective approach. We have completed our evaluation on the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and concluded that the overall impact is not material to our consolidated financial statements.
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	December 31,
	2017	2016
Land, land under development, and finished lots	$494,552	$477,461
Information centers	18,327	13,589
Homes in progress	191,659	94,686
Completed homes	214,395	131,945
Total real estate inventory	$918,933	$717,681
Interest and financing costs incurred under our debt obligations, as more fully discussed in Note 6, are capitalized to qualifying real estate projects under development and homes under construction.
4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		December 31,
	Asset Life	2017	2016
	(years)
Computer equipment	2-5	$1,483	$1,395
Machinery and equipment	5	112	117
Furniture and fixtures	2-5	2,987	2,629
Leasehold improvements	5	240	240
Total property and equipment		4,822	4,381
Less: Accumulated depreciation		(3,148)	(2,421)
Property and equipment, net		$1,674	$1,960
Depreciation expense incurred for the years ended December 31, 2017, 2016 and 2015 was $0.8 million, $0.9 million and $0.6 million, respectively.

5.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Inventory related obligations	$12,906	$16,352
Taxes payable	48,733	5,040
Retentions and development payable	12,025	8,506
Accrued compensation, bonuses and benefits	14,462	7,800
Accrued interest	2,096	1,645
Warranty reserve	2,450	1,600
Other	10,159	5,446
Total accrued expenses and other liabilities	$102,831	$46,389
Inventory Related Obligations
We own lots in certain communities in Arizona, California, Florida, and Texas that have Community Development Districts (“CDD”) or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, is typically payable over a 30 year period, and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots. At December 31, 2017 and 2016, we had CDD and other utility development obligations of approximately $12.9 million and $16.4 million, respectively.
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems.
Changes to our warranty accrual are as follows (in thousands):

	December 31,
	2017	2016	2015
Warranty reserves, beginning of period	$1,600	$1,325	$900
Warranty provision	4,999	3,084	1,608
Warranty expenditures	(4,149)	(2,809)	(1,183)
Warranty reserves, end of period	$2,450	$1,600	$1,325
6.     NOTES PAYABLE
Revolving Credit Agreement
In May 2016, we entered into an Amended and Restated Credit Agreement (the “2016 Credit Agreement”) which provided for a revolving credit facility up to $400.0 million. On May 25, 2017, we entered into that certain Second Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement has substantially similar terms, provisions and participating lenders as the 2016 Credit Agreement but provides for a $600.0 million revolving credit facility, which can be increased by our request up to $650.0 million, subject to the terms and conditions of the Credit Agreement.
The Credit Agreement matures on May 31, 2020. Prior to each annual anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. Prior to nonperformance of certain financial covenants under the Credit Agreement, the revolving credit facility is unsecured. As of December 31, 2017, the borrowing base under the Credit Agreement was $568.0 million, of which borrowings of $400.0 million were outstanding, $6.7 million represented letter of credit assurances, and $161.3 million was available to borrow.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 3.15%. The Credit Agreement applicable margin for LIBOR loans ranges from 3.00% to 3.50% based on our leverage ratio. At December 31, 2017, LIBOR was 1.49%.

The Credit Agreement contains various financial covenants, including a tangible net worth ratio, a leverage ratio, a minimum liquidity amount, and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2017, we were in compliance with all of the covenants contained in the Credit Agreement.
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
During the fourth quarter of 2017, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on September 30, 2017. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of October 1, 2017 through December 31, 2017 (inclusive). During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes were settled in January and February 2018 resulting in the issuance of 486,679 shares of our common stock, and the payment of $15.0 million for the principal amount of such Convertible Notes. During the first quarter of 2018, the Convertible Notes continue to be convertible. As of the date of the filing of this Annual Report on Form 10-K, no other conversion notices have been received by us.
When the Convertible Notes were issued, the fair value of $76.5 million were recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million were recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity.
Notes payable consist of the following (in thousands):

	December 31,
	2017	2016
Notes payable under revolving credit facility ($600.0 million revolving credit facility at December 31, 2017) maturing on May 31, 2020; interest paid monthly at LIBOR plus 3.15%; net of approximately $5.3 million and $2.7 million of debt issuance costs at December 31, 2017 and December 31, 2016, respectively	$394,714	$322,253
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $1.0 million and $1.6 million at December 31, 2017 and December 31, 2016, respectively; and approximately $3.5 million and $5.2 million in unamortized discount at December 31, 2017 and December 31, 2016, respectively	80,481	78,230
Total notes payable	$475,195	$400,483

As of December 31, 2017, the annual aggregate maturities of our notes payable during each of the next five fiscal years are as follows (in thousands):

Amount
2018 (a)	$85,000
2019	—
2020	400,000
2021	—
2022	—
Total notes payable	485,000
Less: Convertible Notes discount	(3,505)
Less: Debt issuance costs	(6,300)
Net notes payable	$475,195

(a)
Represents $85.0 million aggregate principal amount of our Convertible Notes which mature on November 15, 2019. Notices from holders of $15.0 million principal amount of Convertible Notes were delivered to us during the period October 1, 2017 through December 31, 2017 (inclusive). The conversion of the Convertible Notes were settled in January and February 2018 resulting in the issuance of 486,679 shares of our common stock and the payment of $15.0 million for the principal amount of such Convertible Notes. At December 31, 2017, based on the terms of the Convertible Notes, the holders may continue to elect to convert all or a portion of the Convertible Notes owned during the period January 1, 2018 through March 31, 2018 (inclusive), therefore the Convertible Notes are reflected above with a maturity date in 2018.

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest incurred	$24,275	$18,457	$14,198
Less: Amounts capitalized	(24,275)	(18,457)	(14,198)
Interest expense	$—	$—	$—

Cash paid for interest	$19,704	$14,339	$9,766
Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of Convertible Notes discount of $4.1 million, $3.6 million, and $3.9 million for the years ended December 31, 2017, 2016, and 2015 respectively.
7.     INCOME TAXES
All Company operations are domestic. The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$55,218	$37,751	$24,990
State	4,970	3,452	2,419
Current tax provision	60,188	41,203	27,409
Deferred:
Federal	(1,918)	(2,451)	33
State	(174)	(111)	8
Deferred tax provision (benefit)	(2,092)	(2,562)	41
Total income tax provision	$58,096	$38,641	$27,450

 Income taxes paid were $16.8 million, $42.4 million and $23.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before provision for income taxes for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017		2016		2015
Tax at federal statutory rate	$60,008	35.0%	$39,791	35.0%	$28,098	35.0%
State income taxes (net of federal benefit)	3,060	1.8	2,143	1.9	1,568	2.0
Domestic production activity deduction	(5,461)	(3.2)	(3,727)	(3.3)	(2,462)	(3.1)
Non deductible expenses and other	(657)	(0.4)	435	0.4	237	0.3
Change in tax rates - deferred taxes	1,146	0.7	(1)	—	9	—
Tax at effective rate	$58,096	33.9%	$38,641	34.0%	$27,450	34.2%
The components of net deferred tax assets and liabilities at December 31, 2017 and 2016, are as follows (in thousands):

	December 31
	2017	2016
Deferred tax assets:
Accruals and reserves	$2,756	$2,422
Inventory	475	532
Stock-based compensation	1,048	392
Deferred rent and loan costs	38	105
Total deferred tax assets	4,317	3,451
Deferred tax liabilities:
Discount on Convertible Notes	(801)	(1,897)
Prepaids	(1,035)	(911)
Tax depreciation in excess of book depreciation	(177)	(396)
Goodwill and other assets amortized for tax	(376)	(411)
Total deferred tax liabilities	$(2,389)	$(3,615)
Total net deferred tax assets (liabilities)	$1,928	$(164)
The Company has not recorded any accruals related to uncertain tax positions as of December 31, 2017 and 2016, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The statute of limitations with regards to our federal income tax filings is three years. The statute of limitations for our state tax jurisdictions is three to four years depending on the jurisdiction.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), reducing the U.S. federal corporate income tax rate for tax years beginning after December 31, 2017, among other changes. Under ASC 740, Income Taxes (“ASC 740”), the effects of new legislation are recognized in the period that includes the date of enactment. As a result, our deferred taxes are now measured at the new corporate tax rate of 21%. The effect of this change impacts our effective tax rate. The estimated impact on 2017 was to reduce the value of our deferred tax assets by approximately $1.1 million and has been reflected in our effective tax rate reconciliation.The disclosed impact is our most reasonable estimate at this time based on our understanding of the Act as it applies to our business and may change as more information becomes available.
The SEC staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the Act for which the accounting under ASC 740 is incomplete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act.
As of December 31, 2017, we have completed the majority of our accounting for the tax effects of the Act. However, as there is some uncertainty around the grandfathering provisions related to performance-based executive compensation, we have estimated a provisional amount for deferred tax assets related to performance-based executive compensation. In addition, we also re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
8.     EQUITY
We are authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2017 and 2016, no shares of preferred stock were issued or outstanding.
At December 31, 2016, we had 22,311,310 shares of common stock issued and 21,311,310 shares of common stock outstanding, including 1,000,000 treasury shares of our common stock purchased November 21, 2014 at $16.55 per share. At December 31, 2017, we had 22,845,580 shares of common stock issued and 21,845,580 shares of common stock outstanding.
Shelf Registration Statement and ATM Offering Programs
We filed a shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell from time to time various securities with a maximum offering price of $300.0 million. The Registration Statement was declared effective in August 2015. Under the Registration Statement, we established an at the market common stock offering program in September 2015 (the “2015 ATM Program”) and September 2016 (the “2016 ATM Program”) with Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, JMP Securities LLC and Builder Advisor Group, LLC, as sales agents to sell up to $30.0 million and $25.0 million, respectively, of our common stock. We issued and sold 743,554 and 345,760 shares of our common stock under the 2015 ATM Program, and received net proceeds of approximately $19.8 million and $9.6 million during 2016 and 2015, respectively. We issued and sold 354,620 and 250,000 shares of our common stock under the 2016 ATM Program, and received net proceeds of approximately $15.5 million and $9.0 million during 2017 and 2016, respectively.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016, and 2015.

	For the Year Ended December 31,
	2017	2016	2015
Numerator (in thousands):
Net income for basic earnings per share	$113,306	$75,031	$52,830
Effect of dilutive securities:
Interest expense associated with Convertible Notes, net of taxes	—	—	190
Numerator for diluted earnings per share	$113,306	$75,031	$53,020
Denominator:
Basic weighted average shares outstanding	21,604,932	20,798,333	19,939,761
Effect of dilutive securities:
Convertible Notes - treasury stock method	1,975,648	1,044,519	463,609
Convertible Notes - if-converted method	—	—	1,298,871
Stock-based compensation units	352,542	181,239	38,478
Diluted weighted average shares outstanding	23,933,122	22,024,091	21,740,719

Basic earnings per share	$5.24	$3.61	$2.65
Diluted earnings per share	$4.73	$3.41	$2.44
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	16,473	13,613	23,201
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
During the years ended December 31, 2017 and 2016, the average market price of our common stock exceeded the conversion price of $21.52 per share, therefore the calculation of diluted earnings per share for the years ended December 31, 2017 and 2016 includes the effect of approximately 2.0 million and 1.0 million shares, respectively, of our common stock related to the conversion spread of the Convertible Notes.
9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
A total of 3,000,000 shares of our common stock have been reserved for issuance under the LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan was approved by our stockholders at our 2017 Annual Meeting of Stockholders in May 2017. There were 175,100 restricted stock units (RSUs) outstanding at December 31, 2017, issued at a $0.00 exercise price.
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	102,786	$15.43
Granted	85,184	$17.40
Vested	(75,687)	$16.12
Forfeited	(4,469)	$15.85
Balance at December 31, 2015	107,814	$16.48
Granted	62,453	$23.66
Vested	(29,010)	$14.73
Forfeited	(7,404)	$17.97
Balance at December 31, 2016	133,853	$20.13
Granted	76,586	$36.83
Vested	(25,803)	$18.45
Forfeited	(9,536)	$20.48
Balance at December 31, 2017	175,100	$27.66
In 2017, we issued 27,764 RSUs to senior management for the time based portion of our 2017 long-term incentive compensation program and 18,366 RSUs for 2016 bonuses to managers under the Annual Bonus Plan, which generally cliff vest on the third anniversary of the grant date. In March 2016, we issued 21,905 RSUs to senior management for the time based portion of our 2016 long-term incentive compensation program and 22,059 RSUs for 2015 bonuses to certain officers and managers under the Annual Bonus Plan, which vest over three years. In March 2015, we issued 56,611 RSUs for 2014 bonuses to certain officers and managers under the Annual Bonus Plan, which vest over three years. In addition, during the years ended December 31, 2017, 2016 and 2015, we issued 30,456, 18,489 and 28,573 RSUs, respectively, to certain employees, executives and non-employee directors which vest over periods ranging from one to three years. Under the terms of the grant award agreements, all of the RSUs may only be settled in shares of our common stock.
We recognized $1.3 million, $0.8 million, and $0.5 million of stock-based compensation expense related to outstanding RSUs grants for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, we had unrecognized compensation cost of $2.9 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
Performance Based Restricted Stock Units
The Compensation Committee of our Board of Directors has granted awards of Performance-Based RSUs (“PSUs”) under the Amended and Restated LGI Homes, Inc. 2013 Incentive Plan to certain members of senior management based on three-year performance cycles. At December 31, 2017, there were 319,611 performance-based restricted stock units (“PSUs”) outstanding that have been granted to certain members of management at a $0.00 exercise price. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year periods. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The terms of the PSUs provide that the payouts will be capped at 100% of the target number of PSUs granted if absolute total stockholder return is negative during the performance period, regardless of EPS performance; this market condition applies for amounts recorded above target. The compensation expense associated with the grants of PSU is determined using the derived grant date fair value, based on a third-party valuation analysis, and expensed over the applicable period. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs can only be settled in shares of our common stock.

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2016	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at December 31, 2017	Weighted Average Grant Date Fair Value
2014	2014 - 2016	59,980	—	(59,980)	—	—	$17.09
2015	2015 - 2017	120,971	—	—	—	120,971	$13.34
2016	2016 - 2018	87,605	—	—	—	87,605	$21.79
2017	2017 - 2019	—	111,035	—	—	111,035	$31.64
Total		268,556	111,035	(59,980)	—	319,611
At December 31, 2017, management estimates that the recipients will receive approximately153.8%, 200%, and 200%, of the 2017, 2016, and 2015 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $2.9 million, $2.6 million, and $1.8 million of total stock-based compensation expense related to outstanding PSUs grants for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, we had unrecognized compensation cost of $4.8 million, based on the target amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.2 years.
Employee Stock Purchase Plan
In 2016, we adopted the LGI Homes, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for employees to make quarterly elections for payroll withholdings to purchase shares of our common stock at a 15% discount from the closing price of our common stock on the purchase date, which is the last business day of each calendar quarter. During the years ended December 31, 2017 and 2016, we issued 33,887 and 19,398 shares of our common stock to the ESPP participants. We received net proceeds of approximately $1.6 million and $0.6 million related to the ESPP for 2017 and 2016, respectively. We recognized $0.2 million and $0.1 million in stock compensation expense related to the ESPP for 2017 and 2016, respectively. The ESPP contributions are not refundable (other than in the case of termination of employment) and, therefore, the shares purchasable with the amounts withheld are included in weighted-average shares outstanding for both basic and diluted earnings per share. The maximum aggregate number of shares of our common stock which may be issued pursuant to the ESPP is 500,000 shares, and as of December 31, 2017, 446,715 shares of our common stock remain available for issuance under the ESPP.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents and accounts receivable and accounts payable, approximate their carrying amounts due to the short term nature of these instruments. As of December 31, 2017, the revolving credit facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Convertible Notes listed below, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar convertible notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at December 31, 2017 and 2016 (in thousands):

		December 31, 2017		December 31, 2016
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value(1)
Convertible Notes	Level 2	$80,481	$81,523	$78,230	$79,514

(1)	Excludes the fair value of the equity component of the Convertible Notes. See Note 6 within the Convertible Notes section for further details.
11.    RELATED PARTY TRANSACTIONS
Magnolia Reserve
We have a land purchase contract to purchase 106 finished lots in Montgomery County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots are being purchased in takedowns of at least 21 lots during successive six-month periods, subject to 5% annual price escalation and certain price protection terms. We purchased 42 lots under this land purchase contract during 2017 and 2016 for $3.4 million (escalated price) and $3.2 million, respectively. As of December 31, 2017, we have 22 finished lots remaining under the land purchase contract, for a total base purchase price of approximately $1.6 million. We have a $100,000 non-refundable deposit at December 31, 2017 related to this land purchase contract.
Consulting Fees
We had a three-year consulting agreement with a family member of our chief executive officer for $100,000 per year payable on a monthly basis, which was set to expire in November 2016. The agreement was terminated in June 2016 by mutual agreement of the parties. Consulting fees were $83,333 and $100,000 for the years ended December 31, 2016 and 2015, respectively.
Home Sales to Affiliates
In 2017, we sold three homes to an affiliate of one of our directors for approximately $0.7 million. In 2016, we sold two homes to an affiliate of one of our directors for approximately $0.5 million.
Land Purchases from Affiliates
As of December 31, 2017, we have two land purchase contracts for a total of 194 finished lots in Florida from affiliates of one of our directors for a total base purchase price of approximately $6.8 million. The lots will be purchased in takedowns, subject to annual price escalation ranging from 3% to 6% per annum and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.7 million non-refundable deposit at December 31, 2017 related to these contracts.
12.     RETIREMENT BENEFITS
Our employees are eligible to participate in a 401(k) savings plan. Employees are eligible to participate after completing ninety days of service and having attained the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. A discretionary match may be made by us of up to 100% of the first 4% of an eligible employee’s deferral, not to exceed $3,000. For each of the years ended December 31, 2017, 2016 and 2015, our matching contributions were $1.8 million, $0.8 million and $0.5 million, respectively.

13.     COMMITMENTS AND CONTINGENCIES
Contingencies
In the ordinary course of doing business, we are subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate and homes and other aspects of our homebuilding operations. Management believes that these claims include usual obligations incurred by real estate developers and residential home builders in the normal course of business. In the opinion of management, these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
We have provided unsecured environmental indemnities to certain lenders and other counterparties. In each case, we have performed due diligence on the potential environmental risks including obtaining an independent environmental review from outside environmental consultants. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters. There is no term or damage limitation on these indemnities; however, if an environmental matter arises, we may have recourse against other previous owners. In the ordinary course of doing business, we are subject to regulatory proceedings from time to time related to environmental and other matters. In the opinion of management, these matters will not have a material effect on our consolidated financial position, results of operations, or cash flows.
Land Deposits
We have land purchase contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property and obligations with respect to the land purchase contracts which are generally limited to the forfeiture of the related nonrefundable cash deposits. The following is a summary of our land purchase deposits included in pre-acquisition costs and deposits (in thousands, except for lot count):

	December 31,
	2017	2016
Land deposits and option payments	$17,761	$9,954
Commitments under the land purchase contracts if the purchases are consummated	$460,714	$234,198
Lots under land purchase contracts	18,758	8,462
As of December 31, 2017 and 2016, approximately $8.4 million and $2.9 million of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances and secured by mortgages, letters of credit, or guaranteed by the seller or its affiliates.
Leasing Arrangements
We lease office facilities and certain equipment under non-cancellable operating lease agreements. Rent escalation provisions are accounted for using the straight-line method. Rent expense includes common area maintenance costs. Rent expense totaled $1.0 million, $0.8 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum lease payments under non-cancellable operating lease agreements are as follows at December 31, 2017 (in thousands):

2018	$778
2019	596
2020	555
2021	567
2022	577
Thereafter	3,428
Total	$6,501
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $49.7 million (including $6.7 million under our revolving credit facility) and $29.8 million at December 31, 2017 and 2016, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds, or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.

14.     SEGMENT INFORMATION
Beginning in the fourth quarter of 2017, we changed our reportable segment to Central, Southwest, Southeast, Florida, Northwest, and Midwest. These segments reflect the way the Company evaluates its business performance and manages its operations. Prior year information has been restated for corresponding items of our segment information.
We operate one principal homebuilding business which is organized and reports by division. We have six operating segments at December 31, 2017: our Central, Southwest, Southeast, Florida, Northwest, and Midwest divisions. The Central division is our largest division and it comprised approximately 42.3%, 51.2% and 55.6% of total home sales revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
In accordance with ASC Topic 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-makers (“CODMs”) in deciding how to allocate resources and in assessing performance. The CODMs primarily evaluate performance based on the number of homes closed, gross margin and average sales price.
The operating segments qualify as our six reporting segments. In determining the most appropriate reportable segments, we consider operating segments economic and other characteristics, including home floor plans, average selling prices, gross margin percentage, geographical proximity, production construction processes, suppliers, subcontractors, regulatory environments, customer type, and underlying demand and supply. Each operating segment follows the same accounting policies and is managed by our management team. We have no inter-segment sales, as all sales are to external customers. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented. Financial information relating to our reportable segments was as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Revenues:
Central	$532,447	$429,505	$350,674
Southwest	243,037	165,017	109,878
Southeast	183,422	111,651	95,949
Florida	199,733	115,276	73,735
Northwest	98,514	16,871	—
Midwest	807	—	—
Total home sales revenues	$1,257,960	$838,320	$630,236

Net income (loss) before income taxes:
Central	$90,048	$73,026	$57,326
Southwest	28,017	13,855	10,410
Southeast	19,959	15,244	7,966
Florida	25,687	14,471	7,560
Northwest	12,079	(383)	(521)
Midwest	(915)	—	—
Corporate (1)	(3,473)	(2,541)	(2,461)
Total net income (loss) before income taxes	$171,402	$113,672	$80,280
(1) Balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	December 31,
Assets:	2017	2016
Central	$439,833	$327,983
Southwest	175,786	149,963
Southeast	155,928	110,628
Florida	119,257	94,818
Northwest	80,350	67,284
Midwest	15,066	—
Corporate (1)	93,672	63,838
Total assets	$1,079,892	$814,514
(1) Balance consists primarily of cash, pre-acquisition costs, prepaid insurance, security deposits, and prepaid expenses.
15.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2017	2017	2017	2017
Total home sales revenues	$162,911	$324,178	$365,896	$404,975
Gross margin	43,499	86,348	91,896	98,677
Income before income taxes	16,842	48,642	50,877	55,041
Net income	11,780	32,199	33,687	35,640
Basic earnings per share	0.55	1.49	1.55	1.65
Diluted earnings per share	0.52	1.39	1.40	1.43

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2016	2016	2016	2016
Total home sales revenues	$162,463	$222,723	$216,304	$236,830
Gross margin	41,369	59,095	56,821	64,328
Income before income taxes	17,829	31,408	29,488	34,947
Net income	11,700	20,659	19,467	23,205
Basic earnings per share	0.58	1.01	0.92	1.09
Diluted earnings per share	0.57	0.96	0.86	1.01
16.     SUBSEQUENT EVENT
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes were settled in January and February 2018 resulting in the issuance of 486,679 shares of our common stock, and the payment of $15.0 million for the principal amount of such Convertible Notes.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management of LGI Homes, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
In connection with respect to the preparation of the Company’s annual consolidated financial statements, and the processes under which they were prepared, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting which appears below.
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on Internal Control over Financial Reporting
We have audited LGI Homes, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, LGI Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young
Houston, Texas
February 27, 2018

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2018 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2018 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2018 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2018 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2018 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

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
The exhibits filed or furnished as part of this annual report on Form 10-K are listed in the Index to Exhibits, which Index includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K by Item 601(b)(10)(iii) of Regulation S-K, and is incorporated in this Item by reference.

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

10.1
Employment Agreement, dated as of August 23, 2013, between LGI Homes, Inc. and Eric Lipar (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc.filed on August 28, 2013).

10.2
LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed on May 9, 2017).

10.3
Second Amended and Restated Credit Agreement, dated as of May 25, 2017, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, as sold Lead Arranger and sole Bookrunner, and Fifth Third Bank, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-36126) filed with the Securities and Exchange Commission on May 26, 2017).

10.4*	Form of Performance Share Unit Award Agreement under the LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan
10.5*	Form of Restricted Stock Unit Award Agreement under the LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan
21.1*	List of Subsidiaries of LGI Homes, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†
XBRL information is deemed not filed or a part of a registration statement or Annual Report for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGI Homes, Inc.

Date:	February 27, 2018	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lipar	Chief Executive Officer and Chairman of the Board	February 27, 2018
Eric T. Lipar	(Principal Executive Officer)

/s/ Charles Merdian	Chief Financial Officer and Treasurer	February 27, 2018
Charles Merdian	(Principal Financial and Accounting Officer)

/s/ Ryan Edone	Director	February 27, 2018
Ryan Edone

/s/ Duncan Gage	Director	February 27, 2018
Duncan Gage

/s/ Bryan Sansbury	Director	February 27, 2018
Bryan Sansbury

/s/ Steven Smith	Director	February 27, 2018
Steven Smith

/s/ Robert Vaharadian	Director	February 27, 2018
Robert Vaharadian