Form 10-Q
period 2018-03-31
LGI Homes, Inc.
filed 2018-05-08
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

As of May 4, 2018, there were 22,615,146 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$52,024	$67,571
Accounts receivable	21,660	44,706
Real estate inventory	1,040,351	918,933
Pre-acquisition costs and deposits	24,609	18,866
Property and equipment, net	1,647	1,674
Other assets	17,403	14,196
Deferred tax assets, net	1,142	1,928
Goodwill	12,018	12,018
Total assets	$1,170,854	$1,079,892

LIABILITIES AND EQUITY
Accounts payable	$25,737	$12,020
Accrued expenses and other liabilities	54,489	102,831
Notes payable	571,718	475,195
Total liabilities	651,944	590,046

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 23,615,146 shares issued and 22,615,146 shares outstanding as of March 31, 2018 and 22,845,580 shares issued and 21,845,580 shares outstanding as of December 31, 2017	236	228
Additional paid-in capital	231,434	229,680
Retained earnings	303,790	276,488
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	518,910	489,846
Total liabilities and equity	$1,170,854	$1,079,892

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Home sales revenues	$279,024	$162,911

Cost of sales	209,765	119,412
Selling expenses	22,949	16,107
General and administrative	15,440	11,265
Operating income	30,870	16,127
Other income, net	(357)	(715)
Net income before income taxes	31,227	16,842
Income tax provision	3,925	5,062
Net income	$27,302	$11,780
Earnings per share:
Basic	$1.23	$0.55
Diluted	$1.10	$0.52

Weighted average shares outstanding:
Basic	22,188,121	21,360,167
Diluted	24,772,027	22,787,652

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2017	22,845,580	$228	$229,680	$276,488	$(16,550)	$489,846
Net income	—	—	—	27,302	—	27,302
Issuance of shares in settlement of Convertible Notes	486,679	5	(475)	—	—	(470)
Issuance of restricted stock units in settlement of accrued bonuses	—	—	181	—	—	181
Compensation expense for equity awards	—	—	1,351	—	—	1,351
Stock issued under employee incentive plans	282,887	3	697	—	—	700
BALANCE— March 31, 2018	23,615,146	$236	$231,434	$303,790	$(16,550)	$518,910

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$27,302	$11,780
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	180	211
Loss on extinguishment of debt issuance costs	164	—
Compensation expense for equity awards	1,351	1,230
Deferred income taxes	932	977
Changes in assets and liabilities:
Accounts receivable	23,046	(95)
Real estate inventory	(120,306)	(70,263)
Pre-acquisition costs and deposits	(5,743)	(911)
Other assets	(3,207)	1,089
Accounts payable	13,717	7,643
Accrued expenses and other liabilities	(48,360)	1,155
Net cash used in operating activities	(110,924)	(47,184)
Cash flows from investing activities:
Purchases of property and equipment	(153)	(171)
Net cash used in investing activities	(153)	(171)
Cash flows from financing activities:
Proceeds from notes payable	110,000	25,000
Payments on notes payable	(15,038)	—
Loan issuance costs	—	(190)
Proceeds from sale of stock, net of offering expenses	700	4,930
Payment for offering costs	—	(69)
Payment for earnout obligation	(132)	(186)
Net cash provided by financing activities	95,530	29,485
Net decrease in cash and cash equivalents	(15,547)	(17,870)
Cash and cash equivalents, beginning of period	67,571	49,518
Cash and cash equivalents, end of period	$52,024	$31,648

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our”), is engaged in the development of communities and the design, construction and sale of new homes in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma and Oregon.
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
The accompanying unaudited financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recently Adopted Accounting Standards
Effective January 1, 2018, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses specific classification issues and is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. The adoption of ASU 2016-15 did not have a material effect on our consolidated statements of cash flows or disclosures.
Effective January 1, 2018, we adopted the FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), which provides guidance for revenue recognition. Topic 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” (“Topic 605”) and most industry-specific guidance. Topic 606 also supersedes certain cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” Topic 606’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. We adopted Topic 606 using the modified retrospective transition method only with respect to contracts not completed at the date of adoption. We have developed the additional expanded disclosures required; however, the adoption of Topic 606 did not have a material effect on our consolidated statements of operations, balance sheets or cash flows. See Note 2 for further details.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach. As part of our assessment work-to-date, we have formed an implementation work team and we are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and disclosures.

2.     REVENUES
Adoption of Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, we adopted Topic 606 using the modified retrospective method. The results of applying Topic 606 did not affect our contracts as all contracts were completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We did not record any adjustments or net reductions to opening retained earnings as of January 1, 2018 in relation to the adoption of Topic 606.
Revenue Recognition
Revenues from home sales are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues from home sales are recorded at the time each home sale is closed, title and possession are transferred to the customer and we have no significant continuing involvement with the home. Proceeds from home sales are generally received from the title company within a few business days after closing. Home sales discounts and incentives granted to customers, which are related to the customers’ closing costs that we pay on the customer’s behalf, are recorded as a reduction of revenue in our consolidated financial statements of operations.
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended March 31,
	2018	2017
Retail home sales revenues	$272,038	$161,495
Other	6,986	1,416
Total home sales revenues	$279,024	$162,911
The following table presents our home sales revenues disaggregated by geography, based on our determined operating segments in Note 13 (in thousands):

	Three Months Ended March 31,
	2018	2017
Central	$107,498	$64,918
Southwest	54,283	33,126
Southeast	45,108	27,847
Florida	42,443	24,200
Northwest	29,692	12,820
Midwest	—	—
Total home sales revenues	$279,024	$162,911
Home Sales Revenues
We generate revenues primarily by delivering move-in ready spec homes with our entry-level and move-up homes sold under our LGI Homes brand and our luxury series homes sold under our Terrata Homes brand.
Retail homes sold under both our LGI Homes brand and Terrata Homes brand focus on providing move-in ready homes with standardized features within favorable markets that meet certain demographic and economic conditions. Our LGI Homes brand primarily markets to entry-level or first-time homebuyers, while our Terrata Homes brand primarily markets to move-up homebuyers.
Our other revenues are composed of our wholesale home sales under our LGI Homes brand in existing communities where we are currently marketing and selling to targeted homebuyers. Wholesale homes are primarily sold under a bulk sales agreement and focus on providing move-in ready homes with standardized features to real estate investors that will ultimately use the single family homes as rental properties.
Performance Obligations
Our contracts with customers include a single performance obligation to transfer a completed home to the customer. We generally determine selling price per home on the expected cost plus margin. Our contracts contain no significant financing terms as customers who finance do so through a third party. Performance obligations are satisfied at a moment in time when the home is complete and control of the asset is transferred to the customer at closing. Home sales proceeds are generally received from the title company within a few business days after closing.
Sales and broker commissions are incremental costs incurred to obtain a contract with a customer that would not have been incurred if the contract had not been obtained. Sales and broker commissions are expensed upon fulfillment of a home closing. Advertising costs are costs to obtain a contract that would have been incurred regardless of whether the contract was obtained and are recognized as an expense when incurred. Sales and broker commissions and advertising costs are recorded within sales and marketing expense presented in our consolidated statements of operations as selling expenses.
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Land, land under development and finished lots	$542,230	$494,552
Information centers	19,508	18,327
Homes in progress	226,760	191,659
Completed homes	251,853	214,395
Total real estate inventory	$1,040,351	$918,933
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
The life cycle of a community generally ranges from two to five years, commencing with the acquisition of land, continuing through the land development phase and concluding with the construction and sale of homes. A constructed home is used as the community information center during the life of the community and then sold. Actual individual community lives will vary based on the size of the community, the sales absorption rate and whether the property was purchased as raw land or finished lots.
Interest and financing costs incurred under our debt obligations, as more fully discussed in Note 5, are capitalized to qualifying real estate projects under development and homes under construction.
4.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Inventory related obligations	$13,236	$12,906
Taxes payable	8,712	48,733
Retentions and development payable	9,489	12,025
Accrued compensation, bonuses and benefits	8,559	14,462
Accrued interest	3,338	2,096
Warranty reserve	2,600	2,450
Other	8,555	10,159
Total accrued expenses and other liabilities	$54,489	$102,831

Inventory Related Obligations
We own lots in certain communities in Arizona, California, Florida and Texas that have Community Development Districts (“CDD”) or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, is typically payable over a 30-year period and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots.
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems.
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Warranty reserves, beginning of period	$2,450	$1,600
Warranty provision	988	352
Warranty expenditures	(838)	(302)
Warranty reserves, end of period	$2,600	$1,650
5.     NOTES PAYABLE
Revolving Credit Agreement
On May 25, 2017, we entered into that certain Second Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a $600.0 million revolving credit facility (subject to a borrowing base), which can be increased by our request up to $650.0 million, subject to the terms and conditions of the Credit Agreement.
The Credit Agreement matures on May 31, 2020. Before each anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. Prior to nonperformance of certain financial covenants under the Credit Agreement, the revolving credit facility is unsecured. As of March 31, 2018, the borrowing base under the Credit Agreement was $600.0 million, of which borrowings of $510.0 million were outstanding, $6.0 million of letters of credit were outstanding and $84.0 million was available to borrow.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 3.15%. The Credit Agreement applicable margin for LIBOR loans ranges from 3.00% to 3.50% based on our leverage ratio. At March 31, 2018, LIBOR was 1.80%.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2018, we were in compliance with all of the covenants contained in the Credit Agreement.
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
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes were settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.6 million reduction to debt discount and additional paid in capital, a $0.2 million loss on the extinguishment of debt issuance costs and a cash payment of $15.0 million for the principal amount of such Convertible Notes. As of March 31, 2018, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
During the first quarter of 2018, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on December 31, 2017. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of January 1, 2018 through March 31, 2018 (inclusive). The Convertible Notes continue to be convertible during the second quarter of 2018. As of the date of the filing of this Quarterly Report on Form 10-Q, no other conversion notices have been received by us.
When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity.
Notes payable consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Notes payable under the Credit Agreement ($600.0 million revolving credit facility at March 31, 2018) maturing on May 31, 2020; interest paid monthly at LIBOR plus 3.15%; net of debt issuance costs of approximately $4.7 million and $5.3 million at March 31, 2018 and December 31, 2017, respectively.	$505,277	$394,714
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $0.7 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively; and approximately $2.8 million and $3.5 million in unamortized discount at March 31, 2018 and December 31, 2017, respectively	66,441	80,481
Total notes payable	$571,718	$475,195
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest incurred	$7,193	$5,074
Less: Amounts capitalized	(7,193)	(5,074)
Interest expense	$—	$—

Cash paid for interest	$5,170	$3,159
Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of Convertible Notes discount of $0.8 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.
6.     INCOME TAXES
We file U.S. federal and state income tax returns. As of March 31, 2018, we have no unrecognized tax benefits. We are no longer subject to exam for years before 2014 (2013 for Texas).
For the three months ended March 31, 2018, our effective tax rate of 12.6% is lower than the statutory rate primarily as a result of the deductions in excess of compensation cost (“windfalls”) for share-based payments, offset by the elimination of a credit for the federal Domestic Production Activity Deduction as a result of the newly enacted tax regulation and an increase in rate for state income taxes, net of the federal benefit.
The Securities Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the U.S. federal income tax legislation signed into law on December 22, 2017, commonly known as the “Tax Cuts and Jobs Act of 2017” (the “Tax Act”) for which the accounting under Accounting Standards Codification (“ASC”) 740 is incomplete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Tax Act.
As of March 31, 2018, we have completed the majority of our accounting for the tax effects of the Tax Act. However, as there is some uncertainty around the grandfathering provisions related to performance-based executive compensation, we have estimated a provisional amount for deferred tax assets related to performance-based executive compensation. In addition, we also re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
Income taxes paid were $42.9 million and $0.0 million for the three months ended March 31, 2018 and 2017, respectively.
7.     EQUITY
Convertible Notes
During the forth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes was settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.5 million reduction to additional paid in capital, net of tax and a cash payment of $15.0 million for the principal amount of such Convertible Notes. See the “Convertible Notes” section within Note 5 for further details on this debt obligation.
Shelf Registration Statement and ATM Offering Program
We have an effective shelf registration statement on Form S-3 (the “Registration Statement”), to offer and sell from time to time various securities with a maximum offering price of $300.0 million. In November 2017, we concluded our prior $25.0 million at-the-market common stock offering program (the “2016 ATM Program”) under the Registration Statement. During the three months ended March 31, 2017, we issued and sold 150,000 shares of our common stock under the 2016 ATM Program and received net proceeds of approximately $4.7 million.

8.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Numerator (in thousands):
Numerator for basic and dilutive earnings per share	$27,302	$11,780
Denominator:
Basic weighted average shares outstanding	22,188,121	21,360,167
Effect of dilutive securities:
Convertible Notes - treasury stock method	2,217,336	1,161,326
Stock-based compensation units	366,570	266,159
Diluted weighted average shares outstanding	24,772,027	22,787,652

Basic earnings per share	$1.23	$0.55
Diluted earnings per share	$1.10	$0.52
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	25,106	49,392
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
During the three months ended March 31, 2018 and 2017, the average market price of our common stock exceeded the conversion price of $21.52 per share; therefore, the calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017 includes the effect of approximately 2.2 million and 1.2 million shares, respectively, of our common stock related to the conversion spread of the Convertible Notes.
9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Three Months Ended March 31,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	175,100	$27.66	133,853	$20.13
Granted	35,048	$64.60	61,986	$31.64
Vested	(31,021)	$30.68	(10,719)	$15.17
Forfeited	(2,611)	$14.75	(406)	$24.71
Ending balance	176,516	$37.22	184,714	$24.27
During the three months ended March 31, 2018, we issued 15,867 RSUs to senior management for the time based portion of our 2018 long-term incentive compensation program, 11,780 RSUs for 2017 bonuses to managers under our Annual Bonus Plan and 7,401 RSUs to other employees. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock.

We recognized $0.4 million and $0.3 million of stock-based compensation expense related to outstanding RSUs for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, we had unrecognized compensation cost of $4.5 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.4 years.
Performance-Based Restricted Stock Units
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
The following table summarizes the activity of our PSUs for the three months ended March 31, 2018:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2017	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at March 31, 2018	Weighted Average Grant Date Fair Value
2015	2015 - 2017	120,971	—	(120,971)	—	—	$13.34
2016	2016 - 2018	87,605	—	—	—	87,605	$21.79
2017	2017 - 2019	111,035	—	—	—	111,035	$31.64
2018	2018 - 2020	—	61,898	—	—	61,898	$64.60
Total		319,611	61,898	(120,971)	—	260,538
At March 31, 2018, management estimates that the recipients will receive approximately 141%, 167% and 200% of the 2018, 2017 and 2016 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.9 million and $1.0 million of total stock-based compensation expense related to outstanding PSUs for the three months ended March 31, 2018 and 2017, respectively. PSUs granted in 2015 vested on March 15, 2018 at 200% of the target amount, and 241,942 shares of our common stock were issued upon such vesting. At March 31, 2018, we had unrecognized compensation cost of $9.1 million, based on the target amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.2 years.
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
ASC 820 provides a framework for measuring fair value under GAAP, expands disclosures about fair value measurements and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the fair value hierarchy are summarized as follows:
Level 1 - Fair value is based on quoted prices in active markets for identical assets or liabilities.
Level 2 - Fair value is determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities, or quoted prices in markets that are not active.
Level 3 - Fair value is determined using one or more significant inputs that are unobservable in active markets at the measurement date, such as a pricing model, discounted cash flow or similar technique.
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying amounts due to the short term nature of these instruments. As of March 31, 2018, our revolving credit facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Convertible Notes listed below, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar convertible notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at March 31, 2018 and December 31, 2017 (in thousands):

		March 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Convertible Notes	Level 2	$66,441	$67,137	$80,481	$81,523

(1)	Excludes the fair value of the equity component of the Convertible Notes. See the “Convertible Notes” section within Note 5 for further details.
11.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
We have a land purchase contract to purchase 106 finished lots in Montgomery County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots are being purchased in takedowns of at least 21 lots during successive six-month periods, subject to 5% annual price escalation and certain price protection terms. We have a $100,000 non-refundable deposit at March 31, 2018 related to this land purchase contract. During the three months ended March 31, 2018 and 2017, the land purchase contract did not have any takedown activity. As of March 31, 2018, we have 22 finished lots remaining under the land purchase contract for a total base purchase price of approximately $1.6 million. The final takedown of 22 lots under this land purchase contract occurred on April 27, 2018 for $1.6 million.
As of March 31, 2018, we have two land purchase contracts to purchase a total of 194 finished lots in Pasco County and Manatee County, Florida from affiliates of one of our directors for a total base purchase price of approximately $6.8 million. The lots will be purchased in takedowns, subject to annual price escalation ranging from 3% to 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.7 million non-refundable deposit at March 31, 2018 related to these land purchase contracts. We anticipate closing on these contracts in the fourth quarter of 2018.
Home Sales to Affiliates
We had no home closings to affiliates during the three months ended March 31, 2018. During the three months ended March 31, 2017, we closed on three homes sold to an affiliate of one of our directors for approximately $0.7 million.
12.     COMMITMENTS AND CONTINGENCIES
Contingencies
In the ordinary course of doing business, we are subject to claims or proceedings from time to time relating to the purchase, development and sale of real estate and homes and other aspects of our homebuilding operations. Management believes that these claims include usual obligations incurred by real estate developers and residential home builders in the normal course of business. In the opinion of management, these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
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
Land Deposits
We have land purchase contracts, generally through cash deposits, for the right to purchase land or lots at a future point in time with predetermined terms. We do not have title to the property, and obligations with respect to the land purchase contracts are generally limited to the forfeiture of the related nonrefundable cash deposits. The following is a summary of our land purchase deposits included in pre-acquisition costs and deposits (in thousands, except for lot count):

	March 31, 2018	December 31, 2017
Land deposits and option payments	$23,007	$17,761
Commitments under the land purchase contracts if the purchases are consummated	$596,770	$460,714
Lots under land purchase contracts	22,063	18,758
As of March 31, 2018 and December 31, 2017, approximately $11.1 million and $8.4 million of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances and secured by mortgages, or letters of credit or guaranteed by the seller or its affiliates.
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $52.4 million (including $6.0 million of letters of credit issued under our revolving credit facility) and $49.7 million at March 31, 2018 and December 31, 2017, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
13.     SEGMENT INFORMATION
Beginning in the fourth quarter of 2017, we changed our reportable segment to Central, Southwest, Southeast, Florida, Northwest and Midwest. These segments reflect the way the Company evaluates its business performance and manages its operations. Prior year information has been restated for corresponding items of our segment information.
We operate one principal homebuilding business that is organized and reports by division. We have six operating segments at March 31, 2018: our Central, Southwest, Southeast, Florida, Northwest and Midwest divisions. The Central division is our largest division and comprised approximately 39% and 40% of total home sales revenues for the three months ended March 31, 2018 and 2017, respectively.
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
The operating segments qualify as our six reportable segments. In determining the most appropriate reportable segments, we consider operating segments’ economic and other characteristics, including home floor plans, average selling prices, gross margin percentage, geographical proximity, production construction processes, suppliers, subcontractors, regulatory environments, customer type and underlying demand and supply. Each operating segment follows the same accounting policies and is managed by our management team. We have no inter-segment sales, as all sales are to external customers. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.

Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
Central	$107,498	$64,918
Southwest	54,283	33,126
Southeast	45,108	27,847
Florida	42,443	24,200
Northwest	29,692	12,820
Midwest	—	—
Total home sales revenues	$279,024	$162,911

Net income (loss) before income taxes:
Central	$15,818	$8,421
Southwest	4,986	2,565
Southeast	4,327	2,314
Florida	3,972	2,298
Northwest	3,057	1,368
Midwest	(512)	(104)
Corporate (1)	(421)	(20)
Total net income (loss) before income taxes	$31,227	$16,842

(1)
Balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	March 31, 2018	December 31, 2017
Assets:
Central	$474,294	$439,833
Southwest	190,401	175,786
Southeast	185,559	155,928
Florida	115,015	119,257
Northwest	114,806	80,350
Midwest	18,679	15,066
Corporate (1)	72,100	93,672
Total assets	$1,170,854	$1,079,892

(1)	Balance consists primarily of cash, pre-acquisition costs, prepaid insurance, security deposits and prepaid expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
Business Overview
We are engaged in the design, construction and sale of new homes in the following markets:

Central	Southwest	Southeast	Florida	Northwest	Midwest
Houston, TX	Phoenix, AZ	Atlanta, GA	Tampa, FL	Seattle, WA	Minneapolis, MN
Dallas/Ft. Worth, TX	Tucson, AZ	Charlotte, NC/SC	Orlando, FL	Portland, OR
San Antonio, TX	Albuquerque, NM	Nashville, TN	Fort Myers, FL
Austin, TX	Denver, CO	Raleigh, NC	Jacksonville, FL
Oklahoma City, OK	Colorado Springs, CO	Winston-Salem, NC
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 23,000 homes. During the three months ended March 31, 2018, we had 1,244 home closings, compared to 761 home closings during the three months ended March 31, 2017.
We sell homes under the LGI Homes and Terrata Homes brands. Our 79 active communities at March 31, 2018 included six Terrata Homes communities.
Recent Developments
During March 2018, we closed on our first home in the Oklahoma City, Oklahoma market.
Key Results
Key financial results as of and for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, were as follows:

•	Home sales revenues increased 71.3% to $279.0 million from $162.9 million.

•	Homes closed increased 63.5% to 1,244 homes from 761 homes.

•	Average sales price of our homes increased 4.8% to $224,296 from $214,075.

•	Gross margin as a percentage of home sales revenues decreased to 24.8% from 26.7%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 26.4% from 28.0%.

•	Net income before income taxes increased 85.4% to $31.2 million from $16.8 million.

•	Total owned and controlled lots increased 14.1% to 45,321 lots at March 31, 2018 from 39,709 lots at December 31, 2017.
For a reconciliation of adjusted gross margin (a non-GAAP financial measure) to gross margin, the most directly comparable GAAP financial measure, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$279,024	$162,911
Expenses:
Cost of sales	209,765	119,412
Selling expenses	22,949	16,107
General and administrative	15,440	11,265
Operating income	30,870	16,127
Other income, net	(357)	(715)
Net income before income taxes	31,227	16,842
Income tax provision	3,925	5,062
Net income	$27,302	$11,780
Basic earnings per share	$1.23	$0.55
Diluted earnings per share	$1.10	$0.52
Other Financial and Operating Data:
Active communities at end of period	79	69
Home closings	1,244	761
Average sales price of homes closed	$224,296	$214,075
Gross margin (1)	$69,259	$43,499
Gross margin % (2)	24.8%	26.7%
Adjusted gross margin (3)	$73,568	$45,609
Adjusted gross margin % (2)(3)	26.4%	28.0%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

(3)
Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin less capitalized interest and adjustments resulting from the application of purchase accounting included in cost of sales. Our management believes this information is useful because it isolates the impact that capitalized interest and purchase accounting adjustments have on gross margin. However, because adjusted gross margin information excludes capitalized interest and purchase accounting adjustment, which have real economic effects and could impact our results, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. Please see “—Non-GAAP Measures” for a reconciliation of adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Homes Sales. Our home sales revenues, closings, average sales price (ASP) and ending community count by division for the three months ended March 31, 2018 and 2017 were as follows (revenues in thousands):

	Three Months Ended March 31,
	2018			2017
	Revenues	Closings	ASP	Revenues	Closings	ASP
Central	$107,498	521	$206,330	$64,918	315	$206,089
Southwest	54,283	197	275,548	33,126	132	250,955
Southeast	45,108	229	196,978	27,847	151	184,417
Florida	42,443	209	203,077	24,200	123	196,748
Northwest	29,692	88	337,409	12,820	40	320,500
Midwest	—	—	—	—	—	—
Total home sales revenues	$279,024	1,244	$224,296	$162,911	761	$214,075

	As of March 31,
Community count	2018	2017
Central	29	24
Southwest	14	17
Southeast	17	13
Florida	12	11
Northwest	6	4
Midwest	1	—
Total community count	79	69
Home sales revenues for the three months ended March 31, 2018 were $279.0 million, an increase of $116.1 million, or 71.3%, from $162.9 million for the three months ended March 31, 2017. The increase in home sales revenues is primarily due to a 63.5% increase in homes closed and an increase in the average sales price per home during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase in home closings was largely due to the overall increase in the number of active communities in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The average sales price per home closed during the three months ended March 31, 2018 was $224,296, an increase of $10,221, or 4.8%, from the average sales price per home of $214,075 for the three months ended March 31, 2017. This increase in the average sales price per home was primarily due to changes in product mix, higher price points in certain new markets and a favorable pricing environment. We continued to diversify our operations outside of our Central division during the first quarter of 2018.  We increased our home sales revenues in our divisions other than our Central division by $73.5 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, representing a 62.1% increase in the number of homes closed in these divisions during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  Our active selling communities at March 31, 2018 increased to 79 from 69 at March 31, 2017.  Five of the ten active selling communities added between March 31, 2017 and March 31, 2018 were outside of our Central division, contributing to the further geographic diversification of our business. All divisions added communities by expanding into new markets or deepening existing markets with the exception of the Southwest division, which had three fewer active communities due to close out or transition between certain of its active communities.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended March 31, 2018 to $209.8 million, an increase of $90.4 million, or 75.7%, from $119.4 million for the three months ended March 31, 2017. This increase is primarily due to a 63.5% increase in homes closed during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, and to a lesser degree, product mix. The increase in average cost of sales per home is primarily due to changes in construction costs associated with product mix and lot costs. Gross margin for the three months ended March 31, 2018 was $69.3 million, an increase of $25.8 million, or 59.2%, from $43.5 million for the three months ended March 31, 2017. Gross margin as a percentage of home sales revenues was 24.8% for the three months ended March 31, 2018 and 26.7% for the three months ended March 31, 2017. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of higher construction costs and lot costs partially offset by higher average home sales price for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, and to a lesser extent due to 31 wholesale home closings during the three months ended March 31, 2018 compared to seven wholesale home closings during the three months ended March 31, 2017.
Selling Expenses. Selling expenses for the three months ended March 31, 2018 were $22.9 million, an increase of $6.8 million, or 42.5%, from $16.1 million for the three months ended March 31, 2017. Sales commissions increased to $11.1 million for the three months ended March 31, 2018 from $6.5 million for the three months ended March 31, 2017, largely due to a 71.3% increase in home sales revenue during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Selling expenses as a percentage of home sales revenues were 8.2% and 9.9% for the three months ended March 31, 2018 and 2017, respectively, and generally reflects operating leverage realized relating to advertising costs.
General and Administrative. General and administrative expenses for the three months ended March 31, 2018 were $15.4 million, an increase of $4.2 million, or 37.1%, from $11.3 million for the three months ended March 31, 2017. The increase in the amount of general and administrative expenses is primarily due to additional general and administrative compensation costs associated with an increase of active communities and home closings during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. General and administrative expenses as a percentage of home sales revenues were 5.5% and 6.9% for the three months ended March 31, 2018 and 2017, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Operating Income, Net Income before Income Taxes and Net Income. Operating income for the three months ended March 31, 2018 was $30.9 million, an increase of $14.7 million, or 91.4%, from $16.1 million for the three months ended March 31, 2017. Net income before income taxes for the three months ended March 31, 2018 was $31.2 million, an increase of $14.4 million, or 85.4%, over the three months ended March 31, 2017. Our divisions contributed the following amounts and percentages of net income before income taxes during the three months ended March 31, 2018: Central - $15.8 million or 50.7%; Southwest - $5.0 million or 16.0%; Florida - $4.0 million or 12.7%; Southeast - $4.3 million or 13.9%; and Northwest - $3.1 million or 9.8%. Net income for the three months ended March 31, 2018 was $27.3 million, an increase of $15.5 million, or 131.8%, from $11.8 million for the three months ended March 31, 2017. The increases in operating income, net income before income taxes and net income are primarily attributed to a 63.5% increase in homes closed, a higher average sales price, a decrease in the effective tax rate and improved leverage realized during the three months ended March 31, 2018 as compared to three months ended March 31, 2017.
Non-GAAP Measures
In addition to the results reported in accordance with U.S. GAAP, we have provided information in this Quarterly Report on Form 10-Q relating to adjusted gross margin.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Home sales revenues	$279,024	$162,911
Cost of sales	209,765	119,412
Gross margin	69,259	43,499
Capitalized interest charged to cost of sales	4,312	2,075
Purchase accounting adjustments (a)	(3)	35
Adjusted gross margin	$73,568	$45,609
Gross margin % (b)	24.8%	26.7%
Adjusted gross margin % (b)	26.4%	28.0%

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
Our “backlog” consists of homes that are under a purchase contract that has been signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed. Since our business model is generally based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are currently under construction or complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations, the number of our active communities and the timing of home closings. Homes in backlog are generally closed within one to two months, although we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract. As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Three Months Ended March 31,
	2018 (4)	2017 (5)
Net orders (1)	1,798	1,402
Cancellation rate (2)	20.6%	18.9%
Ending backlog – homes (3)	1,370	1,087
Ending backlog – value (3)	$357,870	$253,764

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that has been signed by homebuyers who have met our preliminary financing criteria but have not yet closed and wholesale contracts for which the required deposit has been made. Ending backlog is valued at the contract amount.

(4)	70 units and values related to bulk sales agreements are not included in the table above.

(5)	92 units and values related to bulk sales agreements are not included in the table above.

Land Acquisition Policies and Development
We increased our active communities to 79 as of March 31, 2018 from 78 as of December 31, 2017. We also increased our lot inventory to 45,321 owned or controlled lots as of March 31, 2018 from 39,709 owned or controlled lots as of December 31, 2017.
The table below shows (i) home closings by division for the three months ended March 31, 2018 and (ii) our owned or controlled lots by division as of March 31, 2018.

	Three Months Ended March 31, 2018	As of March 31, 2018
Division	Home Closings	Owned (1)	Controlled	Total
Central	521	12,708	9,614	22,322
Southwest	197	3,527	1,040	4,567
Southeast	229	3,673	8,304	11,977
Florida	209	2,050	1,702	3,752
Northwest	88	1,079	1,309	2,388
Midwest	—	221	94	315
Total	1,244	23,258	22,063	45,321

(1)	Of the 23,258 owned lots as of March 31, 2018, 13,229 were raw/under development lots and 10,029 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory. As of March 31, 2018, we had a total of 1,547 completed homes, including information centers, and 1,900 homes in progress.
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. In addition, the majority of our raw materials is supplied to us by our subcontractors, and is included in the price of our contract with such subcontractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Substantially all of our construction work is done by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities and lumber.
Seasonality
In all of our regions, we have historically experienced similar variability in our results of operations and in capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in our second, third and fourth quarters of the year. Thus, our revenue may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. Our revenue and capital requirements are generally similar across our second, third and fourth quarters.
As a result of seasonal activity, our quarterly results of operation and financial position at the end of a particular quarter, especially the first quarter, are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue in the long term.
Liquidity and Capital Resources
Overview
As of March 31, 2018, we had $52.0 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
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
Under our $300.0 million shelf registration statement on Form S-3, which was declared effective in August 2015, we have the ability to access the debt and equity capital markets as needed as part of our ongoing financing strategy. At March 31, 2018, we have used approximately $55.0 million of the securities registered under the shelf registration statement.
We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations and cash expected to be available from our revolving credit facility or through accessing debt or equity capital, as needed.
Revolving Credit Facility
In May 2017, we entered into that certain Second Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a revolving credit facility of $600.0 million (subject to a borrowing base), which can be increased upon our request up to $650.0 million in accordance with the terms and conditions of the Credit Agreement. The revolving credit facility matures on May 31, 2020. Before each anniversary of the closing of the Credit Agreement, we may request a one-year extension of the maturity date. Prior to nonperformance of certain financial covenants under the Credit Agreement, the revolving credit facility is unsecured. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million.
As of March 31, 2018, the borrowing base under the Credit Agreement was $600.0 million, of which borrowings of $510.0 million were outstanding, $6.0 million of letters of credit were outstanding and the remaining $84.0 million was available to borrow.
The Credit Agreement requires us to maintain (i) a tangible net worth of not less than $300.0 million plus 75% of the net proceeds of all equity issuances after December 31, 2016 plus 50% of the amount of our net income in any fiscal quarter after December 31, 2016, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.0. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2018, we were in compliance with all of the covenants contained in the Credit Agreement.
Convertible Notes
In November 2014, we issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”). The Convertible Notes mature on November 15, 2019 and bear interest at a rate of 4.25%, payable semiannually in May and November. Prior to May 15, 2019, the Convertible Notes are convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019, the holders of Convertible Notes can convert their Convertible Notes at any time at their option.
Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. It is our intent, and belief that we have the ability, to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes was settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.6 million reduction to debt discount and additional paid in capital, a $0.2 million loss on the extinguishment of debt issuance costs and a cash payment of $15.0 million for the principal amount of such Convertible Notes. As of March 31, 2018, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
During the first quarter of 2018, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on December 31, 2017. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of January 1, 2018 through March 31, 2018 (inclusive). The Convertible Notes continue to be convertible during the second quarter of 2018. As of the date of the filing of this Quarterly Report on Form 10-Q, no other conversion notices have been received by us.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $52.4 million as of March 31, 2018. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of March 31, 2018 will be drawn upon.
Cash Flows
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net cash used in operating activities during the three months ended March 31, 2018 was $110.9 million as compared to $47.2 million during the three months ended March 31, 2017. The $63.7 million increase in net cash used in operating activities was primarily attributable to cash outlays for the $50.0 million increase in the net change in real estate inventory year-over-year, which was primarily related to our increased community count, additional homes under construction and land acquisitions, and to the $43.4 million decrease in accounts payable, accrued expenses and other liabilities, which was primarily related to payment of income taxes. Year-over-year change in net cash provided by working capital items were a $4.8 million increase in cash paid for pre-acquisition costs and deposits and a $4.3 million increase in other assets, offset by the $23.1 million decrease in accounts receivable and a $0.2 million increase in loss on extinguishment of debt issuance costs year-over-year . The increase in cash used in operating activities reflects our continued growth and, to a lesser extent, the timing of home sales and homebuilding activities.
Net cash used in investing activities was $0.2 million during both the three months ended March 31, 2018 and 2017 and reflects the purchase of property and equipment.
Net cash provided by financing activities totaled $95.5 million during the three months ended March 31, 2018, as compared to $29.5 million during the three months ended March 31, 2017. The $66.0 million increase in net cash provided by financing activities in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 consists primarily of the $70.0 million increase in net borrowings under our revolving credit facility, offset by the $4.2 million decrease in net proceeds realized from the issuance and sale of shares of our common stock.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of March 31, 2018, we had $23.0 million of cash deposits pertaining to land purchase contracts for 22,063 lots with an aggregate purchase price of $596.8 million. Approximately $11.1 million of the cash deposits as of March 31, 2018 are secured by third-party guarantees or indemnity mortgages on the related property.
Our utilization of land purchase contracts is dependent on, among other things, the availability of land sellers willing to enter into contracts at acceptable terms, which may include option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing conditions and local market dynamics. Land purchase contracts may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain markets.

Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers.
Contractual Obligations
There have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Revenue Recognition
Effective January 1, 2018, we adopted the FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), which provides guidance for revenue recognition. Topic 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” (“Topic 605”) and most industry-specific guidance. Topic 606 also supersedes certain cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” Topic 606’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. We adopted Topic 606 using the modified retrospective transition method only with respect to contracts not completed at the date of adoption. We have developed the additional expanded disclosures required; however, the adoption of Topic 606 did not have a material effect on our consolidated statements of operations, balance sheets or cash flows.
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the following five-step process specified in Topic 606.

•	Identify the contract(s) with a customer

•	Identify the performance obligations

•	Determine the transaction price

•	Allocate the transaction price

•	Recognize revenue when the performance obligations are met
Our contracts with customers include a single performance obligation to transfer a completed home to the customer. We generally determine selling price per home on the expected cost plus margin. Our contracts contain no significant financing terms as customers who finance do so through a third party. Performance obligations are satisfied at a moment in time when the home is complete and control of the asset is transferred to the customer at closing. Home sales proceeds are generally received from the title company within a few business days after closing.
Sales and broker commissions are incremental costs incurred to obtain a contract with a customer that would not have been incurred if the contract had not been obtained. Sales and broker commissions are expensed upon fulfillment of a home closing. Advertising costs are costs to obtain a contract that would have been incurred regardless of whether the contract was obtained and are recognized as an expense when incurred. Sales and broker commissions and advertising costs are recorded within sales and marketing expense presented in our consolidated statements of operations as selling expenses.
With exception of the aforementioned, we believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2018 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

•
our ability to successfully extend our business model to building homes with higher price points, developing larger communities and producing and selling multi-unit products, townhouses, wholesale products and acreage home sites;

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	the occurrence of the specific conversion events that enable early conversion of our 4.25% Convertible Notes due 2019;

•	decline in the market value of our land portfolio;

•	disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in land development and housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	future litigation, arbitration or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors;

•	our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown;

•	other risks and uncertainties inherent in our business;

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•	the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($70.0 million aggregate principal amount of the Convertible Notes as of March 31, 2018 and certain inventory related obligations) and variable-rate debt (our $600.0 million revolving credit facility, which may be increased to $650.0 million in accordance with the terms and conditions of the Credit Agreement) as part of financing our operations. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Other than as a result of an election of a holder of Convertible Notes to convert their Convertible Notes, we do not have the obligation to prepay the Convertible Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2018. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of March 31, 2018, we had $510.0 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of March 31, 2018 was LIBOR plus 3.15%. At March 31, 2018, LIBOR was 1.80%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $5.1 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6.         EXHIBITS

Exhibit No.	Description
3.1**
Certificate of Incorporation of LGI Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-190853) of LGI Homes, Inc. filed with the SEC on August 28, 2013).

3.2**	Bylaws of LGI Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed with the SEC on August 28, 2013).
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Previously filed.

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

LGI Homes, Inc.

Date:	May 8, 2018	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	May 8, 2018	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer