Form 10-Q
period 2018-06-30
LGI Homes, Inc.
filed 2018-08-07
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

As of August 3, 2018, there were 22,632,991 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$48,886	$67,571
Accounts receivable	31,746	44,706
Real estate inventory	1,062,696	918,933
Pre-acquisition costs and deposits	29,562	18,866
Property and equipment, net	1,675	1,674
Other assets	11,168	14,196
Deferred tax assets, net	2,168	1,928
Goodwill	12,018	12,018
Total assets	$1,199,919	$1,079,892

LIABILITIES AND EQUITY
Accounts payable	$19,893	$12,020
Accrued expenses and other liabilities	56,805	102,831
Notes payable	554,539	475,195
Total liabilities	631,237	590,046

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 23,632,991 shares issued and 22,632,991 shares outstanding as of June 30, 2018 and 22,845,580 shares issued and 21,845,580 shares outstanding as of December 31, 2017	236	228
Additional paid-in capital	233,598	229,680
Retained earnings	351,398	276,488
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	568,682	489,846
Total liabilities and equity	$1,199,919	$1,079,892

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Home sales revenues	$419,847	$324,178	$698,871	$487,089

Cost of sales	310,082	237,830	519,847	357,242
Selling expenses	29,301	24,193	52,250	40,300
General and administrative	18,302	13,680	33,742	24,945
Operating income	62,162	48,475	93,032	64,602
Other income, net	(509)	(167)	(866)	(882)
Net income before income taxes	62,671	48,642	93,898	65,484
Income tax provision	15,063	16,443	18,988	21,505
Net income	$47,608	$32,199	$74,910	$43,979
Earnings per share:
Basic	$2.11	$1.49	$3.34	$2.05
Diluted	$1.90	$1.39	$3.01	$1.91

Weighted average shares outstanding:
Basic	22,616,085	21,602,261	22,403,266	21,481,842
Diluted	25,000,647	23,242,589	24,884,628	23,032,648

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2017	22,845,580	$228	$229,680	$276,488	$(16,550)	$489,846
Net income	—	—	—	74,910	—	74,910
Issuance of shares in settlement of Convertible Notes	486,679	5	(475)	—	—	(470)
Issuance of restricted stock units in settlement of accrued bonuses	—	—	181	—	—	181
Compensation expense for equity awards	—	—	2,770	—	—	2,770
Stock issued under employee incentive plans	300,732	3	1,442	—	—	1,445
BALANCE— June 30, 2018	23,632,991	$236	$233,598	$351,398	$(16,550)	$568,682

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$74,910	$43,979
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	366	406
Loss on extinguishment of debt	530	—
Compensation expense for equity awards	2,770	1,580
Deferred income taxes	(95)	(631)
Changes in assets and liabilities:
Accounts receivable	12,960	(17,082)
Real estate inventory	(143,449)	(116,654)
Pre-acquisition costs and deposits	(10,696)	(2,793)
Other assets	3,028	(822)
Accounts payable	7,873	6,730
Accrued expenses and other liabilities	(43,867)	17,625
Net cash used in operating activities	(95,670)	(67,662)
Cash flows from investing activities:
Purchases of property and equipment	(367)	(323)
Net cash used in investing activities	(367)	(323)
Cash flows from financing activities:
Proceeds from notes payable	120,000	60,000
Payments on notes payable	(40,038)	(15,000)
Loan issuance costs	(3,923)	(4,359)
Proceeds from sale of stock, net of offering expenses	1,445	5,503
Payment for offering costs	—	(69)
Payment for earnout obligation	(132)	(308)
Net cash provided by financing activities	77,352	45,767
Net decrease in cash and cash equivalents	(18,685)	(22,218)
Cash and cash equivalents, beginning of period	67,571	49,518
Cash and cash equivalents, end of period	$48,886	$27,300

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our”), is engaged in the development of communities and the design, construction and sale of new homes in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California and Oregon.
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
The accompanying unaudited financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities will be expanded to include qualitative and specific quantitative information. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach. As part of our assessment work-to-date, we have formed an implementation work team and identified non-cancelable operating leases primarily associated with office facilities, real estate and office equipment. We believe the recognition of new right-of-use assets and lease liabilities will be the most significant change for us under ASU 2016-02. We are in the process of identifying and implementing appropriate changes to our business processes, systems and controls to support the adoption and disclosures required under ASU 2016-02.
2.     REVENUES
Adoption of Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, we adopted Topic 606 using the modified retrospective method. The results of applying Topic 606 did not affect our contracts as all contracts were completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We did not record any adjustments or net reductions to opening retained earnings as of January 1, 2018 in relation to the adoption of Topic 606.
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Retail home sales revenues	$392,320	$310,188	$664,358	$471,683
Other	27,527	13,990	34,513	15,406
Total home sales revenues	$419,847	$324,178	$698,871	$487,089
The following table presents our home sales revenues disaggregated by geography, based on our determined operating segments in Note 13 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Central	$181,268	$139,762	$288,766	$204,680
Southwest	73,030	63,258	127,313	96,384
Southeast	60,369	51,487	105,477	79,334
Florida	55,018	48,974	97,461	73,174
Northwest	49,463	20,697	79,155	33,517
Midwest	699	—	699	—
Total home sales revenues	$419,847	$324,178	$698,871	$487,089
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
Our other revenues are composed of our wholesale home sales under our LGI Homes brand in existing markets. Wholesale homes are primarily sold under a bulk sales agreement and focus on providing move-in ready homes with standardized features to real estate investors that will ultimately use the single-family homes as rental properties.

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
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Land, land under development and finished lots	$582,872	$494,552
Information centers	19,974	18,327
Homes in progress	212,674	191,659
Completed homes	247,176	214,395
Total real estate inventory	$1,062,696	$918,933
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

4.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Inventory related obligations	$11,060	$12,906
Taxes payable	3,917	48,733
Retentions and development payable	16,092	12,025
Accrued compensation, bonuses and benefits	9,771	14,462
Accrued interest	2,647	2,096
Warranty reserve	2,800	2,450
Other	10,518	10,159
Total accrued expenses and other liabilities	$56,805	$102,831
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Warranty reserves, beginning of period	$2,600	$1,650	$2,450	$1,600
Warranty provision	695	847	1,683	1,199
Warranty expenditures	(495)	(647)	(1,333)	(949)
Warranty reserves, end of period	$2,800	$1,850	$2,800	$1,850
5.     NOTES PAYABLE
Revolving Credit Agreement
On May 25, 2018, we entered into that certain Third Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent, which was amended as of June 19, 2018 by that certain First Amendment thereto (the “First Amendment”; such credit agreement, as amended by the First Amendment, the “Credit Agreement”). The Credit Agreement has substantially similar terms and provisions to our second amended and restated credit agreement entered into in May 2017 with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2017 Credit Agreement”) but, among other things, provides for an increase of the revolving credit facility from $600.0 million to $750.0 million (which was reduced in July 2018 upon issuance of the Senior Notes (as defined herein) to $450.0 million; see Note 14 for further details), which could be increased at our request by up to $50.0 million if the lenders make additional commitments, subject to the terms and conditions of the Credit Agreement.
The Credit Agreement matures on May 31, 2021. Before each anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The revolving credit facility is currently unsecured, but we have agreed to provide collateral if we fail to meet certain financial conditions in the future. As of June 30, 2018, the borrowing base under the Credit Agreement was $677.4 million, of which borrowings of $495.0 million were outstanding, $10.1 million of letters of credit were outstanding and $172.3 million was available to borrow.

Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.90%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.65% to 3.25% based on our leverage ratio. At June 30, 2018, LIBOR was 2.07%.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2018, we were in compliance with all of the covenants contained in the Credit Agreement.
Convertible Notes
We issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) in November 2014 pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Convertible Notes mature on November 15, 2019. Interest on the Convertible Notes is payable semi-annually in arrears on May 15 and November 15 of each year at a rate of 4.25%. When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity.
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
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes were settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.6 million reduction to debt discount and additional paid in capital, a $0.2 million loss on the extinguishment of debt and a cash payment of $15.0 million for the principal amount of such Convertible Notes. As of June 30, 2018, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
During the second quarter of 2018, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on March 31, 2018. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of April 1, 2018 through June 30, 2018 (inclusive). The Convertible Notes continue to be convertible during the third quarter of 2018. As of the date of the filing of this Quarterly Report on Form 10-Q, no other conversion notices have been received by us.
On July 6, 2018, concurrently with the offering of the Senior Notes, we entered into that certain First Supplemental Indenture, dated as of July 6, 2018, among us, our subsidiaries that guarantee our obligations under our revolving credit facility (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as trustee, which supplements the indenture governing the Convertible Notes, pursuant to which (i) the subordination provisions in the indenture governing the Convertible Notes were eliminated, (ii) each Subsidiary Guarantor agreed (A) to, concurrently with the issuance of the Senior Notes, fully and unconditionally guarantee the Convertible Notes to the same extent that such Subsidiary Guarantor is guaranteeing the Senior Notes and (B) that such Subsidiary Guarantor’s guarantee of the Convertible Notes ranks equally with such Subsidiary Guarantor’s guarantee of the Senior Notes and (iii) the Company agreed to not, directly or indirectly, incur any indebtedness in the form of, or otherwise become liable in respect of, any notes or other debt securities issued pursuant to an indenture or note purchase agreement (including the Senior Notes) unless such indebtedness is equal with or contractually subordinated to the Convertible Notes in right of payment.

Notes payable consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Notes payable under the Credit Agreement ($750.0 million revolving credit facility at June 30, 2018) maturing on May 31, 2021; interest paid monthly at LIBOR plus 2.90%; net of debt issuance costs of approximately $7.7 million and $5.3 million at June 30, 2018 and December 31, 2017, respectively	$487,304	$394,714
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $0.6 million and $1.0 million at June 30, 2018 and December 31, 2017, respectively; and approximately $2.1 million and $3.5 million in unamortized discount at June 30, 2018 and December 31, 2017, respectively	67,235	80,481
Total notes payable	$554,539	$475,195
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest incurred	$8,787	$6,028	$15,980	$11,102
Less: Amounts capitalized	(8,787)	(6,028)	(15,980)	(11,102)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$8,100	$5,752	$13,269	$8,911
Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of Convertible Notes discount of $1.4 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $2.2 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively.
6.     INCOME TAXES
We file U.S. federal and state income tax returns. As of June 30, 2018, we have no unrecognized tax benefits. We are no longer subject to exam for years before 2014 (2013 for Texas).
For the six months ended June 30, 2018, our effective tax rate of 20.2% is lower than the Federal statutory rate primarily as a result of the deductions in excess of compensation cost (“windfalls”) for share-based payments, offset by an increase in rate for state income taxes, net of the federal benefit payments.
The Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the U.S. federal income tax legislation signed into law on December 22, 2017, commonly known as the “Tax Cuts and Jobs Act of 2017” (the “Tax Act”), for which the accounting under Accounting Standards Codification (“ASC”) 740 is incomplete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Tax Act.
As of June 30, 2018, we have completed the majority of our accounting for the tax effects of the Tax Act. However, as there is some uncertainty around the grandfathering provisions related to performance-based executive compensation, we have estimated a provisional amount for deferred tax assets related to performance-based executive compensation. In addition, we also re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
During the three months ended June 30, 2018, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for 2016 that is anticipated to be completed in early 2019. As of June 30, 2018, the IRS has not proposed any adjustments to our tax positions.
Income taxes paid were $20.8 million and $14.7 million for the three months ended June 30, 2018 and 2017, respectively. Income taxes paid were $63.7 million and $14.7 million for the six months ended June 30, 2018 and 2017, respectively.

7.     EQUITY
Convertible Notes
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
Shelf Registration Statement and ATM Offering Program
We have an effective shelf registration statement on Form S-3 (the “Registration Statement”), to offer and sell from time to time various securities with a maximum offering price of $300.0 million. In November 2017, we concluded our prior $25.0 million at-the-market common stock offering program (the “2016 ATM Program”) under the Registration Statement. During the three and six months ended June 30, 2017, we issued and sold 4,990 and 154,990 shares of our common stock, respectively, under the 2016 ATM Program and received net proceeds of approximately $0.2 million and $4.8 million, respectively.
8.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator (in thousands):
Numerator for basic and dilutive earnings per share	$47,608	$32,199	$74,910	$43,979
Denominator:
Basic weighted average shares outstanding	22,616,085	21,602,261	22,403,266	21,481,842
Effect of dilutive securities:
Convertible Notes - treasury stock method	2,166,333	1,417,163	2,191,836	1,296,413
Stock-based compensation units	218,229	223,165	289,526	254,393
Diluted weighted average shares outstanding	25,000,647	23,242,589	24,884,628	23,032,648

Basic earnings per share	$2.11	$1.49	$3.34	$2.05
Diluted earnings per share	$1.90	$1.39	$3.01	$1.91
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	2,871	3,758	13,118	23,089
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
During the three and six months ended June 30, 2018 and 2017, the average market price of our common stock exceeded the conversion price of $21.52 per share. Included in the calculation of diluted earnings per share was the effect of approximately 2.2 million and 1.4 million shares of our common stock related to the conversion spread of the Convertible Notes for the three months ended June 30, 2018 and 2017, respectively, and 2.2 million and 1.3 million shares of our common stock related to the conversion spread of the Convertible Notes for the six months ended June 30, 2018 and 2017, respectively.

9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Six Months Ended June 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	175,100	$27.66	133,853	$20.13
Granted	38,546	$64.06	65,869	$31.96
Vested	(35,968)	$15.51	(11,269)	$15.32
Forfeited	(4,993)	$33.79	(6,419)	$20.28
Ending balance	172,685	$38.14	182,034	$24.70
During the six months ended June 30, 2018, we issued 15,867 RSUs to senior management for the time-based portion of our 2018 long-term incentive compensation program, 11,780 RSUs for 2017 bonuses to managers under our Annual Bonus Plan and 10,899 RSUs to other employees. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock.
We recognized $0.5 million and $0.3 million of stock-based compensation expense related to outstanding RSUs for the three months ended June 30, 2018 and 2017, respectively. We recognized $0.9 million and $0.6 million of stock-based compensation expense related to outstanding RSUs for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, we had unrecognized compensation cost of $4.1 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years.
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
The following table summarizes the activity of our PSUs for the six months ended June 30, 2018:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2017	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at June 30, 2018	Weighted Average Grant Date Fair Value
2015	2015 - 2017	120,971	—	(120,971)	—	—	$13.34
2016	2016 - 2018	87,605	—	—	(3,929)	83,676	$21.79
2017	2017 - 2019	111,035	—	—	(2,788)	108,247	$31.64
2018	2018 - 2020	—	61,898	—	—	61,898	$64.60
Total		319,611	61,898	(120,971)	(6,717)	253,821
At June 30, 2018, management estimates that the recipients will receive approximately 139%, 179% and 200% of the 2018, 2017 and 2016 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.9 million and $0.1 million of total stock-based compensation expense related to outstanding PSUs for the three months ended June 30, 2018 and 2017, respectively. We recognized

$1.8 million and $1.9 million of total stock-based compensation expense related to outstanding PSUs for the six months ended June 30, 2018 and 2017, respectively. PSUs granted in 2015 vested on March 15, 2018 at 200% of the target amount, and 241,942 shares of our common stock were issued upon such vesting. At June 30, 2018, we had unrecognized compensation cost of $8.0 million, based on the target amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.0 year.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying amounts due to the short-term nature of these instruments. As of June 30, 2018, our revolving credit facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Convertible Notes listed below, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar convertible notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at June 30, 2018 and December 31, 2017 (in thousands):

		June 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Convertible Notes	Level 2	$67,235	$67,785	$80,481	$81,523

(1)	Excludes the fair value of the equity component of the Convertible Notes. See the “Convertible Notes” section within Note 5 for further details.
11.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
In April 2018, we completed our commitments under a land purchase contract to purchase 106 finished lots in Montgomery County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots were purchased in takedowns of at least 21 lots during successive six-month periods, subject to 5% annual price escalation and certain price protection terms. During the three and six months ended June 30, 2018, we purchased the final takedown of 22 lots under this land purchase contract for $1.8 million and a $100,000 non-refundable deposit related to this land purchase contract was applied to this takedown. During the three and six months ended June 30, 2017, we purchased 21 lots under this land purchase contract for $1.7 million.
As of June 30, 2018, we have two land purchase contracts to purchase a total of 198 finished lots in Pasco County and Manatee County, Florida from affiliates of one of our directors for a total base purchase price of approximately $6.9 million. The lots will be purchased in takedowns, subject to annual price escalation ranging from 3% to 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.7 million non-refundable deposit at June 30,

2018 related to these land purchase contracts. We anticipate closing on these contracts in the fourth quarter of 2018.
Home Sales to Affiliates
We had no home closings to affiliates during the three and six months ended June 30, 2018 or the three months ended June 30, 2017. During the six months ended June 30, 2017, we closed on three homes sold to an affiliate of one of our directors for approximately $0.7 million.
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

	June 30, 2018	December 31, 2017
Land deposits and option payments	$27,870	$17,761
Commitments under the land purchase contracts if the purchases are consummated	$665,398	$460,714
Lots under land purchase contracts	22,296	18,758
As of June 30, 2018 and December 31, 2017, approximately $12.7 million and $8.4 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances and secured by mortgages, or letters of credit or guaranteed by the seller or its affiliates.
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $60.7 million (including $10.1 million of letters of credit issued under our revolving credit facility) and $49.7 million at June 30, 2018 and December 31, 2017, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
13.     SEGMENT INFORMATION
Beginning in the fourth quarter of 2017, we changed our reportable segment to Central, Southwest, Southeast, Florida, Northwest and Midwest. These segments reflect the way the Company evaluates its business performance and manages its operations. Prior year information has been restated for corresponding items of our segment information.
We operate one principal homebuilding business that is organized and reports by division. We have six operating segments at June 30, 2018: our Central, Southwest, Southeast, Florida, Northwest and Midwest divisions. The Central division is our largest division and comprised approximately 41% and 42% of total home sales revenues for the six months ended June 30, 2018 and 2017, respectively.

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
Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Central	$181,268	$139,762	$288,766	$204,680
Southwest	73,030	63,258	127,313	96,384
Southeast	60,369	51,487	105,477	79,334
Florida	55,018	48,974	97,461	73,174
Northwest	49,463	20,697	79,155	33,517
Midwest	699	—	699	—
Total home sales revenues	$419,847	$324,178	$698,871	$487,089

Net income (loss) before income taxes:
Central	$34,225	$26,000	$50,043	$34,421
Southwest	10,189	8,612	15,175	11,177
Southeast	7,599	6,606	11,926	8,920
Florida	7,585	6,494	11,557	8,792
Northwest	5,793	2,444	8,850	3,812
Midwest	(688)	(123)	(1,200)	(227)
Corporate (1)	(2,032)	(1,391)	(2,453)	(1,411)
Total net income (loss) before income taxes	$62,671	$48,642	$93,898	$65,484

(1)
The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	June 30, 2018	December 31, 2017
Assets:
Central	$495,185	$439,833
Southwest	188,939	175,786
Southeast	204,101	155,928
Florida	105,883	119,257
Northwest	130,574	80,350
Midwest	20,749	15,066
Corporate (1)	54,488	93,672
Total assets	$1,199,919	$1,079,892

(1)
As of June 30, 2018, the Corporate balance consists primarily of cash, prepaid insurance, and prepaid expenses. As of December 31, 2017, the Corporate balance consists primarily of cash, deposits and pre-acquisition costs, prepaid insurance, and prepaid expenses. $18.9 million of deposits and pre-acquisition costs were reported at Corporate as of December 31,2017 and balances as of June 30, 2018 were allocated to the six reportable segments.

14.     SUBSEQUENT EVENTS
Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of our 6.875% Senior Notes due 2026 (the “Senior Notes”) in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019 and maturing on July 15, 2026. Terms of the Senior Notes are governed by an indenture, dated July 6, 2018, among us, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee.
We received net proceeds from the offering of the Senior Notes of approximately $296.2 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. The net proceeds from the offering were used to repay a portion of the borrowings under the Credit Agreement. The impact of the offering of the Senior Notes will be recorded in the third quarter of 2018.
In connection with the issuance of the Senior Notes, we reduced the revolving commitment under the Credit Agreement from $750.0 million to $450.0 million pursuant to the First Amendment. We expect to record approximately $3.1 million in debt extinguishment costs related to the Credit Agreement during the third quarter of 2018.
Wynn Acquisition
On August 2, 2018, we acquired certain real estate assets owned by Wynn Homes and its affiliates for a purchase price of approximately $80.0 million, subject to certain post-closing adjustments. We paid the cash closing payment of $74.3 million using cash on hand and borrowings under our revolving credit facility. We acquired approximately 200 homes under construction and approximately 4,000 owned and controlled lots in central and eastern North Carolina, assumed certain land acquisition and land development contracts of Wynn Homes and acquired certain tangible and intangible assets. As a portion of the purchase price, we will issue to the owner of Wynn Homes, within 30 days after August 2, 2018, subject to the owner of Wynn Homes meeting certain requirements, a number of unregistered shares of our common stock equal to (i) $4,000,000 divided by (ii) the lesser of (a) the average of the closing sale price of our common stock for each of the ten trading days immediately prior to the date of August 2, 2018, or (b) the average of the closing sale price of our common stock for each of the five trading days immediately following August 7, 2018. Additionally, the acquisition provides that, in the event that we acquire certain specified developed or undeveloped real property following the August 2, 2018 acquisition date, we shall pay to the the owner of Wynn Homes an agreed cash amount for such property on the date of such acquisition, subject to certain restrictions. Due to the closing of this acquisition subsequent to the period end, we are currently determining the fair value of assets acquired and liabilities assumed necessary to develop the purchase price allocation. Therefore, disclosure of the purchase price allocation to the tangible and intangible assets acquired and liabilities assumed is not practicable.

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
Birmingham, AL
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 25,000 homes. During the six months ended June 30, 2018, we had 3,059 home closings, compared to 2,272 home closings during the six months ended June 30, 2017.
We sell homes under the LGI Homes and Terrata Homes brands. Our 79 active communities at June 30, 2018 included five Terrata Homes communities.
Recent Developments
During June 2018, we closed on our first home in the Sacramento, California market.
On July 6, 2018, we completed an offering of $300.0 million aggregate principal amount of our 6.875% Senior Notes due 2026 (the “Senior Notes”). We received net proceeds from the offering of the Senior Notes of approximately $296.2 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. The net proceeds from the offering were used to repay a portion of the borrowings under the Credit Agreement.
On August 2, 2018, we acquired certain real estate assets owned by Wynn Homes and its affiliates for a purchase price of approximately $80.0 million, subject to certain post-closing adjustments. As a portion of the purchase price, we will issue to the owner of Wynn Homes, unregistered shares of our common stock, with the actual number of shares to be determined based on the lower of (i) the average stock price over a period of time prior to the acquisition or (ii) the average closing price of our common stock over a period of time occurring after the filing of this Quarterly Report on Form 10-Q.
Key Results
Key financial results as of and for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, were as follows:

•	Home sales revenues increased 29.5% to $419.8 million from $324.2 million.

•	Homes closed increased 20.1% to 1,815 homes from 1,511 homes.

•	Average sales price of our homes increased 7.8% to $231,321 from $214,545.

•	Gross margin as a percentage of home sales revenues decreased to 26.1% from 26.6%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 27.7% from 28.0%.

•	Net income before income taxes increased 28.8% to $62.7 million from $48.6 million.

•	Net income increased 47.9% to $47.6 million from $32.2 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues remained flat at 16.4%.

•	Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues remained flat at 16.4%.

•	Total owned and controlled lots increased 3.4% to 46,855 lots at June 30, 2018 from 45,321 lots at March 31, 2018.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Key financial results as of and for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, were as follows:

•	Home sales revenues increased 43.5% to $698.9 million from $487.1 million.

•	Homes closed increased 34.6% to 3,059 homes from 2,272 homes.

•	Average sales price of our homes increased 6.6% to $228,464 from $214,388.

•	Gross margin as a percentage of home sales revenues decreased to 25.6% from 26.7%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 27.2% from 28.0%.

•	Net income before income taxes increased 43.4% to $93.9 million from $65.5 million.

•	Net income increased 70.3% to $74.9 million from $44.0 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues increased to 14.9% from 14.7%.

•	Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 14.9% from 14.7%.

•	Total owned and controlled lots increased 18.0% to 46,855 lots at June 30, 2018 from 39,709 lots at December 31, 2017.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$419,847	$324,178	$698,871	$487,089
Expenses:
Cost of sales	310,082	237,830	519,847	357,242
Selling expenses	29,301	24,193	52,250	40,300
General and administrative	18,302	13,680	33,742	24,945
Operating income	62,162	48,475	93,032	64,602
Other income, net	(509)	(167)	(866)	(882)
Net income before income taxes	62,671	48,642	93,898	65,484
Income tax provision	15,063	16,443	18,988	21,505
Net income	$47,608	$32,199	$74,910	$43,979
Basic earnings per share	$2.11	$1.49	$3.34	$2.05
Diluted earnings per share	$1.90	$1.39	$3.01	$1.91
Other Financial and Operating Data:
Active communities at end of period	79	71	79	71
Home closings	1,815	1,511	3,059	2,272
Average sales price of homes closed	$231,321	$214,545	$228,464	$214,388
Gross margin (1)	$109,765	$86,348	$179,024	$129,847
Gross margin % (2)	26.1%	26.6%	25.6%	26.7%
Adjusted gross margin (3)	$116,353	$90,823	$189,921	$136,432
Adjusted gross margin % (2)(3)	27.7%	28.0%	27.2%	28.0%
EBITDA (4)	$69,445	$53,175	$105,164	$72,303
EBITDA margin % (2)(4)	16.4%	16.4%	14.9%	14.7%
Adjusted EBITDA (4)	$68,936	$53,145	$104,295	$71,593
Adjusted EBITDA margin % (2)(4)	16.4%	16.4%	14.9%	14.7%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

(4)
EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) other income, net and (vi) adjustments resulting from the application of purchase accounting. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Please see “—Non-GAAP Measures” for a reconciliations of EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Homes Sales. Our home sales revenues, closings, average sales price (ASP) and ending community count by division for the three months ended June 30, 2018 and 2017 were as follows (revenues in thousands):

	Three Months Ended June 30,
	2018			2017
	Revenues	Closings	ASP	Revenues	Closings	ASP
Central	$181,268	850	$213,256	$139,762	679	$205,835
Southwest	73,030	262	278,740	63,258	248	255,073
Southeast	60,369	298	202,581	51,487	275	187,225
Florida	55,018	257	214,078	48,974	245	199,894
Northwest	49,463	145	341,124	20,697	64	323,391
Midwest	699	3	233,000	—	—	—
Total home sales revenues	$419,847	1,815	$231,321	$324,178	1,511	$214,545

	As of June 30,
Community count	2018	2017
Central	29	25
Southwest	14	16
Southeast	17	14
Florida	12	12
Northwest	5	4
Midwest	2	—
Total community count	79	71
Home sales revenues for the three months ended June 30, 2018 were $419.8 million, an increase of $95.7 million, or 29.5%, from $324.2 million for the three months ended June 30, 2017. The increase in home sales revenues is primarily due to a 20.1% increase in homes closed and an increase in the average sales price per home during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in home closings was largely due to the increase in the number of active communities in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The average sales price per home closed during the three months ended June 30, 2018 was $231,321, an increase of $16,776, or 7.8%, from the average sales price per home of $214,545 for the three months ended June 30, 2017. The increase in the average sales price per home is primarily due to changes in product mix, price points in new markets and a favorable pricing environment. We increased our home sales revenues in our Central division by $41.5 million, or 29.7% of home sales revenues, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, representing a 25.2% increase in the number of homes closed in this division during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. We increased our home sales revenues outside of the Central division by $54.2 million, or 29.4% of home sales revenues, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, representing a 16.0% increase in the number of homes closed in these divisions during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Our active selling communities at June 30, 2018 increased to 79 from 71 at June 30, 2017. Four of the eight active selling communities added between June 30, 2017 and June 30, 2018 were outside of our Central division. All divisions added communities by expanding into new markets or deepening existing markets with the exception of the Southwest division, which had two fewer active communities due to close out or transition between certain of its active communities, and our Florida division, which maintained the same level of active communities for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended June 30, 2018 to $310.1 million, an increase of $72.3 million, or 30.4%, from $237.8 million for the three months ended June 30, 2017. This increase is primarily due to a 20.1% increase in homes closed during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, and, to a lesser degree, product mix and higher construction costs. Gross margin for the three months ended June 30, 2018 was $109.8 million, an increase of $23.4 million, or 27.1%, from $86.3 million for the three months ended June 30, 2017. Gross margin as a percentage of home sales revenues was 26.1% for the three months ended June 30, 2018 and 26.6% for the three months ended June 30, 2017. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of higher construction costs and to a lesser extent due to 103 wholesale home closings during the three months ended June 30, 2018 compared to 65 wholesale home closings during the three months ended June 30, 2017, partially offset by higher average home sales prices.
Selling Expenses. Selling expenses for the three months ended June 30, 2018 were $29.3 million, an increase of $5.1 million, or 21.1%, from $24.2 million for the three months ended June 30, 2017. Sales commissions increased to $16.3 million for the three months ended June 30, 2018 from $12.6 million for the three months ended June 30, 2017, primarily due to a 29.5% increase in home sales revenues during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Selling expenses as a percentage of home sales revenues were 7.0% and 7.5% for the three months ended June 30, 2018 and 2017, respectively. The decrease in selling expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues.
General and Administrative. General and administrative expenses for the three months ended June 30, 2018 were $18.3 million, an increase of $4.6 million, or 33.8%, from $13.7 million for the three months ended June 30, 2017. The increase in general and administrative expenses as a percentage of home sales revenues is 4.4% and 4.2% for the three months ended June 30, 2018 and 2017, respectively. The increases are primarily due to professional fees and additional compensation costs associated with an increase of active communities and home closings during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
Operating Income, Net Income before Taxes and Net Income. Operating income for the three months ended June 30, 2018 was $62.2 million, an increase of $13.7 million, or 28.2%, from $48.5 million for the three months ended June 30, 2017. Net income before income taxes for the three months ended June 30, 2018 was $62.7 million, an increase of $14.0 million, or 28.8%, from $48.6 million for the three months ended June 30, 2017. The following divisions contributed to net income before income taxes during the three months ended June 30, 2018: Central - $34.2 million or 54.6%; Southwest - $10.2 million or 16.3%; Florida - $7.6 million or 12.1%; Southeast - $7.6 million or 12.1%; and Northwest - $5.8 million or 9.2%. Net income for the three months ended June 30, 2018 was $47.6 million, an increase of $15.4 million, or 47.9%, from $32.2 million for the three months ended June 30, 2017. The increases in operating income, net income before taxes and net income are primarily attributed to a 20.1% increase in homes closed, the 7.8% increase in average home sales price, a decrease in the effective tax rate, and operating leverage realized related to selling expenses during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Homes Sales. Our home sales revenues, closings and average sales price (ASP) by division for the six months ended June 30, 2018 and 2017 were as follows (revenues in thousands):

	Six Months Ended June 30,
	2018			2017
	Revenues	Closings	ASP	Revenues	Closings	ASP
Central	$288,766	1,371	$210,624	$204,680	994	$205,915
Southwest	127,313	459	277,370	96,384	380	253,642
Southeast	105,477	527	200,146	79,334	426	186,230
Florida	97,461	466	209,144	73,174	368	198,842
Northwest	79,155	233	339,721	33,517	104	322,279
Midwest	699	3	233,000	—	—	—
Total home sales revenues	$698,871	3,059	$228,464	$487,089	2,272	$214,388
Home sales revenues for the six months ended June 30, 2018 were $698.9 million, an increase of $211.8 million, or 43.5%, from $487.1 million for the six months ended June 30, 2017. The increase in home sales revenues is primarily due to a 34.6% increase in homes closed and an increase in the average sales price per home during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase in home closings was largely due to the overall increase in the number of active communities in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The average sales price per home closed during the six months ended June 30, 2018 was $228,464, an increase of $14,076, or 6.6%, from the average sales price per home of $214,388 for the six months ended June 30, 2017. This increase in the average sales price per home was primarily due to changes in product mix, higher price points in certain new markets and a favorable pricing environment. We increased our home sales revenues in our Central division by $84.1 million, or 41.1% of home sales revenues, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, representing a 37.9% increase in the number of homes closed in this division during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. We increased our home sales revenues in our divisions other than our Central division by $127.7 million, or 45.2% of home sales revenues, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, representing a 32.1% increase in the number of homes closed in these divisions during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Our active selling communities at June 30, 2018 increased to 79 from 71 at June 30, 2017.  Four of the eight active selling communities added between June 30, 2017 and June 30, 2018 were outside of our Central division, contributing to the further geographic diversification of our business. All divisions added communities by expanding into new markets or deepening existing markets with the exception of the Southwest division, which had two fewer active communities due to close out or transition between certain of its active communities, and our Florida division, which maintained the same level of active communities for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the six months ended June 30, 2018 to $519.8 million, an increase of $162.6 million, or 45.5%, from $357.2 million for the six months ended June 30, 2017. This increase is primarily due to a 34.6% increase in homes closed during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, and to a lesser degree, product mix. The increase in average cost of sales per home is primarily due to changes in construction costs associated with product mix and lot costs. Gross margin for the six months ended June 30, 2018 was $179.0 million, an increase of $49.2 million, or 37.9%, from $129.8 million for the six months ended June 30, 2017. Gross margin as a percentage of home sales revenues was 25.6% for the six months ended June 30, 2018 and 26.7% for the six months ended June 30, 2017. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of higher construction costs and lot costs partially offset by higher average home sales price for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, and to a lesser extent due to 134 wholesale home closings during the six months ended June 30, 2018 compared to 72 wholesale home closings during the six months ended June 30, 2017.
Selling Expenses. Selling expenses for the six months ended June 30, 2018 were $52.3 million, an increase of $12.0 million, or 29.7%, from $40.3 million for the six months ended June 30, 2017. Sales commissions increased to $27.4 million for the six months ended June 30, 2018 from $19.1 million for the six months ended June 30, 2017, largely due to a 43.5% increase in home sales revenues during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Selling expenses as a percentage of home sales revenues were 7.5% and 8.3% for the six months ended June 30, 2018 and 2017, respectively. The decrease in selling expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
General and Administrative. General and administrative expenses for the six months ended June 30, 2018 were $33.7 million, an increase of $8.8 million, or 35.3%, from $24.9 million for the six months ended June 30, 2017. The increase in the amount of general and administrative expenses is primarily due to professional fees and additional compensation costs associated with an increase of active communities and home closings during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. General and administrative expenses as a percentage of home sales revenues were 4.8% and 5.1% for the six months ended June 30, 2018 and 2017, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects leverage realized from the increase in home sales revenues during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Operating Income, Net Income before Income Taxes and Net Income. Operating income for the six months ended June 30, 2018 was $93.0 million, an increase of $28.4 million, or 44.0%, from $64.6 million for the six months ended June 30, 2017. Net income before income taxes for the six months ended June 30, 2018 was $93.9 million, an increase of $28.4 million, or 43.4%, from $65.5 million for the six months ended June 30, 2017. The following divisions contributed to net income before income taxes during the six months ended June 30, 2018: Central - $50.0 million or 53.3%; Southwest - $15.2 million or 16.2%; Florida - $11.6 million or 12.3%; Southeast - $11.9 million or 12.7%; and Northwest - $8.9 million or 9.4%. Net income for the six months ended June 30, 2018 was $74.9 million, an increase of $30.9 million, or 70.3%, from $44.0 million for the six months ended June 30, 2017. The increases in operating income, net income before income taxes and net income are primarily attributed to a 34.6% increase in homes closed, a higher average sales price, a decrease in the effective tax rate, and improved leverage realized during the six months ended June 30, 2018 as compared to six months ended June 30, 2017.
Non-GAAP Measures
In addition to the results reported in accordance with U.S. GAAP, we have provided information in this Quarterly Report on Form 10-Q relating to adjusted gross margin, EBITDA and adjusted EBITDA.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Home sales revenues	$419,847	$324,178	$698,871	$487,089
Cost of sales	310,082	237,830	519,847	357,242
Gross margin	109,765	86,348	179,024	129,847
Capitalized interest charged to cost of sales	6,588	4,338	10,900	6,413
Purchase accounting adjustments (1)	—	137	(3)	172
Adjusted gross margin	$116,353	$90,823	$189,921	$136,432
Gross margin % (2)	26.1%	26.6%	25.6%	26.7%
Adjusted gross margin % (2)	27.7%	28.0%	27.2%	28.0%

(1)
Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.

(2)	Calculated as a percentage of home sales revenues.
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) other income, net and (vi) adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
(i) they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments, including for purchase of land;
(ii) they do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;
(iii) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and EBITDA and adjusted EBITDA do not reflect any cash requirements for such replacements or improvements;
(iv) they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;
(v) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and
(vi) other companies in our industry may calculate them differently than we do, limiting their usefulness as a comparative measure.
Because of these limitations, our EBITDA and adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using our EBITDA and adjusted EBITDA along with other comparative tools, together with

GAAP measures, to assist in the evaluation of operating performance. These GAAP measures include operating income, net income and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments and other non-recurring charges, which are not reflected in our EBITDA or adjusted EBITDA. EBITDA and adjusted EBITDA are not intended as alternatives to net income as indicators of our operating performance, as alternatives to any other measure of performance in conformity with GAAP or as alternatives to cash flows as a measure of liquidity. You should therefore not place undue reliance on our EBITDA or adjusted EBITDA calculated using these measures.
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$47,608	$32,199	$74,910	$43,979
Income taxes	15,063	16,443	18,988	21,505
Depreciation and amortization	186	195	366	406
Capitalized interest charged to cost of sales	6,588	4,338	10,900	6,413
EBITDA	69,445	53,175	105,164	72,303
Purchase accounting adjustments(1)	—	137	(3)	172
Other income, net	(509)	(167)	(866)	(882)
Adjusted EBITDA	$68,936	$53,145	$104,295	$71,593
EBITDA margin %(2)	16.4%	16.4%	14.9%	14.7%
Adjusted EBITDA margin %(2)	16.4%	16.4%	14.9%	14.7%

(1)
Adjustments result from the application of purchase accounting related to prior acquisitions and represent the amount of the fair value step-up adjustments for real estate inventory included in cost of sales.

(2)	Calculated as a percentage of home sales revenues.
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

As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Six Months Ended June 30,
	2018 (4)	2017 (5)
Net orders (1)	3,427	3,371
Cancellation rate (2)	22.5%	21.3%
Ending backlog – homes (3)	1,184	1,545
Ending backlog – value (3)	$296,904	$352,543

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that has been signed by homebuyers who have met our preliminary financing criteria but have not yet closed and wholesale contracts for which the required deposit has been made. Ending backlog is valued at the contract amount.

(4)	41 units and values related to bulk sales agreements are not included in the table above.

(5)	59 units and values related to bulk sales agreements are not included in the table above.
Land Acquisition Policies and Development
We increased our active communities to 79 as of June 30, 2018 from 78 as of December 31, 2017. We also increased our lot inventory to 46,855 owned or controlled lots as of June 30, 2018 from 39,709 owned or controlled lots as of December 31, 2017.
The table below shows (i) home closings by division for the six months ended June 30, 2018 and (ii) our owned or controlled lots by division as of June 30, 2018.

	Six Months Ended June 30, 2018	As of June 30, 2018
Division	Home Closings	Owned (1)	Controlled	Total
Central	1,371	13,656	10,190	23,846
Southwest	459	2,445	1,672	4,117
Southeast	527	5,010	7,535	12,545
Florida	466	2,034	1,566	3,600
Northwest	233	1,143	1,292	2,435
Midwest	3	271	41	312
Total	3,059	24,559	22,296	46,855

(1)	Of the 24,559 owned lots as of June 30, 2018, 14,823 were raw/under development lots and 9,736 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory. As of June 30, 2018, we had a total of 1,522 completed homes, including information centers, and 1,781 homes in progress.
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
Liquidity and Capital Resources
Overview
As of June 30, 2018, we had $48.9 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
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
Under our $300.0 million shelf registration statement on Form S-3, which was declared effective in August 2015, we have the ability to access the debt and equity capital markets as needed as part of our ongoing financing strategy. At June 30, 2018, we have used approximately $55.0 million of the securities registered under the shelf registration statement. We currently intend to renew our shelf registration statement prior to its expiration in August 2018.
We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations and cash expected to be available from our revolving credit facility or through accessing debt or equity capital, as needed.
Revolving Credit Facility
On May 25, 2018, we entered into that certain Third Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent, which was amended as of June 19, 2018 by that certain First Amendment thereto (the “First Amendment”; such credit agreement, as amended by the First Amendment, the “Credit Agreement”). The Credit Agreement has substantially similar terms and provisions to our second amended and restated credit agreement entered into in May 2017 with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2017 Credit Agreement”) but, among other things, provides for an increase of the revolving credit facility from $600.0 million to $750.0 million (which was reduced in July 2018 upon issuance of the Senior Notes (as defined herein) to $450.0 million), which could be increased at our request by up to $50.0 million if the lenders make additional commitments, subject to the terms and conditions of the Credit Agreement.
The Credit Agreement matures on May 31, 2021. Before each anniversary of the closing of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The revolving credit facility is currently unsecured, but we have agreed to provide collateral if we fail to meet certain financial conditions in the future. As of June 30, 2018, the borrowing base under the Credit Agreement was $677.4 million, of which borrowings of $495.0 million were outstanding, $10.1 million of letters of credit were outstanding and the remaining $172.3 million was available to borrow.

The Credit Agreement requires us to maintain (i) a tangible net worth of not less than $400.0 million plus 75% of the net proceeds of all equity issuances plus 50% of the amount of our positive net income in any fiscal quarter after December 31, 2017, (ii) a leverage ratio of not greater than 64.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2018, we were in compliance with all of the covenants contained in the Credit Agreement.
Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of our 6.875% Senior Notes due 2026 (the “Senior Notes”) in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019 and maturing on July 15, 2026. Terms of the Senior Notes are governed by an indenture, dated July 6, 2018, among us, our subsidiaries that guarantee our obligations under our revolving credit facility (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as trustee.
We received net proceeds from the offering of the Senior Notes of approximately $296.2 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. The net proceeds from the offering were used to repay a portion of the borrowings under the Credit Agreement. The impact of the offering of the Senior Notes will be recorded in the third quarter of 2018.
In connection with the issuance of the Senior Notes, we reduced the revolving commitment under the Credit Agreement from $750.0 million to $450.0 million pursuant to the First Amendment. We expect to record approximately $3.1 million in debt extinguishment costs related to the Credit Agreement during the third quarter of 2018.
Convertible Notes
In November 2014, we issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act. The Convertible Notes mature on November 15, 2019 and bear interest at a rate of 4.25%, payable semi-annually in arrears on May 15 and November 15 of each year.
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
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes was settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.6 million reduction to debt discount and additional paid in capital, a $0.2 million loss on the extinguishment of debt and a cash payment of $15.0 million for the principal amount of such Convertible Notes. As of June 30, 2018, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
During the second quarter of 2018, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on March 31, 2018. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of April 1, 2018 through June 30, 2018 (inclusive). The Convertible Notes continue to be convertible during the third quarter of 2018. As of the date of the filing of this Quarterly Report on Form 10-Q, no other conversion notices have been received by us.
On July 6, 2018, concurrently with the offering of the Senior Notes, we entered into that certain First Supplemental Indenture, dated as of July 6, 2018, among us, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee, which supplements the indenture governing the Convertible Notes, pursuant to which (i) the subordination provisions in the indenture governing the Convertible Notes were eliminated, (ii) each Subsidiary Guarantor agreed (A) to, concurrently with the issuance of the Senior Notes, fully and unconditionally guarantee the Convertible Notes to the same extent that such Subsidiary Guarantor is guaranteeing the Senior Notes and (B) that such Subsidiary Guarantor’s guarantee of the Convertible Notes ranks equally with such Subsidiary Guarantor’s guarantee of the Senior Notes and (iii) the Company agreed to not, directly or indirectly, incur any indebtedness in the form of, or otherwise become liable in respect of, any notes or other debt securities issued pursuant to an indenture or note purchase agreement (including the Senior Notes) unless such indebtedness is equal with or contractually subordinated to the Convertible Notes in right of payment.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $60.7 million as of June 30, 2018. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of June 30, 2018 will be drawn upon.
Cash Flows
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net cash used in operating activities during the six months ended June 30, 2018 was $95.7 million as compared to $67.7 million during the six months ended June 30, 2017. The $28.0 million increase in net cash used in operating activities was primarily attributable to cash outlays for the $26.8 million increase in the net change in real estate inventory year-over-year, which was primarily related to our increased community count, additional homes under construction and land acquisitions, and to the $60.3 million decrease in accounts payable, accrued expenses and other liabilities, which was primarily related to payment of income taxes. Year-over-year change in net cash provided by working capital items were a $30.0 million decrease in accounts receivable, and a $3.9 million decrease in other assets, offset by a $7.9 million increase in cash paid for pre-acquisition costs and deposits year-over-year. The increase in cash used in operating activities reflects our continued growth and, to a lesser extent, the timing of home sales and homebuilding activities.
Net cash used in investing activities was $0.4 million and $0.3 million during the six months ended June 30, 2018 and 2017, respectively, and reflects the purchase of property and equipment.
Net cash provided by financing activities totaled $77.4 million during the six months ended June 30, 2018, as compared to $45.8 million during the six months ended June 30, 2017. The $31.6 million increase in net cash provided by financing activities in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 consists primarily of the $35.0 million increase in net borrowings under our revolving credit facility, offset by the $4.1 million decrease in net proceeds realized from the issuance and sale of shares of our common stock.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of June 30, 2018, we had $27.9 million of cash deposits pertaining to land purchase contracts for 22,296 lots with an aggregate purchase price of $665.4 million. Approximately $12.7 million of the cash deposits as of June 30, 2018 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
As of June 30, 2018, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Item 5. Other Information of Part II of this Quarterly Report on Form 10-Q for a discussion of certain contractual obligations under the asset purchase agreement for the Wynn Homes acquisition.
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
With exception of the aforementioned, we believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2018 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	the occurrence of the specific conversion events that enable early conversion of our 4.25% Convertible Notes due 2019;

•	decline in the market value of our land portfolio;

•	disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in land development and housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	existing and future litigation, arbitration or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors;

•	information system interruptions or breaches in security;

•	our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown;

•	other risks and uncertainties inherent in our business;

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•	the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We currently utilize both fixed-rate debt ($70.0 million aggregate principal amount of the Convertible Notes, $300.0 million aggregate principal amount of the Senior Notes and certain inventory related obligations) and variable-rate debt (our $450.0 million revolving credit facility, which may be increased to $500.0 million in accordance with the terms and conditions of the Credit Agreement) as part of financing our operations. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Other than as a result of an election of a holder of Convertible Notes to convert their Convertible Notes, we do not have the obligation to prepay the Convertible Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2018. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of June 30, 2018, we had $495.0 million of variable rate indebtedness outstanding under the Credit Agreement. In connection with the issuance of the Senior Notes, we repaid $296.2 million of borrowings under the Credit Agreement on July 6, 2018. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of June 30, 2018 was LIBOR plus 2.90%. At June 30, 2018, LIBOR was 2.07%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $5.0 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.         LEGAL PROCEEDINGS
Class Action Lawsuit
On May 11, 2018, a putative opt-in class action was filed by Christopher Munson, a former employee, on behalf of himself and all others similarly situated, in the United States District Court, Middle District of Florida, Tampa Division (8:18-cv-01154-EAK-JSS), against LGI Homes Corporate, LLC, a subsidiary of the Company, alleging failure to pay overtime wages under the Fair Labor Standards Act. The plaintiff in the lawsuit is requesting as liquidated damages unpaid back wages of the plaintiff and all opt-in members of the class (who would need to proactively join this lawsuit in order to become a member of the class) at the applicable overtime rate, as well as prejudgment interest on such amounts. We do not anticipate that additional plaintiffs will join the lawsuit. We have responded to the complaint and intend to defend ourselves vigorously against the allegations.
ITEM 5.         OTHER INFORMATION
Wynn Homes Acquisition
On August 2, 2018, LGI Homes - NC, LLC, a North Carolina limited liability company and wholly owned subsidiary of the Company (“LGI NC”), completed the acquisition (the “Acquisition”) of certain real estate assets owned by Wynn Homes and its affiliates in connection with the business of land acquisition, residential real property development, homebuilding and home sales and other related transactions (the “Business”), pursuant to an asset purchase agreement, dated as of August 2, 2018 (the “Asset Purchase Agreement”), with Crosswind Properties, LLC, a North Carolina limited liability company, Wynn Construction, Inc., a North Carolina corporation, Crosswind Development, Inc., a North Carolina corporation, Crosswind Investments, Inc., a North Carolina corporation, and First Continental Communities, Inc., a North Carolina corporation (collectively, the “Sellers”), and William Wynn. Pursuant to the Acquisition, LGI NC acquired approximately 200 homes under construction and approximately 4,000 owned and controlled lots in central and eastern North Carolina, assumed certain land acquisition and land development contracts of the Sellers and acquired certain tangible and intangible assets of the Business, for a purchase price of approximately $80.0 million, subject to adjustment. We paid the cash closing payment of $74.3 million using cash on hand and borrowings under our revolving credit facility. As a portion of the purchase price, we will issue to William Wynn, the owner of Wynn Homes, within 30 days after the date of the Asset Purchase Agreement, subject to the Sellers meeting certain requirements, a number of unregistered shares of our common stock equal to (i) $4,000,000 divided by (ii) the lesser of (a) the average of the closing sale price of our common stock for each of the ten trading days immediately prior to the date of the Asset Purchase Agreement or (b) the average of the closing sale price of our common stock for each of the five trading days immediately following August 7, 2018. The offer and issuance of such shares will not be registered under the Securities Act and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For this issuance, the Company will rely on the exemption from registration provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering. The Asset Purchase Agreement also provides that, in the event that LGI NC acquires certain specified developed or undeveloped real property following the date of the Asset Purchase Agreement, LGI NC shall pay to the Sellers an agreed cash amount for such property on the date of such acquisition, subject to certain restrictions.

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
4.1**
Indenture, dated as of July 6, 2018, among LGI Homes, Inc., the potential subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on July 6, 2018).

4.2**
First Supplemental Indenture, dated as of July 6, 2018, among LGI Homes, Inc., the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee, governing LGI Homes, Inc.’s 6.875% Senior Notes due 2026, including the form of the senior notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on July 6, 2018).

4.3**
First Supplemental Indenture, dated as of July 6, 2018, among LGI Homes, Inc., the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee, governing LGI Homes, Inc.’s 4.25% Convertible Notes due 2019 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on July 6, 2018).

10.1**
Third Amended and Restated Credit Agreement, dated as of May 25, 2018, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, as sole Lead Arranger and sole Bookrunner, and Fifth Third Bank and U.S. Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 29, 2018).

10.2**
First Amendment to the Third Amended and Restated Credit Agreement, dated as of June 19, 2018, by and among LGI Homes, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on June 21, 2018).

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

LGI Homes, Inc.

Date:	August 7, 2018	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	August 7, 2018	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer