Form 10-Q
period 2018-09-30
LGI Homes, Inc.
filed 2018-11-06
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

As of November 2, 2018, there were 22,717,096 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$37,969	$67,571
Accounts receivable	31,379	44,706
Real estate inventory	1,187,994	918,933
Pre-acquisition costs and deposits	40,055	18,866
Property and equipment, net	1,520	1,674
Other assets	11,033	14,196
Deferred tax assets, net	3,858	1,928
Goodwill and intangible assets, net	19,979	12,018
Total assets	$1,333,787	$1,079,892

LIABILITIES AND EQUITY
Accounts payable	$17,891	$12,020
Accrued expenses and other liabilities	75,782	102,831
Notes payable	627,695	475,195
Total liabilities	721,368	590,046

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 23,717,153 shares issued and 22,717,153 shares outstanding as of September 30, 2018 and 22,845,580 shares issued and 21,845,580 shares outstanding as of December 31, 2017	237	228
Additional paid-in capital	239,611	229,680
Retained earnings	389,121	276,488
Treasury stock, at cost, 1,000,000 shares	(16,550)	(16,550)
Total equity	612,419	489,846
Total liabilities and equity	$1,333,787	$1,079,892

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Home sales revenues	$380,369	$365,896	$1,079,240	$852,985

Cost of sales	283,035	274,000	802,882	631,242
Selling expenses	27,890	26,018	80,140	66,318
General and administrative	17,794	15,431	51,536	40,376
Operating income	51,650	50,447	144,682	115,049
Loss on extinguishment of debt	3,058	—	3,599	—
Other income, net	(399)	(430)	(1,806)	(1,312)
Net income before income taxes	48,991	50,877	142,889	116,361
Income tax provision	11,268	17,190	30,256	38,695
Net income	$37,723	$33,687	$112,633	$77,666
Earnings per share:
Basic	$1.66	$1.55	$5.07	$3.60
Diluted	$1.52	$1.40	$4.57	$3.32

Weighted average shares outstanding:
Basic	22,658,457	21,668,585	22,236,018	21,544,747
Diluted	24,896,569	24,050,385	24,642,882	23,413,467

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2017	22,845,580	$228	$229,680	$276,488	$(16,550)	$489,846
Net income	—	—	—	112,633	—	112,633
Issuance of shares in settlement of Convertible Notes	486,679	5	(475)	—	—	(470)
Issuance of shares, Wynn Homes Acquisition	70,746	1	3,999	—	—	4,000
Issuance of restricted stock units in settlement of accrued bonuses	—	—	181	—	—	181
Compensation expense for equity awards	—	—	4,172	—	—	4,172
Stock issued under employee incentive plans	314,148	3	2,054	—	—	2,057
BALANCE— September 30, 2018	23,717,153	$237	$239,611	$389,121	$(16,550)	$612,419

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$112,633	$77,666
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	543	600
Loss on extinguishment of debt	3,588	—
Loss on disposal of assets	6	—
Compensation expense for equity awards	4,172	2,677
Deferred income taxes	(1,784)	(2,353)
Changes in assets and liabilities:
Accounts receivable	13,327	(15,661)
Real estate inventory	(194,387)	(183,666)
Pre-acquisition costs and deposits	(19,938)	(3,508)
Other assets	3,347	(3,858)
Accounts payable	5,871	13,794
Accrued expenses and other liabilities	(29,394)	42,136
Net cash used in operating activities	(102,016)	(72,173)
Cash flows from investing activities:
Purchases of property and equipment	(395)	(502)
Payment for business acquisition	(73,829)	—
Net cash used in investing activities	(74,224)	(502)
Cash flows from financing activities:
Proceeds from notes payable	537,717	80,000
Payments on notes payable	(386,238)	(15,000)
Loan issuance costs	(6,690)	(4,375)
Proceeds from sale of stock, net of offering expenses	2,057	11,049
Payment for offering costs	(76)	(69)
Payment for earnout obligation	(132)	(480)
Net cash provided by financing activities	146,638	71,125
Net decrease in cash and cash equivalents	(29,602)	(1,550)
Cash and cash equivalents, beginning of period	67,571	49,518
Cash and cash equivalents, end of period	$37,969	$47,968

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our”), is engaged in the development of communities and the design, construction and sale of new homes in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon and Nevada.
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
The accompanying unaudited financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Effective January 1, 2018, we adopted the FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), which provides guidance for revenue recognition. Topic 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” (“Topic 605”) and most industry-specific guidance. Topic 606 also supersedes certain cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” Topic 606’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. We adopted Topic 606 using the modified retrospective transition method only with respect to contracts not completed at the date of adoption. We have developed the additional expanded disclosures required; however, the adoption of Topic 606 did not have a material effect on our consolidated statements of operations, balance sheets or cash flows. See Note 3 for further details.
Effective January 1 2018, we adopted the FASB ASU No. 2017-01, “Business Combinations - Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of ASU 2017-01 was applied prospectively and had no effect on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements of fair value measurements. ASU 2018-13 is effective for us beginning January 1, 2020. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. We are currently evaluating the impact that adoption of this guidance will have on our financial statement disclosures.
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
2.     ACQUISITION
On August 2, 2018, we acquired certain homebuilding assets owned by Crosswind Properties, LLC, Wynn Construction, Inc., Crosswind Development, Inc., Crosswind Investments, Inc., First Continental Communities, Inc. and William Wynn (collectively, “Wynn Homes”), and assumed certain related liabilities. As a result of the Wynn Homes acquisition, we expanded our North Carolina presence in the Raleigh market, as well as established an immediate presence in the Wilmington market. We acquired approximately 200 homes under construction and more than 4,000 owned and controlled lots. The total purchase price for the Wynn Homes acquisition was approximately $77.8 million, consisting of approximately $73.8 million in cash and $4.0 million in shares of our common stock.
The acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed may change for a period of up to one year from the date of the acquisition. Our purchase accounting for Wynn Homes as of September 30, 2018 was incomplete and we expect to complete the working capital adjustment and valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date within one year from the acquisition date. Accordingly, we may adjust the amounts recorded as of September 30, 2018 to reflect the final valuations of assets acquired or liabilities assumed. At September 30, 2018, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the acquisition date as noted below (amounts in thousands):

Purchase Consideration:	Total
Cash paid for net assets	$73,829
Common Stock	4,000
Total consideration	77,829
Assets acquired and liabilities assumed:
Real estate inventory	74,359
Pre-acquisition costs, deposits and other assets	1,360
Intangible assets	7,961
Total assets	83,680
Accounts payable and accrued liabilities	(5,851)
Total liabilities	(5,851)

Net assets acquired	$77,829
Pre-acquisition costs, deposits and other assets, accounts payable and accrued liabilities, and customer deposits are stated at historical carrying values given the short-term nature of these assets and liabilities. Real estate inventory was adjusted to reflect fair value. Intangible assets acquired in connection with the Wynn Homes acquisition consist of contracts to purchase controlled properties previously controlled by Wynn Homes that are at varying stages of completion from third-party sellers, and are amortized as homes are sold on these properties.
The Company determined the estimated fair values of the real estate inventory with the assistance of appraisals performed by independent third-party specialists and estimates by management.
Significant assumptions included in our estimates of the fair value of the assets acquired include future development costs and the timing of the completion of development activities, absorption rates, and mix of products sold in each community. Based on the estimated purchase consideration, management believes that the purchase price for the Wynn Homes acquisition was at market value and there was no excess of purchase price over the net fair value of assets acquired and liabilities assumed.
The Company has expensed approximately $0.8 million of acquisition related costs for legal and due diligence services; these costs are included in the general and administrative expenses in the accompanying consolidated statements of operations.
3.     REVENUES
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Retail home sales revenues	$353,594	$347,626	$1,017,952	$819,309
Other	26,775	18,270	61,288	33,676
Total home sales revenues	$380,369	$365,896	$1,079,240	$852,985
The following table presents our home sales revenues disaggregated by geography, based on our determined operating segments in Note 14 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Central	$150,045	$165,870	$438,811	$370,550
Southwest	65,742	66,002	193,055	162,386
Southeast	73,507	54,331	178,984	133,665
Florida	38,750	56,171	136,211	129,345
Northwest	50,697	23,522	129,852	57,039
Midwest	1,628	—	2,327	—
Total home sales revenues	$380,369	$365,896	$1,079,240	$852,985
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
4.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Land, land under development and finished lots	$647,580	$494,552
Information centers	21,796	18,327
Homes in progress	242,286	191,659
Completed homes	276,332	214,395
Total real estate inventory	$1,187,994	$918,933
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

5.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Inventory related obligations	$9,714	$12,906
Taxes payable	4,107	48,733
Retentions and development payable	23,544	12,025
Accrued compensation, bonuses and benefits	12,811	14,462
Accrued interest	7,607	2,096
Warranty reserve	2,850	2,450
Other	15,149	10,159
Total accrued expenses and other liabilities	$75,782	$102,831
Inventory Related Obligations
We own lots in certain communities in Arizona, California, Florida and Texas that have Community Development Districts or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, is typically payable over a 30-year period and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots.
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems.
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warranty reserves, beginning of period	$2,800	$1,850	$2,450	$1,600
Warranty provision	1,240	1,990	2,923	3,189
Warranty expenditures	(1,190)	(1,840)	(2,523)	(2,789)
Warranty reserves, end of period	$2,850	$2,000	$2,850	$2,000
6.     NOTES PAYABLE
Revolving Credit Agreement
On May 25, 2018, we entered into that certain Third Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent, which was amended as of June 19, 2018 by that certain First Amendment thereto (the “First Amendment”; such credit agreement, as amended by the First Amendment, the “Credit Agreement”). The Credit Agreement has substantially similar terms and provisions to our second amended and restated credit agreement entered into in May 2017 with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2017 Credit Agreement”) but, among other things, provided for, as of September 30, 2018, a revolving credit facility of $450.0 million, which could be increased at our request by up to $50.0 million if the lenders make additional commitments, subject to the terms and conditions of the Credit Agreement (which was requested and approved in October 2018); see Note 15 for further details.
The Credit Agreement matures on May 31, 2021. Before each anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The revolving credit facility is currently unsecured, but we have agreed to provide collateral if we fail to meet certain financial conditions in the future. As of September 30, 2018, the borrowing base under the Credit Agreement was $743.9 million, of which borrowings, including the Convertible Notes (as defined below) and the Senior Notes (as defined below), of $638.8 million were outstanding, $5.3 million of letters of credit were outstanding and $99.8 million was available to borrow under the Credit Agreement.

Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.90%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.65% to 3.25% based on our leverage ratio. At September 30, 2018, LIBOR was 2.18%.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2018, we were in compliance with all of the covenants contained in the Credit Agreement.
In connection with the issuance of our 6.875% Senior Notes due 2026 (the “Senior Notes”) in July 2018, we reduced the revolving commitment under the Credit Agreement from $750.0 million to $450.0 million pursuant to the First Amendment. During the three months ended September 30, 2018, we recognized on our consolidated statements of operations $3.1 million in debt extinguishment costs related to the Credit Agreement.
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
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes was settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.6 million reduction to debt discount and additional paid in capital, a $0.2 million loss on the extinguishment of debt and a cash payment of $15.0 million for the principal amount of such Convertible Notes. As of September 30, 2018, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
During the third quarter of 2018, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on June 30, 2018. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of July 1, 2018 through September 30, 2018 (inclusive). The Convertible Notes continue to be convertible during the fourth quarter of 2018. As of the date of the filing of this Quarterly Report on Form 10-Q, no other conversion notices have been received by us.
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
Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of the Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the Senior Notes mature on July 15, 2026. Terms of the Senior Notes are governed by an indenture and supplemental indenture, each dated as of July 6, 2018, among us, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee.
We received net proceeds from the offering of the Senior Notes of approximately $296.2 million, after deducting the initial purchasers’ discounts of $2.3 million and commissions and offering expenses of $1.5 million. The net proceeds from the offering were used to repay a portion of the borrowings under the Credit Agreement.
Notes payable consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Notes payable under the Credit Agreement ($450.0 million revolving credit facility at September 30, 2018) maturing on May 31, 2021; interest paid monthly at LIBOR plus 2.90%; net of debt issuance costs of approximately $4.1 million and $5.3 million at September 30, 2018 and December 31, 2017, respectively	$264,747	$394,714
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $0.5 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively; and approximately $1.7 million and $3.5 million in unamortized discount at September 30, 2018 and December 31, 2017, respectively	67,759	80,481
Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%; net of debt issuance costs of approximately $2.6 million at September 30, 2018 and approximately $2.2 million in unamortized discount at September 30, 2018	295,189	—
Total notes payable	$627,695	$475,195
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest incurred	$10,823	$6,526	$26,803	$17,628
Less: Amounts capitalized	(10,823)	(6,526)	(26,803)	(17,628)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$4,517	$4,361	$17,786	$13,272
Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of Convertible Notes and Senior Notes discounts of $1.3 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $3.5 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively.
7.     INCOME TAXES
We file U.S. federal and state income tax returns. As of September 30, 2018, we have no unrecognized tax benefits. We are no longer subject to exam for years before 2014 (2013 for Texas).
For the nine months ended September 30, 2018, our effective tax rate of 21.2% is higher than the Federal statutory rate primarily as a result of the deductions in excess of compensation cost (“windfalls”) for share-based payments, offset by an increase in rate for state income taxes, net of the federal benefit payments.
The Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the U.S. federal income tax legislation signed into law on December 22, 2017, commonly known as the “Tax Cuts and Jobs Act of 2017” (the “Tax Act”), for which the accounting under ASC 740 is incomplete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Tax Act.
As of September 30, 2018, we have completed the majority of our accounting for the tax effects of the Tax Act. However, as there is some uncertainty around the grandfathering provisions and their applicability to our performance-based executive compensation, we have estimated a provisional amount for deferred tax assets related to performance-based executive compensation. In addition, we also re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
In June 2018, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for 2016 that is anticipated to be completed in early 2019. As of September 30, 2018, the IRS has not proposed any adjustments to our tax positions.
During the three months ended September 30, 2018, we received notice from the State of Texas that an examination of the Company’s Texas Franchise tax report for 2015 will be conducted.  As of September 30, 2018, the examination has not commenced.
Income taxes paid were $12.8 million and $2.0 million for the three months ended September 30, 2018 and 2017, respectively. Income taxes paid were $76.5 million and $16.7 million for the nine months ended September 30, 2018 and 2017, respectively.
8.     EQUITY
Convertible Notes
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes was settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.5 million reduction to additional paid in capital, net of tax and a cash payment of $15.0 million for the principal amount of such Convertible Notes. As of the date of the filing of this Quarterly Report on Form 10-Q, no other conversion notices have been received by us. See the “Convertible Notes” section within Note 6 for further details on this debt obligation.
Shelf Registration Statement and ATM Offering Program
On August 24, 2018, we and certain of our subsidiaries filed an automatic shelf registration statement on Form S-3 (Registration No. 333-227012), registering the offering and sale of an indeterminate amount of debt securities, guarantees of debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts and units that include any of these securities. In November 2017, we concluded our $25.0 million at-the-market common stock offering program (the “2016 ATM Program”) under our prior shelf registration statement. During the three and nine months ended September 30, 2017, we issued and sold 112,798 and 267,788 shares of our common stock, respectively, under the 2016 ATM Program and received net proceeds of approximately $5.1 million and $10.0 million, respectively.
9.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator (in thousands):
Numerator for basic and dilutive earnings per share	$37,723	$33,687	$112,633	$77,666
Denominator:
Basic weighted average shares outstanding	22,658,457	21,668,585	22,236,018	21,544,747
Effect of dilutive securities:
Convertible Notes - treasury stock method	1,978,770	2,037,665	2,128,854	1,601,450
Stock-based compensation units	259,342	344,135	278,010	267,270
Diluted weighted average shares outstanding	24,896,569	24,050,385	24,642,882	23,413,467

Basic earnings per share	$1.66	$1.55	$5.07	$3.60
Diluted earnings per share	$1.52	$1.40	$4.57	$3.32
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	2,245	1,873	9,744	7,801
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
During the three and nine months ended September 30, 2018 and 2017, the average market price of our common stock exceeded the conversion price of $21.52 per share. Included in the calculation of diluted earnings per share was the effect of approximately 2.0 million shares of our common stock related to the conversion spread of the Convertible Notes for both the three months ended September 30, 2018 and 2017, and 2.1 million and 1.6 million shares of our common stock related to the conversion spread of the Convertible Notes for the nine months ended September 30, 2018 and 2017, respectively.
10.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Nine Months Ended September 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	175,100	$27.66	133,853	$20.13
Granted	40,844	$63.30	68,109	$32.38
Vested	(36,486)	$15.70	(12,323)	$15.63
Forfeited	(5,941)	$34.31	(9,219)	$20.09
Ending balance	173,517	$38.34	180,420	$25.06
During the nine months ended September 30, 2018, we issued 15,867 RSUs to senior management for the time-based portion of our 2018 long-term incentive compensation program, 11,780 RSUs for 2017 bonuses to managers under our Annual Bonus Plan and 13,197 RSUs to other employees. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock.
We recognized $0.5 million and $0.3 million of stock-based compensation expense related to outstanding RSUs for the three months ended September 30, 2018 and 2017, respectively. We recognized $1.5 million and $0.9 million of stock-based compensation expense related to outstanding RSUs for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, we had unrecognized compensation cost of $3.6 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
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

The following table summarizes the activity of our PSUs for the nine months ended September 30, 2018:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2017	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at September 30, 2018	Weighted Average Grant Date Fair Value
2015	2015 - 2017	120,971	—	(120,971)	—	—	$13.34
2016	2016 - 2018	87,605	—	—	(3,929)	83,676	$21.79
2017	2017 - 2019	111,035	—	—	(2,788)	108,247	$31.64
2018	2018 - 2020	—	61,898	—	—	61,898	$64.60
Total		319,611	61,898	(120,971)	(6,717)	253,821
At September 30, 2018, management estimates that the recipients will receive approximately 100%, 200% and 200% of the 2018, 2017 and 2016 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.9 million and $0.7 million of total stock-based compensation expense related to outstanding PSUs for the three months ended September 30, 2018 and 2017, respectively. We recognized $2.7 million and $2.6 million of total stock-based compensation expense related to outstanding PSUs for the nine months ended September 30, 2018 and 2017, respectively. PSUs granted in 2015 vested on March 15, 2018 at 200% of the target amount, and 241,942 shares of our common stock were issued upon such vesting. At September 30, 2018, we had unrecognized compensation cost of $6.4 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 0.8 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying amounts due to the short-term nature of these instruments. As of September 30, 2018, our revolving credit facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Convertible Notes and the Senior Notes listed below, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar convertible notes and senior notes within the homebuilding industry (Level 2 measurement).

The following table below shows the level and measurement of liabilities at September 30, 2018 and December 31, 2017 (in thousands):

		September 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Convertible Notes	Level 2	$67,759	$68,149	$80,481	$81,523
Senior Notes	Level 2	$295,189	$297,895	$—	$—

(1)	Excludes the fair value of the equity component of the Convertible Notes. See the “Convertible Notes” section within Note 6 for further details.
12.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
In April 2018, we completed our commitments under a land purchase contract to purchase 106 finished lots in Montgomery County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots were purchased in takedowns of at least 21 lots during successive six-month periods, subject to 5% annual price escalation and certain price protection terms. During the nine months ended September 30, 2018, we purchased the final takedown of 22 lots under this land purchase contract for $1.8 million and a $100,000 non-refundable deposit related to this land purchase contract was applied to this takedown. During the nine months ended September 30, 2017, we purchased 21 lots under this land purchase contract for $1.7 million.
As of September 30, 2018, we have two land purchase contracts to purchase a total of 198 finished lots in Pasco County and Manatee County, Florida from affiliates of one of our directors for a total base purchase price of approximately $6.9 million. The lots will be purchased in takedowns, subject to annual price escalation ranging from 3% to 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.7 million non-refundable deposit at September 30, 2018 related to these land purchase contracts. We anticipate closing on these contracts in the first quarter of 2019.
Home Sales to Affiliates
We had no home closings to affiliates during the three and nine months ended September 30, 2018 or the three months ended September 30, 2017. During the nine months ended September 30, 2017, we closed on three homes sold to an affiliate of one of our directors for approximately $0.7 million.
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

	September 30, 2018	December 31, 2017
Land deposits and option payments	$38,263	$17,761
Commitments under the land purchase contracts if the purchases are consummated	$778,264	$460,714
Lots under land purchase contracts	26,836	18,758
As of September 30, 2018 and December 31, 2017, approximately $22.3 million and $8.4 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances and secured by mortgages, or letters of credit or guaranteed by the seller or its affiliates.
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $56.0 million (including $5.3 million of letters of credit issued under our revolving credit facility) and $49.7 million at September 30, 2018 and December 31, 2017, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
14.     SEGMENT INFORMATION
Beginning in the fourth quarter of 2017, we changed our reportable segment to Central, Southwest, Southeast, Florida, Northwest and Midwest. These segments reflect the way the Company evaluates its business performance and manages its operations. Prior year information has been restated for corresponding items of our segment information.
We operate one principal homebuilding business that is organized and reports by division. We have six operating segments at September 30, 2018: our Central, Southwest, Southeast, Florida, Northwest and Midwest divisions. The Central division is our largest division and comprised approximately 41% and 43% of total home sales revenues for the nine months ended September 30, 2018 and 2017, respectively.
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

Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Central	$150,045	$165,870	$438,811	$370,550
Southwest	65,742	66,002	193,055	162,386
Southeast	73,507	54,331	178,984	133,665
Florida	38,750	56,171	136,211	129,345
Northwest	50,697	23,522	129,852	57,039
Midwest	1,628	—	2,327	—
Total home sales revenues	$380,369	$365,896	$1,079,240	$852,985

Net income (loss) before income taxes:
Central	$25,571	$28,824	$75,614	$63,245
Southwest	8,824	7,170	23,999	18,347
Southeast	7,512	6,225	19,438	15,145
Florida	4,522	7,430	16,079	16,222
Northwest	7,051	2,524	15,901	6,336
Midwest	(600)	(393)	(1,800)	(620)
Corporate (1)	(3,889)	(903)	(6,342)	(2,314)
Total net income (loss) before income taxes	$48,991	$50,877	$142,889	$116,361

(1)
The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	September 30, 2018	December 31, 2017
Assets:
Central	$518,225	$439,833
Southwest	186,204	175,786
Southeast	304,916	155,928
Florida	104,006	119,257
Northwest	152,390	80,350
Midwest	22,718	15,066
Corporate (1)	45,328	93,672
Total assets	$1,333,787	$1,079,892

(1)
As of September 30, 2018, the Corporate balance consists primarily of cash, prepaid insurance and prepaid expenses. As of December 31, 2017, the Corporate balance consists primarily of cash, deposits and pre-acquisition costs, prepaid insurance and prepaid expenses. As of December 31, 2017, $18.9 million of deposits and pre-acquisition costs were reported at Corporate and balances as of September 30, 2018 were allocated to the six reportable segments.

15.     SUBSEQUENT EVENT
Revolving Credit Agreement
On October 18, 2018, we entered into a Lender Acknowledgement Agreement with certain lenders and Wells Fargo Bank, National Association, as administrative agent, whereby the aggregate revolving commitments under our revolving credit facility increased by $50.0 million from $450.0 million to $500.0 million in accordance with the relevant provisions of the Credit Agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
Business Overview
We are engaged in the design, construction and sale of new homes in the following markets:

Central	Southwest	Southeast	Florida	Northwest	Midwest
Houston, TX	Phoenix, AZ	Atlanta, GA	Tampa, FL	Seattle, WA	Minneapolis, MN
Dallas/Ft. Worth, TX	Tucson, AZ	Charlotte, NC/SC	Orlando, FL	Portland, OR
San Antonio, TX	Albuquerque, NM	Nashville, TN	Fort Myers, FL	Sacramento, CA
Austin, TX	Denver, CO	Raleigh, NC	Jacksonville, FL
Oklahoma City, OK	Colorado Springs, CO	Wilmington, NC
	Las Vegas, NV	Winston-Salem, NC
Birmingham, AL
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 26,000 homes. During the nine months ended September 30, 2018, we had 4,660 home closings, compared to 4,001 home closings during the nine months ended September 30, 2017.
We sell homes under the LGI Homes and Terrata Homes brands. Our 81 active communities at September 30, 2018 included five Terrata Homes communities.
Recent Developments
As a result of the August 2, 2018 Wynn Homes acquisition in our Southeast division, we closed on 49 homes in the Raleigh and Wilmington markets during the months of August and September 2018.
On October 18, 2018, we entered into a Lender Acknowledgement Agreement with certain lenders and Wells Fargo Bank, National Association, as administrative agent, whereby the aggregate revolving commitments under our revolving credit facility increased by $50.0 million from $450.0 million to $500.0 million in accordance with the relevant provisions of the Credit Agreement.
On August 24, 2018, we and certain of our subsidiaries filed an automatic shelf registration statement on Form S-3 (Registration No. 333-227012), registering the offering and sale of an indeterminate amount of debt securities, guarantees of debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts and units that include any of these securities.
On July 6, 2018, we issued $300.0 million aggregate principal amount of the Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act.

Key Results
Key financial results as of and for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, were as follows:

•	Home sales revenues increased 4.0% to $380.4 million from $365.9 million.

•	Homes closed decreased 7.4% to 1,601 homes from 1,729 homes.

•	Average sales price of our homes increased 12.3% to $237,582 from $211,623.

•	Gross margin as a percentage of home sales revenues increased to 25.6% from 25.1%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 27.4% from 26.5%.

•	Net income before income taxes decreased 3.7% to $49.0 million from $50.9 million.

•	Net income increased 12.0% to $37.7 million from $33.7 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 14.6% from 15.4%.

•	Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 15.5% from 15.3%.

•	Total owned and controlled lots increased 14.5% to 53,647 lots at September 30, 2018 from 46,855 lots at June 30, 2018.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
Key financial results as of and for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, were as follows:

•	Home sales revenues increased 26.5% to $1,079.2 million from $853.0 million.

•	Homes closed increased 16.5% to 4,660 homes from 4,001 homes.

•	Average sales price of our homes increased 8.6% to $231,597 from $213,193.

•	Gross margin as a percentage of home sales revenues decreased to 25.6% from 26.0%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 27.3% from 27.4%.

•	Net income before income taxes increased 22.8% to $142.9 million from $116.4 million.

•	Net income increased 45.0% to $112.6 million from $77.7 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 14.9% from 15.1%.

•	Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 15.1% from 14.9%.

•	Total owned and controlled lots increased 35.1% to 53,647 lots at September 30, 2018 from 39,709 lots at December 31, 2017.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$380,369	$365,896	$1,079,240	$852,985
Expenses:
Cost of sales	283,035	274,000	802,882	631,242
Selling expenses	27,890	26,018	80,140	66,318
General and administrative	17,794	15,431	51,536	40,376
Operating income	51,650	50,447	144,682	115,049
Loss on extinguishment of debt	3,058	—	3,599	—
Other income, net	(399)	(430)	(1,806)	(1,312)
Net income before income taxes	48,991	50,877	142,889	116,361
Income tax provision	11,268	17,190	30,256	38,695
Net income	$37,723	$33,687	$112,633	$77,666
Basic earnings per share	$1.66	$1.55	$5.07	$3.60
Diluted earnings per share	$1.52	$1.40	$4.57	$3.32
Other Financial and Operating Data:
Active communities at end of period	81	77	81	77
Home closings	1,601	1,729	4,660	4,001
Average sales price of homes closed	$237,582	$211,623	$231,597	$213,193
Gross margin (1)	$97,334	$91,896	$276,358	$221,743
Gross margin % (2)	25.6%	25.1%	25.6%	26.0%
Adjusted gross margin (3)	$104,369	$97,085	$294,290	$233,517
Adjusted gross margin % (2)(3)	27.4%	26.5%	27.3%	27.4%
EBITDA (4)	$55,353	$56,206	$160,517	$128,509
EBITDA margin % (2)(4)	14.6%	15.4%	14.9%	15.1%
Adjusted EBITDA (4)	$58,862	$55,830	$163,157	$127,423
Adjusted EBITDA margin % (2)(4)	15.5%	15.3%	15.1%	14.9%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

(4)
EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) loss on extinguishment of debt, (vi) other income, net and (vii) adjustments resulting from the application of purchase accounting. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted

EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Please see “—Non-GAAP Measures” for a reconciliations of EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Homes Sales. Our home sales revenues, closings, average sales price (ASP), average community count, average monthly, absorption rate and ending community count by division for the three months ended September 30, 2018 and 2017 were as follows (revenues in thousands):

	Three Months Ended September 30, 2018
	Revenues	Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$150,045	691	$217,142	29.3	7.9
Southwest	65,742	229	287,083	15.0	5.1
Southeast	73,507	352	208,827	19.7	6.0
Florida	38,750	183	211,749	10.7	5.7
Northwest	50,697	139	364,727	5.3	8.7
Midwest	1,628	7	232,571	2.0	1.2
Total	$380,369	1,601	$237,582	82.0	6.5

	Three Months Ended September 30, 2017
	Revenues	Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$165,870	830	$199,843	28.0	9.9
Southwest	66,002	255	258,831	16.0	5.3
Southeast	54,331	284	191,306	16.0	5.9
Florida	56,171	288	195,038	12.0	8.0
Northwest	23,522	72	326,694	4.3	5.6
Midwest	—	—	—	—	—
Total	$365,896	1,729	$211,623	76.3	7.6

	As of September 30,
Community count	2018	2017
Central	28	28
Southwest	15	16
Southeast	21	16
Florida	10	12
Northwest	5	5
Midwest	2	—
Total community count	81	77
Home sales revenues for the three months ended September 30, 2018 were $380.4 million, an increase of $14.5 million, or 4.0%, from $365.9 million for the three months ended September 30, 2017. The increase in home sales revenues is primarily due to the increase in the average sales price per home during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, partially offset by a decrease in home closings by 7.4%. The average sales price per home closed during the three months ended September 30, 2018 was $237,582, an increase of $25,959, or 12.3%, from the average sales price per home of $211,623 for the three months ended September 30, 2017. The increase in the average sales price per home is primarily due to changes in product mix, price points in new markets and a favorable pricing environment. The decrease in home closings was largely due to decreases in our Central and Florida divisions, partially offset by increases in our Southeast and Northwest divisions during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decreases in our Central and Florida divisions were mainly due to close out of or transition between, and to a lesser extent available inventory in, certain of their respective active communities.

Our home sales revenues in our Central division decreased by $15.8 million, or 9.5% of home sales revenues, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, representing a 16.7% decrease in the number of homes closed in this division during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Our home sales revenues outside of the Central division increased by $30.3 million, or 15.1% of home sales revenues, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, representing a 1.2% increase in the number of homes closed in these divisions during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Our active selling communities at September 30, 2018 increased to 81 from 77 at September 30, 2017. All of the active selling communities added between September 30, 2017 and September 30, 2018 were outside of our Central division. All divisions maintained or added communities by expanding into new markets or deepening existing markets with the exception of the Southwest division, which had one fewer active community, and our Florida division, which had two fewer active communities due to close out or transition between certain of its active communities for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended September 30, 2018 to $283.0 million, an increase of $9.0 million, or 3.3%, from $274.0 million for the three months ended September 30, 2017. This increase is primarily due to higher land costs and to a lesser extent, increased construction costs for homes closed during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, and, to a lesser degree, product mix, offset by a decrease in home closings during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Gross margin for the three months ended September 30, 2018 was $97.3 million, an increase of $5.4 million, or 5.9%, from $91.9 million for the three months ended September 30, 2017. Gross margin as a percentage of home sales revenues was 25.6% for the three months ended September 30, 2018 and 25.1% for the three months ended September 30, 2017. This increase in gross margin as a percentage of home sales revenues is primarily due to a higher average home sales price, offset by a combination of higher land costs and construction costs.
Selling Expenses. Selling expenses for the three months ended September 30, 2018 were $27.9 million, an increase of $1.9 million, or 7.2%, from $26.0 million for the three months ended September 30, 2017. Sales commissions increased to $14.7 million for the three months ended September 30, 2018 from $14.4 million for the three months ended September 30, 2017, primarily due to a 4.0% increase in home sales revenues during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Selling expenses as a percentage of home sales revenues were 7.3% and 7.1% for the three months ended September 30, 2018 and 2017, respectively. The increase in selling expenses as a percentage of home sales revenues reflects additional operating expenses associated with advertising and broker commissions.
General and Administrative. General and administrative expenses for the three months ended September 30, 2018 were $17.8 million, an increase of $2.4 million, or 15.3%, from $15.4 million for the three months ended September 30, 2017. General and administrative expenses as a percentage of home sales revenues were 4.7% and 4.2% for the three months ended September 30, 2018 and 2017, respectively. The increase in general and administrative expenses as a percentage of home sales revenues is primarily due to one-time acquisition related transaction expenses associated with the acquisition of Wynn Homes during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.
Loss on extinguishment of debt. Loss on extinguishment of debt for the three months ended September 30, 2018 was $3.1 million, due to debt issuance costs previously capitalized that were associated with our Credit Agreement. There was no loss on extinguishment of debt for the three months ended September 30, 2017.
Operating Income, Net Income before Taxes and Net Income. Operating income for the three months ended September 30, 2018 was $51.7 million, an increase of $1.2 million, or 2.4%, from $50.4 million for the three months ended September 30, 2017. Net income before income taxes for the three months ended September 30, 2018 was $49.0 million, a decrease of $1.9 million, or 3.7%, from $50.9 million for the three months ended September 30, 2017. The following divisions contributed to net income before income taxes during the three months ended September 30, 2018: Central - $25.6 million or 52.2%; Southwest - $8.8 million or 18.0%; Florida - $4.5 million or 9.2%; Southeast - $7.5 million or 15.3%; and Northwest - $7.1 million or 14.4%. Net income for the three months ended September 30, 2018 was $37.7 million, an increase of $4.0 million, or 12.0%, from $33.7 million for the three months ended September 30, 2017. The increases in operating income is a result of the 12.3% increase in average home sales price, partially offset by higher construction costs and a decrease in home closings. The decreases in net income before income taxes is primarily attributed to overall higher community count, the extinguishment of debt, one-time acquisition related expenses, and higher operating costs realized related to selling expenses for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase in net income is primarily due to the decrease in the effective tax rate during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Homes Sales. Our home sales revenues, closings, average sales price (ASP), average community count and average monthly absorption rate by division for the nine months ended September 30, 2018 and 2017 were as follows (revenues in thousands):

	Nine Months Ended September 30, 2018
	Revenues	Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$438,811	2,062	$212,808	28.8	8.0
Southwest	193,055	688	280,603	14.1	5.4
Southeast	178,984	879	203,622	17.9	5.5
Florida	136,211	649	209,878	11.2	6.4
Northwest	129,852	372	349,065	5.3	7.8
Midwest	2,327	10	232,700	1.7	0.7
Total	$1,079,240	4,660	$231,597	79.0	6.6

	Nine Months Ended September 30, 2017
	Revenues	Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$370,550	1,824	$203,152	25.4	8.0
Southwest	162,386	635	255,726	16.1	4.4
Southeast	133,665	710	188,261	14.3	5.5
Florida	129,345	656	197,172	11.4	6.4
Northwest	57,039	176	324,085	4.1	4.8
Midwest	—	—	—	—	—
Total	$852,985	4,001	$213,193	71.3	6.2
Home sales revenues for the nine months ended September 30, 2018 were $1,079.2 million, an increase of $226.3 million, or 26.5%, from $853.0 million for the nine months ended September 30, 2017. The increase in home sales revenues is primarily due to a 16.5% increase in homes closed and an increase in the average sales price per home during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase in home closings was largely due to the overall increase in the number of active communities in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The average sales price per home closed during the nine months ended September 30, 2018 was $231,597, an increase of $18,404, or 8.6%, from the average sales price per home of $213,193 for the nine months ended September 30, 2017. This increase in the average sales price per home was primarily due to changes in product mix, higher price points in certain new markets and a favorable pricing environment.
We increased our home sales revenues in our Central division by $68.3 million, or 18.4% of home sales revenues, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, representing a 13.0% increase in the number of homes closed in this division during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. We increased our home sales revenues in our divisions other than our Central division by $158.0 million, or 32.7% of home sales revenues, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, representing a 19.3% increase in the number of homes closed in these divisions during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Our active selling communities at September 30, 2018 increased to 81 from 77 at September 30, 2017.  All of the active selling communities added between September 30, 2017 and September 30, 2018 were outside of our Central division, contributing to the further geographic diversification of our business. All divisions maintained or added communities by expanding into new markets or deepening existing markets with the exception of the Southwest division, which had one fewer active community, and our Florida division, which had two fewer active communities due to close out or transition between certain of its active communities for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the nine months ended September 30, 2018 to $802.9 million, an increase of $171.6 million, or 27.2%, from $631.2 million for the nine months ended September 30, 2017. This increase is primarily due to a 16.5% increase in homes closed during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, and to a lesser degree, product mix. The increase in average cost of sales per home is primarily due to changes in construction costs associated with product mix and lot costs. Gross margin for the nine months ended September 30, 2018 was $276.4 million, an increase of $54.6 million, or 24.6%, from $221.7 million for the nine months ended September 30, 2017. Gross margin as a percentage of home sales revenues was 25.6% for the nine months ended September 30, 2018 and 26.0% for the nine months ended September 30, 2017. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of higher construction costs and lot costs partially offset by higher average home sales price for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, and to a lesser extent due to 238 wholesale home closings during the nine months ended September 30, 2018 compared to 168 wholesale home closings during the nine months ended September 30, 2017.
Selling Expenses. Selling expenses for the nine months ended September 30, 2018 were $80.1 million, an increase of $13.8 million, or 20.8%, from $66.3 million for the nine months ended September 30, 2017. Sales commissions increased to $42.2 million for the nine months ended September 30, 2018 from $33.5 million for the nine months ended September 30, 2017, largely due to a 26.5% increase in home sales revenues during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Selling expenses as a percentage of home sales revenues were 7.4% and 7.8% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in selling expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2018 were $51.5 million, an increase of $11.2 million, or 27.6%, from $40.4 million for the nine months ended September 30, 2017. The increase in the amount of general and administrative expenses is primarily due to professional fees and additional compensation costs associated with an increase of active communities and home closings during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. General and administrative expenses as a percentage of home sales revenues were 4.8% and 4.7% for the nine months ended September 30, 2018 and 2017, respectively. The increase in general and administrative expenses as a percentage of home sales revenues reflects additional costs realized from the increase in community count and one-time acquisition related transaction expenses associated with the Wynn Homes acquisition during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Loss on extinguishment of debt. Loss on extinguishment of debt for the nine months ended September 30, 2018 was $3.6 million, due to debt issuance costs previously capitalized that were associated with our Credit Agreement. There was no loss on extinguishment of debt for the nine months ended September 30, 2017.
Operating Income, Net Income before Income Taxes and Net Income. Operating income for the nine months ended September 30, 2018 was $144.7 million, an increase of $29.6 million, or 25.8%, from $115.0 million for the nine months ended September 30, 2017. Net income before income taxes for the nine months ended September 30, 2018 was $142.9 million, an increase of $26.5 million, or 22.8%, from $116.4 million for the nine months ended September 30, 2017. The following divisions contributed to net income before income taxes during the nine months ended September 30, 2018: Central - $75.6 million or 52.9%; Southwest - $24.0 million or 16.8%; Florida - $16.1 million or 11.3%; Southeast - $19.4 million or 13.6%; and Northwest - $15.9 million or 11.1%. Net income for the nine months ended September 30, 2018 was $112.6 million, an increase of $35.0 million, or 45.0%, from $77.7 million for the nine months ended September 30, 2017. The increases in operating income, net income before income taxes and net income are primarily attributed to a 16.5% increase in homes closed, a higher average sales price, a decrease in the effective tax rate, and improved leverage realized during the nine months ended September 30, 2018 as compared to nine months ended September 30, 2017.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Home sales revenues	$380,369	$365,896	$1,079,240	$852,985
Cost of sales	283,035	274,000	802,882	631,242
Gross margin	97,334	91,896	276,358	221,743
Capitalized interest charged to cost of sales	6,185	5,135	17,085	11,548
Purchase accounting adjustments (1)	850	54	847	226
Adjusted gross margin	$104,369	$97,085	$294,290	$233,517
Gross margin % (2)	25.6%	25.1%	25.6%	26.0%
Adjusted gross margin % (2)	27.4%	26.5%	27.3%	27.4%

(1)
Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.

(2)	Calculated as a percentage of home sales revenues.
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) loss on extinguishment of debt, (vi) other income, net and (vii) adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$37,723	$33,687	$112,633	$77,666
Income taxes	11,268	17,190	30,256	38,695
Depreciation and amortization	177	194	543	600
Capitalized interest charged to cost of sales	6,185	5,135	17,085	11,548
EBITDA	55,353	56,206	160,517	128,509
Purchase accounting adjustments(1)	850	54	847	226
Loss on extinguishment of debt	3,058	—	3,599	—
Other income, net	(399)	(430)	(1,806)	(1,312)
Adjusted EBITDA	$58,862	$55,830	$163,157	$127,423
EBITDA margin %(2)	14.6%	15.4%	14.9%	15.1%
Adjusted EBITDA margin %(2)	15.5%	15.3%	15.1%	14.9%

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
Our “backlog” consists of homes that are under a purchase contract that has been signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed and wholesale contracts for which the required deposit has been made. Since our business model is generally based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are currently under construction or complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations, the number of our active communities and the timing of home closings. Homes in backlog are generally closed within one to two months, although we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.

As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Nine Months Ended September 30,
	2018 (4)	2017 (5)
Net orders (1)	5,056	4,883
Cancellation rate (2)	23.1%	24.1%
Ending backlog – homes (3)	1,212	1,328
Ending backlog – value (3)	$292,594	$308,131

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that has been signed by homebuyers who have met our preliminary financing criteria but have not yet closed and wholesale contracts for which the required deposit has been made. Ending backlog is valued at the contract amount.

(4)	Two units and values related to bulk sales agreements are not included in the table above.

(5)	60 units and values related to bulk sales agreements are not included in the table above.
Land Acquisition Policies and Development
We increased our active communities to 81 as of September 30, 2018 from 78 as of December 31, 2017. We also increased our lot inventory to 53,647 owned or controlled lots as of September 30, 2018 from 39,709 owned or controlled lots as of December 31, 2017.
The table below shows (i) home closings by division for the nine months ended September 30, 2018 and (ii) our owned or controlled lots by division as of September 30, 2018.

	Nine Months Ended September 30, 2018	As of September 30, 2018
Division	Home Closings	Owned (1)	Controlled	Total
Central	2,062	14,130	8,019	22,149
Southwest	688	2,264	1,401	3,665
Southeast	879	6,778	9,231	16,009
Florida	649	2,073	5,331	7,404
Northwest	372	1,277	2,838	4,115
Midwest	10	289	16	305
Total	4,660	26,811	26,836	53,647

(1)	Of the 26,811 owned lots as of September 30, 2018, 15,551 were raw/under development lots and 11,260 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory. As of September 30, 2018, we had a total of 1,667 completed homes, including information centers, and 2,085 homes in progress.
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
Liquidity and Capital Resources
Overview
As of September 30, 2018, we had $38.0 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
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
On August 24, 2018, we and certain of our subsidiaries filed an automatic shelf registration statement on Form S-3 (Registration No. 333-227012), registering the offering and sale of an indeterminate amount of debt securities, guarantees of debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts and units that include any of these securities. Under the shelf registration statement, we have the ability to access the debt and equity capital markets as needed as part of our ongoing financing strategy.
We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations and cash expected to be available from our revolving credit facility or through accessing debt or equity capital, as needed.
Revolving Credit Facility
On May 25, 2018, we entered into that certain Third Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent, which was amended as of June 19, 2018 by that certain First Amendment thereto (the “First Amendment”; such credit agreement, as amended by the First Amendment, the “Credit Agreement”). The Credit Agreement has substantially similar terms and provisions to our second amended and restated credit agreement entered into in May 2017 with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2017 Credit Agreement”) but, among other things, provided for, as of September 30, 2018, a revolving credit facility of $450.0 million, which could be increased at our request by up to $50.0 million if the lenders make additional commitments, subject to the terms and conditions of the Credit Agreement (which was requested and approved in October 2018). On October 18, 2018, we entered into a Lender Acknowledgement Agreement with certain lenders and Wells Fargo Bank, National Association, as administrative agent, whereby the aggregate revolving commitments under our revolving credit facility increased by $50.0 million from $450.0 million to $500.0 million in accordance with the relevant provisions of the Credit Agreement.
The Credit Agreement matures on May 31, 2021. Before each anniversary of the closing of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The revolving credit facility is currently unsecured, but we have agreed to provide collateral if we fail to meet certain financial conditions in the future. As of September 30, 2018, the borrowing base under the Credit Agreement was $743.9 million, of which borrowings, including the Convertible Notes (as defined below) and the Senior Notes (as defined below), of $638.8 million were outstanding, $5.3 million of letters of credit were outstanding and $99.8 million was available to borrow under the Credit Agreement.
The Credit Agreement requires us to maintain (i) a tangible net worth of not less than $400.0 million plus 75% of the net proceeds of all equity issuances plus 50% of the amount of our positive net income in any fiscal quarter after December 31, 2017, (ii) a leverage ratio of not greater than 64.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2018, we were in compliance with all of the covenants contained in the Credit Agreement.

In connection with the issuance of our 6.875% Senior Notes due 2026 (the “Senior Notes”) in July 2018, we reduced the revolving commitment under the Credit Agreement from $750.0 million to $450.0 million pursuant to the First Amendment. During the three months ended September 30, 2018, we recognized on our consolidated statements of operations $3.1 million in debt extinguishment costs related to the Credit Agreement during the third quarter of 2018.
Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of the Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the Senior Notes mature on July 15, 2026. Terms of the Senior Notes are governed by an indenture and supplemental indenture, each dated as of July 6, 2018, among us, our subsidiaries that guarantee our obligations under our revolving credit facility (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as trustee.
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
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes was settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.6 million reduction to debt discount and additional paid in capital, a $0.2 million loss on the extinguishment of debt and a cash payment of $15.0 million for the principal amount of such Convertible Notes. As of September 30, 2018, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
During the third quarter of 2018, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on June 30, 2018. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of July 1, 2018 through September 30, 2018 (inclusive). The Convertible Notes continue to be convertible during the fourth quarter of 2018. As of the date of the filing of this Quarterly Report on Form 10-Q, no other conversion notices have been received by us.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $56.0 million as of September 30, 2018. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of September 30, 2018 will be drawn upon.
Cash Flows
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net cash used in operating activities during the nine months ended September 30, 2018 was $102.0 million as compared to $72.2 million during the nine months ended September 30, 2017. The $29.8 million increase in net cash used in operating activities was primarily attributable to cash outlays for the $10.7 million increase in the net change in real estate inventory year-over-year, which was primarily related to our increased community count, additional homes under construction and land acquisitions, and to the $79.5 million decrease in accounts payable, accrued expenses and other liabilities, and the payment of income taxes. Year-over-year change in net cash provided by working capital items were a $29.0 million decrease in accounts receivable, a $7.2 million decrease in other assets, and a $3.6 million increase in loss on extinguishment of debt, offset by a $16.4 million increase in cash paid for pre-acquisition costs and deposits year-over-year. The increase in cash used in operating activities reflects our continued growth and, to a lesser extent, the timing of home sales and homebuilding activities.
Net cash used in investing activities during the nine months ended September 30, 2018 was $74.2 million as compared to $0.5 million during the nine months ended September 30, 2017. The $73.7 million increase in net cash used in investing activities is primarily due to the business acquisition of Wynn Homes and, to a lesser extent, the purchase of property and equipment.
Net cash provided by financing activities during the nine months ended September 30, 2018, was $146.6 million as compared to $71.1 million during the nine months ended September 30, 2017. The $75.5 million increase in net cash provided by financing activities in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 consists primarily of the $297.7 million increase in net borrowings from the senior notes offering, including the $2.3 million discount and from the $211.2 million decrease in net borrowings associated with the revolving credit facility, offset by the $2.3 million in loan issuance costs and the $9.0 million decrease in net proceeds realized from the issuance and sale of shares of our common stock.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of September 30, 2018, we had $38.3 million of cash deposits pertaining to land purchase contracts for 26,836 lots with an aggregate purchase price of $778.3 million. Approximately $22.3 million of the cash deposits as of September 30, 2018 are secured by third-party guarantees or indemnity mortgages on the related property.
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

Contractual Obligations
As of September 30, 2018, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Note 2 for further details concerning our acquisition of Wynn Homes on August 2, 2018.
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
With exception of the aforementioned, we believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2018 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate any acquisitions, including the Wynn Homes acquisition, with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	the occurrence of the specific conversion events that enable early conversion of our 4.25% Convertible Notes due 2019;

•	decline in the market value of our land portfolio;

•	disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land or raw materials used in land development and housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	existing and future litigation, arbitration or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors;

•	information system interruptions or breaches in security;

•	our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown;

•	other risks and uncertainties inherent in our business;

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•	the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We currently utilize both fixed-rate debt ($70.0 million aggregate principal amount of the Convertible Notes, $300.0 million aggregate principal amount of the Senior Notes and certain inventory related obligations) and variable-rate debt (our $500.0 million revolving credit facility) as part of financing our operations. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Other than as a result of an election of a holder of Convertible Notes to convert their Convertible Notes, we do not have the obligation to prepay the Convertible Notes, the Senior Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2018. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of September 30, 2018, we had $268.8 million of variable rate indebtedness outstanding under the Credit Agreement. In connection with the issuance of the Senior Notes, we repaid $296.2 million of borrowings under the Credit Agreement in July 2018. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of September 30, 2018 was LIBOR plus 2.90%. At September 30, 2018, LIBOR was 2.18%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $2.7 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.         LEGAL PROCEEDINGS
We have certain actions or claims pending that have been discussed and previously reported in Item 1. Legal Proceedings of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. There have been no material developments in these previously reported matters during the three months ended September 30, 2018.
ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 28, 2018, pursuant to the terms and conditions of the Wynn Home acquisition purchase agreement and as a portion of the consideration paid for the acquisition of Wynn Homes, we issued 70,746 shares of our common stock to William Wynn pursuant to Section 4(a)(2) of the Securities Act. See Note 2 - Acquisition in the Notes to the Consolidated Financial Statements in Item 1. Financial Statements of Part I of this Quarterly Report for a discussion of the acquisition of Wynn Homes.
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
10.1**
Lender Acknowledgement Agreement dated as of October 18, 2018 by and among LGI Homes, Inc.,Wells Fargo Bank, National Association, as an Increasing Lender and as administrative agent, Fifth Third Bank, U.S. Bank National Association d/b/a Housing Capital Company, Bank of America, N.A., BMO Harris Bank N.A., Compass Bank, Flagstar Bank, FSB, Deutsche Bank AG New York Branch, ZB, N.A. dba Amegy Bank, Associated Bank, National Association, Academy Bank, N.A., and Sunflower Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Form 8-K of LGI Homes, Inc. (File No. 001-36126) filed with the SEC on October 23, 2018).

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

LGI Homes, Inc.

Date:	November 6, 2018	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	November 6, 2018	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer