Form 10-K
period 2018-12-31
LGI Homes, Inc.
filed 2019-02-26
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.1 billion based on the closing price of such stock on such date as reported on the NASDAQ Stock Market. As of February 22, 2019, there were 22,707,385 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III.

PART I
ITEM 1.    BUSINESS
General
We are engaged in the design, construction, and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, South Carolina, North Carolina, Colorado, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, and Nevada. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 28,000 homes. During the year ended December 31, 2018, we had 6,512 home closings, compared to 5,845 home closings in 2017.
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
Business Opportunities
Since our initial public offering in November 2013, we have grown substantially by expanding our operations from nine markets in four states to 27 markets in 17 states. We believe there is an opportunity to continue to grow in our existing markets. Given our knowledge of and proven success in these markets, as well as the favorable demographic and economic trends forecasted for these markets, we expect to continue to grow in our current markets.
We intend to continue to expand into new markets where we identify opportunities to build homes and develop communities that meet our profit and return objectives. One of the keys to our successful geographic expansion is our operating model which enables us to enter new markets efficiently and effectively. During 2019, we expect to open new communities and have homes for sale in additional markets, including Columbia, South Carolina, Charleston, South Carolina, Richmond, Virginia, Riverside, California, and Sarasota, Florida.
We see opportunities to develop properties with multiple product lines and within the same communities which we believe will enable us to grow our business by increasing the number of price points in some of our existing markets. Our current product offerings include entry-level homes, including both detached homes and townhomes, and move-up homes, which are sold under our LGI Homes brand, and our luxury series homes, which are sold under our Terrata Homes brand. Wholesale home closings during 2018 and 2017 represented 466 and 201 homes, respectively. At December 31, 2018, we had 83 active communities with our LGI Homes brand and five with our Terrata Homes brand.
Our Terrata Homes brand allows us to leverage our systems and process approach, including our customer centric sales system, to deliver move-in ready homes with standardized features. During 2018, we closed 118 Terrata Homes, which had an average sales price of $395,000, compared to 108 Terrata Homes, which had an average sales price of $409,000, in 2017.
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
We expect to continue to pursue a flexible land acquisition strategy of purchasing or optioning finished lots, if they can be acquired at attractive prices, or purchasing raw land for residential development. We generally target land acquisitions that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. These target areas that are further away from urban centers generally result in a better value for the homeowner through either lower price points or larger lot sizes. We consider development opportunities that meet our profit and return objectives, including opportunities which may involve the sale of home sites as a part of the product mix. We will continue to focus primarily on entry-level home buyers. We expect our home closings in communities with our luxury series will be less than 5% of our annual home closings during 2019 and that our wholesale closings will be approximately 5% of our annual home closings during 2019.

Sales and Marketing
We utilize a well-defined sales and marketing approach to identify leads for our communities and to educate potential buyers on the process and benefits of homeownership. For many of our communities, our marketing efforts are focused on converting renters of apartments and single-family homes into homeowners.
We use extensive print and digital advertising to attract potential homebuyers. We employ various marketing methods such as direct mail, social media and interactive online media as well as directional signage and billboards to attract and drive potential homebuyers to our information centers.
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

Homebuilding Operations
Our homebuilding operations are organized and managed by seven divisions: West, Northwest, Central, Midwest, Florida, Southeast and Mid-Atlantic.

West	Northwest	Central	Midwest	Florida	Southeast	Mid-Atlantic
Phoenix, AZ	Seattle, WA	Houston, TX	Minneapolis, MN	Tampa, FL	Atlanta, GA	Martinsburg, WV
Tucson, AZ	Portland, OR	Dallas/Ft. Worth, TX		Orlando, FL	Charlotte, NC/SC
Albuquerque, NM	Denver, CO	San Antonio, TX		Fort Myers, FL	Nashville, TN
Sacramento, CA	Colorado Springs, CO	Austin, TX		Jacksonville, FL	Raleigh, NC
Las Vegas, NV		Oklahoma City, OK			Wilmington, NC
Winston-Salem, NC
Birmingham, AL
Beginning in the fourth quarter of 2018, we changed from six reportable segments to five reportable segments: Central, Northwest, Southeast, Florida, and West. These segments reflect the way the Company evaluates its business performance and manages its operations. Additional information on our operating segments and product information is contained in Note 16 “Segment Information” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our even-flow, or continuous, construction methodology enables us to build and maintain an inventory of move-in ready homes that are available for immediate sale. We offer a set number of floor plans in each community with standardized features that commonly include upgrades such as granite countertops, appliances and ceramic tile flooring. Our homes are designed to meet the preferences of our target market of potential homebuyers and enable cost efficient and effective construction processes. We have developed a collection of home designs, which can be modified for local conditions and market preferences, and implemented across multiple communities to maximize efficiency. We maintained an average home completion time of approximately 60 to 85 days during 2018; the homes closed during 2018 ranged from 1,000 to 4,100 square feet with prices ranging from the $140,000’s to the $600,000’s.
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

Land Acquisition Policies and Development
We continue to be an active and opportunistic acquirer of land for residential development in our markets. We source land from a wide range of landowners, brokers, lenders, builders and other land development companies. We generally acquire finished lots and raw land in affordable locations that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. We conduct thorough due diligence on each of our potential land acquisitions, and we look at numerous opportunities before finding one that meets our requirements. We test the market and speak with potential homebuyers before committing to purchase land. We also maintain a pipeline of desirable land positions for replacement communities and new communities. We increased our active communities to 88 as of December 31, 2018 from 78 as of December 31, 2017. We also increased our lot inventory to 51,442 owned or controlled lots as of December 31, 2018 from 39,709 owned or controlled lots as of December 31, 2017.
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
The table below shows (i) home closings by reportable segment for the year ended December 31, 2018 and (ii) our owned or controlled lots by reportable segment as of December 31, 2018.

	Year Ended December 31, 2018	As of December 31, 2018
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	2,937	15,204	7,026	22,230
Northwest	760	1,856	1,786	3,642
Southeast	1,324	7,244	10,556	17,800
Florida	864	2,266	1,205	3,471
West	627	2,052	2,247	4,299
Total	6,512	28,622	22,820	51,442

(1)	Of the 28,622 owned lots as of December 31, 2018, 17,381 were raw/under development lots and 11,241 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory. As of December 31, 2018, we had a total of 1,942 completed homes, including information centers, and 987 homes in progress.

The following is a summary of our homes in inventory by reportable segment as of December 31, 2018 (dollar values in thousands):

Reportable Segment	Homes in Inventory (1)	Inventory Value (1)
Central	1,160	$179,820
Northwest	354	84,234
Southeast	551	88,442
Florida	333	49,535
West	431	68,644
Total	2,829	$470,675

(1)	Includes homes in progress and completed homes; excludes information centers.
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
Employees
As of December 31, 2018, we employed 857 people, of whom 98 were located at our corporate headquarters, 509 were on-site sales and support personnel, and 250 were involved with construction. None of our employees are covered by collective bargaining agreements. We believe we have good relations with our employees.
Available Information
We make available, as soon as reasonably practicable, on our website, www.lgihomes.com, all of our reports required to be filed with the Securities and Exchange Commission (“SEC”). These reports can be found on the “Investor Relations” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov. In addition to our SEC filings, our corporate governance documents, including our Corporate Governance Guidelines and Code of Business Conduct and Ethics, are available on the “Investor Relations” page of our website under “Corporate Governance” at https://investor.lgihomes.com/corporate-governance. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.
Executive Officers
The following table sets forth information regarding our executive officers as of February 26, 2019:

Name	Age	Position
Eric Lipar	48	Chief Executive Officer and Chairman of the Board
Michael Snider	47	President and Chief Operating Officer
Charles Merdian	49	Chief Financial Officer and Treasurer
Jack Lipar	50	Executive Vice President of Acquisitions
Rachel Eaton	37	Chief Marketing Officer
Scott Garber	47	General Counsel and Corporate Secretary

Eric Lipar.    Mr. Lipar is our Chief Executive Officer and serves as Chairman of our Board of Directors. He has served as our Chief Executive Officer since 2009, as a director since June 2013 and as Chairman of the Board since July 2013. Previously, Mr. Lipar served as our President from 2003 until 2009. Mr. Lipar has been in the residential land development business since the mid-1990s and is one of our founders. He has overseen land acquisition, development and the sales of over 28,000 homes since our inception. Mr. Lipar currently serves on the Residential Neighborhood Development Council for the Urban Land Institute and is a Policy Advisor Board Member for the Harvard Joint Center of Housing Studies.

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

Scott Garber.    Mr. Garber has served as our General Counsel and Corporate Secretary since April 2018. His responsibilities include all company legal matters, as well as corporate governance and risk management.  Prior to joining the Company, Mr. Garber served as Assistant General Counsel at Chevron Phillips Chemical Company (CPChem), where he was responsible for major company transactions (both domestic and international) and corporate governance of its Qatar-based joint ventures, and managed commercial legal matters for various company product lines and divisions. Prior to joining CPChem, Mr. Garber served as Associate General Counsel for United Airlines (formerly Continental Airlines), then the world’s largest airline, where he was responsible for its litigation, antitrust and intellectual property matters. Mr. Garber previously worked at Howrey Simon Arnold & White, a major international law firm, where he specialized in all aspects of intellectual property law. Mr. Garber is a member of the State Bar of Texas and is also admitted to practice before the U.S. Patent & Trademark Office.  Mr. Garber is also a member of the Board of Directors of Archway Insurance, Ltd, a captive insurance company.

Board of Directors of LGI Homes, Inc.
Mr. Eric Lipar - Chief Executive Officer of LGI Homes, Inc. and serves as Chairman of our Board of Directors.
Ms. Laura Miller - Senior Vice President and Global Chief Information Officer of InterContinental Hotels Group PLC, a multinational hospitality company.
Mr. Bryan Sansbury - Chief Operating Officer and a founding partner of AEGIS Energy Risk, LLC. and serves as our Lead Independent Director.
Mr. Ryan Edone - Chief Financial Officer of Petroleum Wholesale L.P., a distributor of branded and wholesale motor fuel products and operator of retail convenience stores/travel centers.
Mr. Duncan Gage - Retired. Former President and Chief Executive Officer of Giant Cement Holdings, Inc. and currently manages his personal investments.
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
Almost all purchasers of our homes finance their acquisition through lenders that provide mortgage financing. According to the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the 30-year average mortgage rate was approximately 4.46% in January 2019 and is expected to increase during 2019. If mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers. The availability of mortgage financing is expected to be impacted by continued regulatory changes and risk appetite of lenders. The financial documentation, down payments amounts and income to debt ratios requirements are subject to change and could become more restrictive. First-time homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers. These homebuyers are a key source of demand for our new homes. A limited availability of home mortgage financing may adversely affect the volume and sales price of our home sales.
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
In addition, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established several new standards and requirements relating to the origination, securitizing and servicing of residential consumer mortgage loans. These and other laws and regulations could further restrict the availability and affordability of mortgage loans, which could adversely affect our home sales, financial condition and results of operations.
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
Risks inherent in controlling, purchasing, holding and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a significant amount of time and requires a substantial cash investment. Land development is a key part of our operations and we develop land in all of our markets. The time and investment required for development may adversely impact our business. We have substantial real estate inventories which regularly remain on our balance sheet for significant periods of time, during which time we are exposed to the risk of adverse market developments, prior to their sale. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Because interest and other expenses are capitalized only during construction, we recognize interest and maintenance expense on unsold completed homes in inventory. As of December 31, 2018, we had 1,942 completed homes in inventory and 987 homes in progress in inventory. In the event there is a downturn in home sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.
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
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. It is uncertain whether these shortages will continue as is, improve or worsen. Labor and raw material shortages and any resulting price increases could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
Changes in federal and state income tax laws, including the federal tax legislation, P.L. 115-97, informally known as the Tax Cuts and Jobs Act (the “Tax Act”), may affect demand for new homes. Prior to January 1, 2018, tax laws generally permitted significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income. The Tax Act significantly limited the ability to deduct mortgage interest expense and real estate taxes for federal income tax purposes. While the recent tax changes are not currently expected to have a significant effect on our home sales, the federal government or a state government may change or further change its income tax laws by further eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, which may increase the after-tax cost of owning a new home for many of our potential homebuyers. Any such future changes may have an adverse effect on the homebuilding industry in general. For example, the loss or reduction of homeowner tax deductions could decrease the demand for new homes. Any such future changes could have a material impact on our business, prospects, liquidity, financial condition and results of operations.
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
We may incur a variety of costs to engage in future growth or expansion of our operations, including through add-on acquisitions, and the anticipated benefits may never be realized.
We intend to grow our operations in existing markets, and we may expand into new markets or pursue opportunistic purchases of other home builders on attractive terms as they present themselves. We may be unable to achieve the anticipated benefits of any such growth or expansion, including through add-on acquisitions, the anticipated benefits may take longer to realize than expected or we may incur greater costs than expected in attempting to achieve the anticipated benefits. In such cases, we will likely need to employ additional personnel or consultants that are knowledgeable of such markets. There can be no assurance that we will be able to employ or retain the necessary personnel, to successfully implement a disciplined management process and culture with local management, or that our expansion operations will be successful. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business, or that we will be able to successfully integrate any acquired homebuilder or new market. Accordingly, any such expansion could expose us to significant risks, beyond those associated with operating our existing business, and may adversely affect our business, prospects, liquidity, financial condition and results of operations.
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
There is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become costlier to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or similar energy related regulations.
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
As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events. These weather-related and geologic events include but are not limited to hurricanes, tornadoes, droughts, floods, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence and earthquakes and other natural disasters. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to those assets or affect the desirability of our land or projects, thereby adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion.
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
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma and Oregon as well as our expansion states of Alabama, California, Nevada, Virginia, and West Virginia. Because our operations are currently concentrated in these areas, a prolonged economic downturn in the future in one or more of these areas or a particular industry that is fundamental to one of these areas, particularly within Texas or a specific geographical region, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. To the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, a result could be a reduction in employment, or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas and certain of our other markets.
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
The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. In addition, if housing markets are not favorable or permitting or development takes longer than anticipated, we may be required to hold our investments in land for extended periods of time. If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be constrained regionally or nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. Since the global recession in 2008, credit and capital markets have, from time to time, experienced unusual volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient funding for our planned capital and other expenditures or if we do not properly allocate our funding, we may be unable to acquire additional land for development and/or to construct new housing. Additionally, if we cannot obtain additional financing to fund the purchase of land under our purchase contracts, we may incur contractual penalties, fees and increased expenses from the write-off of due diligence and pre-acquisition costs. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.
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
We rely on accounting, financial and operational management information systems to conduct our operations. Any cyber incident or attack or other disruption or failure in these information systems could adversely affect our ability to conduct our business and could have a material adverse effect on our business, liquidity, financial condition and results of operations. Furthermore, any failure or security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Our business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection.
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including recent California legislation, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
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
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2018, we had a $500.0 million revolving credit facility (the “Credit Facility” or “Credit Agreement”) to finance our construction and development activities. As of December 31, 2018, we had outstanding borrowings of $293.8 million under the Credit Facility and we could borrow an additional $26.3 million under the Credit Facility. As of December 31, 2018, borrowings under the Credit Facility bore interest at a rate of LIBOR plus 2.90% per annum. In addition, as of December 31, 2018, we had outstanding $70.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) and $300.0 million aggregate principal amount of our 6.875% Senior Notes due 2026 (“the Senior Notes”).

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
Incurring substantial indebtedness could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt, which is likely to result in acceleration of such indebtedness;

•	our indebtedness may increase our vulnerability to adverse economic and industry conditions with no assurance that our profitability will increase with higher financing cost;

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

Our current financing agreements contain, and the financing arrangements we enter into in the future likely will contain, provisions that limit our ability to do certain things. In particular, the Credit Agreement requires us to maintain (i) a tangible net worth of not less than $400.0 million plus 75% of the net proceeds of all equity issuances plus 50% of the amount of our positive net income in any fiscal quarter after December 31, 2017, (ii) a leverage ratio of not greater than 64.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments.
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
As of December 31, 2018, we had total outstanding borrowings of $293.8 million under the Credit Facility, and we could borrow an additional $26.3 million under the Credit Facility. As of December 31, 2018, borrowings under the Credit Facility bore interest at a rate of LIBOR plus 2.90% per annum. In addition, as of December 31, 2018, we had outstanding $70.0 million aggregate principal amount of the Convertible Notes and $300.0 million aggregate principal amount of the Senior Notes. As of December 31, 2018, the Convertible Notes and the Senior Notes had a fixed rate of 4.25% and 6.875%, respectively. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.
We are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to service our debt and pay dividends, if any, taxes and other expenses.
We are a holding company and will have no material assets other than our ownership of membership interests or limited partnership interests in our subsidiaries. We have no independent means of generating revenue. We intend to cause our subsidiaries to make distributions to their members or partners in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us. Our ability to service our debt depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or other distributions, to pay amounts due on our obligations. Future financing arrangements may contain negative covenants, limiting the ability of our subsidiaries to declare or pay dividends or make distributions. Our subsidiaries are separate and distinct legal entities; to the extent that we need funds, and our subsidiaries are restricted from making such dividends or distributions under applicable law or regulations, or are otherwise unable to provide such funds (for example, due to restrictions in future financing arrangements that limit the ability of our operating subsidiaries to distribute funds), our liquidity and financial condition could be materially harmed.
The obligations associated with being a public company will require significant resources and management attention.
As a public company with listed equity securities, we must comply with laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), related regulations of the SEC and requirements of the NASDAQ Global Select Market. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.

Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires our management and independent auditors to report annually on the effectiveness of our internal control over financial reporting. As of December 31, 2017, we are no longer an “emerging growth company,” and, therefore, we are no longer subject to emerging growth company exemptions from various reporting requirements applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. As of December 31, 2017, when we became a “large accelerated filer” (as defined in the relevant SEC rules), we are required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 22,000 square feet in The Woodlands, Texas for our corporate headquarters; this lease expires in 2028. In addition, to adequately meet the needs of our operations, we lease offices in Arizona, Florida, Georgia, Washington, California, West Virginia, and North Carolina. See “Business—Land Acquisition Policies and Development” for a summary of the other property which we owned or controlled as of December 31, 2018.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market (NASDAQ) under the symbol “LGIH.” As of February 22, 2019, the closing price of our common stock on the NASDAQ was $61.96, and we had 26 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
Shelf Registration Statement and ATM Offering Programs
On August 24, 2018, we and certain of our subsidiaries filed an automatic shelf registration statement on Form S-3 (Registration No. 333-227012), registering the offering and sale of an indeterminate amount of debt securities, guarantees of debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts and units that include any of these securities. Under our prior shelf registration statement, we established an at the market common stock offering program in September 2015 (the “2015 ATM Program”) and September 2016 (the “2016 ATM Program”) with Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, JMP Securities LLC and Builder Advisor Group, LLC, as sales agents to sell up to $30.0 million and $25.0 million, respectively, of our common stock. We issued and sold 743,554 shares of our common stock under the 2015 ATM Program, and received net proceeds of approximately $19.8 million, during 2016. We issued and sold 354,620 and 250,000 shares of our common stock under the 2016 ATM Program, and received net proceeds of approximately $15.5 million and $9.0 million, during 2017 and 2016, respectively.
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
Stock Performance Graph
This chart compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Companies Stock Index (the “S&P 500 Index”) and the Standard & Poor’s Homebuilders Select Industry Index (the “S&P Homebuilders Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2013 and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return among LGI Homes, Inc. Common Stock, the S&P 500 Index, and the S&P Homebuilders Index for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
LGIH	$100.00	$83.87	$136.76	$161.50	$421.75	$254.19
S&P 500 Index	$100.00	$111.39	$110.58	$121.13	$144.65	$135.63
S&P Homebuilders Index	$100.00	$102.52	$102.71	$101.78	$132.97	$97.65

ITEM 6.     SELECTED FINANCIAL DATA
The selected historical balance sheet and statement of operations information presented as of December 31, 2018, 2017, 2016, 2015 and 2014 and for the years then ended have been derived from our audited historical consolidated financial statements. The following table should be read together with, and is qualified in its entirety by reference to, our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following table presents our selected historical financial and operating data as of the dates and for the periods indicated.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share data and average home sales price)
Statement of Operations Data:
Revenues:
Home sales revenues	$1,504,400	$1,257,960	$838,320	$630,236	$383,268
Expenses:
Cost of sales	1,124,484	937,540	616,707	463,304	280,481
Selling expenses	109,460	94,957	66,984	52,998	36,672
General and administrative	70,345	55,662	43,158	34,260	23,744
Operating income	200,111	169,801	111,471	79,674	42,371
Loss on extinguishment of debt	3,599	—	—	—	—
Other income, net	(2,586)	(1,601)	(2,201)	(606)	(708)
Net income before income taxes	199,098	171,402	113,672	80,280	43,079
Income tax provision	43,812	58,096	38,641	27,450	14,868
Net income	$155,286	$113,306	$75,031	$52,830	$28,211
Basic earnings per share (1)	$6.89	$5.24	$3.61	$2.65	$1.37
Diluted earnings per share (1)	$6.24	$4.73	$3.41	$2.44	$1.33
Other Financial and Operating Data:
Active communities at end of year	88	78	63	52	39
Home closings	6,512	5,845	4,163	3,404	2,356
Average sales price of homes closed	$231,020	$215,220	$201,374	$185,146	$162,677
Gross margin (2)	$379,916	$320,420	$221,613	$166,932	$102,787
Gross margin % (3)	25.3%	25.5%	26.4%	26.5%	26.8%
Adjusted gross margin (4)	$405,635	$338,066	$232,778	$175,120	$108,111
Adjusted gross margin % (3)(4)	27.0%	26.9%	27.8%	27.8%	28.2%
EBITDA (5)	$224,120	$189,593	$125,441	$87,221	$45,445
EBITDA margin % (3)(5)	14.9%	15.1%	15.0%	13.8%	11.9%
Adjusted EBITDA (5)	$226,541	$188,238	$123,725	$88,746	$48,357
Adjusted EBITDA margin % (3)(5)	15.1%	15.0%	14.8%	14.1%	12.6%

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$46,624	$67,571	$49,518	$37,568	$31,370
Real estate inventory	$1,228,256	$918,933	$717,681	$531,228	$367,908
Goodwill and intangibles	$12,018	$12,018	$12,018	$12,234	$12,481
Total assets	$1,395,473	$1,079,892	$814,514	$618,702	$434,289
Notes payable	$653,734	$475,195	$400,483	$304,561	$212,261
Total liabilities	$739,530	$590,046	$459,313	$371,313	$251,790
Total equity	$655,943	$489,846	$355,201	$247,389	$182,499

(1)
Earnings per share is presented for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. See Note 10 “Equity” to our consolidated financial statements included in Part II, Item 8 of this Annual Report of this Form 10-K for calculation of earnings per share.

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

(5)
EBITDA and Adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) loss on extinguishment of debt, (vi) other income, net and (vii) adjustments resulting from the application of purchase accounting. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures—Adjusted EBITDA” for reconciliations of EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms when used in a historical context refer to LGI Homes, Inc. and its subsidiaries.
Key Results
Key financial results as of and for the year ended December 31, 2018, as compared to the year ended December 31, 2017, were as follows:

•	Home sales revenues increased 19.6% to $1.5 billion from $1.3 billion.

•	Homes closed increased 11.4% to 6,512 homes from 5,845 homes.

•	Average sales price of our homes increased $15,800 to $231,020 from $215,220.

•	Gross margin as a percentage of home sales revenues decreased to 25.3% from 25.5%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 27.0% from 26.9%.

•	Net income before income taxes increased 16.2% to $199.1 million from $171.4 million.

•	Net income increased 37.1% to $155.3 million from $113.3 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 14.9% from 15.1%.

•	Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 15.1% from 15.0%.

•	Active communities at the end of 2018 increased to 88 from 78.

•	Total owned and controlled lots increased 29.5% to 51,442 lots at December 31, 2018 from 39,709 lots at December 31, 2017.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
Recent Developments
During November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. For the year ended December 31, 2018, we repurchased 39,000 shares of our common stock for $1.5 million to be held as treasury stock.
During January 2019, the Board increased the authorized number of directors on the Board from six directors to seven directors and appointed Laura M. Miller to fill the newly created directorship.

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands, except per share data and average home sales price)

Statement of Income Data:
Home sales revenues	$1,504,400	$1,257,960	$838,320
Expenses:
Cost of sales	1,124,484	937,540	616,707
Selling expenses	109,460	94,957	66,984
General and administrative	70,345	55,662	43,158
Operating income	200,111	169,801	111,471
Loss on extinguishment of debt	3,599	—	—
Other income, net	(2,586)	(1,601)	(2,201)
Net income before income taxes	199,098	171,402	113,672
Income tax provision	43,812	58,096	38,641
Net income	$155,286	$113,306	$75,031
Basic earnings per share	$6.89	$5.24	$3.61
Diluted earnings per share	$6.24	$4.73	$3.41
Other Financial and Operating Data:
Active communities at end of year	88	78	63
Home closings	6,512	5,845	4,163
Average sales price of homes closed	$231,020	$215,220	$201,374
Gross margin (1)	$379,916	$320,420	$221,613
Gross margin % (2)	25.3%	25.5%	26.4%
Adjusted gross margin (3)	$405,635	$338,066	$232,778
Adjusted gross margin % (2)(3)	27.0%	26.9%	27.8%
EBITDA (4)	$224,120	$189,593	$125,441
EBITDA margin % (2)(4)	14.9%	15.1%	15.0%
Adjusted EBITDA (4)	$226,541	$188,238	$123,725
Adjusted EBITDA margin % (2)(4)	15.1%	15.0%	14.8%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

(4)
EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) loss on extinguishment of debt, (vi) other income, net and (vii) adjustments resulting from the application of purchase accounting. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Please see “—Non-GAAP Measures” for reconciliations of EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Homes Sales.  Our home sales revenues, home closings, average sales price (ASP), and ending community count by reportable segment for the years ended December 31, 2018 and 2017 were as follows (Revenues in thousands):

	Year Ended December 31, 2018
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$623,751	2,937	$212,377	30.7	8.0
Northwest	277,567	760	365,220	10.3	6.1
Southeast	271,073	1,324	204,738	18.7	5.9
Florida	180,950	864	209,433	11.6	6.2
West	151,059	627	240,923	9.3	5.6
Total	$1,504,400	6,512	$231,020	80.6	6.7

	Year Ended December 31, 2017
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$533,254	2,616	$203,843	26.2	8.3
Northwest	215,421	629	342,482	10.3	5.1
Southeast	183,422	973	188,512	15.0	5.4
Florida	199,733	1,014	196,975	11.5	7.3
West	126,130	613	205,759	10.1	5.1
Total	$1,257,960	5,845	$215,220	73.1	6.7

	At December 31,
Community count	2018	2017
Central	32	29
Northwest	11	11
Southeast	21	17
Florida	14	11
West	10	10
Total community count	88	78
 Home sales revenues for the year ended December 31, 2018 were $1,504.4 million, an increase of $246.4 million, or 19.6%, from $1,258.0 million for the year ended December 31, 2017. The increase in home sales revenues is primarily due to a 11.4% increase in homes closed and an increase in the average selling price per home during the year ended December 31, 2018 as compared to the year ended December 31, 2017. We closed 6,512 homes during 2018, as compared to 5,845 homes closed during 2017. This increase in home closings was largely due to the increase in the number of active communities in 2018. The average selling price per home closed during the year ended December 31, 2018 was $231,020, an increase of $15,800, or 7.3%, from the average selling price per home of $215,220 for the year ended December 31, 2017. This increase in the average selling price per home was primarily due to changes in product mix, higher price points in certain new markets and a favorable pricing environment.
We continued to diversify our operations outside of our Central division during 2018.  We increased our home sales revenues in our divisions other than our Central division by $155.9 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017 representing a 10.7% increase in the number of homes closed in these divisions during 2018 as compared to 2017.  Our active selling communities at December 31, 2018 increased to 88 from 78 at December 31, 2017.  Seven of the ten active selling communities added during 2018 were outside of our Central division, contributing to the further geographic diversification of our business.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the year ended December 31, 2018 to $1,124.5 million, an increase of $186.9 million, or 19.9%, from $937.5 million for the year ended December 31, 2017. This increase is primarily due to a 11.4% increase in homes closed during 2018 as compared to 2017 and, to a lesser degree, product mix. The increase in average cost of sales per home is primarily due to changes in construction costs associated with product mix and lot costs. Gross margin for the year ended December 31, 2018 was $379.9 million, an increase of $59.5 million, or 18.6%, from $320.4 million for the year ended December 31, 2017. Gross margin as a percentage of home sales revenues was 25.3% for the year ended December 31, 2018 and 25.5% for the year ended December 31, 2017. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of higher construction costs and lot costs partially offset by higher average home sales price for the year ended December 31, 2018 as compared to the year ended December 31, 2017 and, to a lesser extent, to 466 wholesale home closings during 2018, compared to 201 wholesale home closings during 2017.
Selling Expenses.  Selling expenses for the year ended December 31, 2018 were $109.5 million, an increase of $14.5 million, or 15.3%, from $95.0 million for the year ended December 31, 2017. Sales commissions increased to $57.3 million for the year ended December 31, 2018 from $50.2 million during 2017 largely due to a 19.6% increase in home sales revenues during 2018 as compared to 2017. Selling expenses as a percentage of home sales revenues were 7.3% and 7.5% for the years ended December 31, 2018 and 2017, respectively, and generally reflect operating leverage realized relating to advertising costs.
General and Administrative. General and administrative expenses for the year ended December 31, 2018 were $70.3 million, an increase of $14.7 million, or 26.4%, from $55.7 million for the year ended December 31, 2017. The increase in the amount of general and administrative expenses is primarily due to additional general and administrative compensation costs associated with an increase of active communities and home closings during 2018 as compared to 2017. General and administrative expenses as a percentage of home sales revenues were 4.7% and 4.4% for the years ended December 31, 2018 and 2017, respectively. The increase in general and administrative expenses as a percentage of home sales revenues reflects additional costs realized from the increase in community count and one-time acquisition related transaction expenses associated with the Wynn Homes acquisition during the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Loss on extinguishment of debt. Loss on extinguishment of debt for the year ended December 31, 2018 was $3.6 million, due to debt issuance costs previously capitalized that were associated with the Credit Agreement. There was no loss on extinguishment of debt for the year ended December 31, 2017.
Operating Income, Net Income before Income Taxes, and Net Income.  Operating income for the year ended December 31, 2018 was $200.1 million, an increase of $30.3 million, or 17.9%, from $169.8 million for the year ended December 31, 2017. Net income before income taxes for the year ended December 31, 2018 was $199.1 million, an increase of $27.7 million, or 16.2%, over the year ended December 31, 2017.  Our reportable segments contributed the following amounts and percentages of net income before income taxes during 2018: Central - $104.6 million or 52.5%; Northwest - $40.9 million or 20.5%; Florida - $21.3 million or 10.7%; Southeast - $29.1 million or 14.6%; and West - $13.6 million or 6.8%. Net income for the year ended December 31, 2018 was $155.3 million, an increase of $42.0 million, or 37.1%, from $113.3 million for the year ended December 31, 2017. The increases are primarily attributed to a 11.4% increase in homes closed, a higher average sales price per home, and a decrease in the effective tax rate realized during 2018 as compared to 2017.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Homes Sales.  Our home sales revenues, home closings, average sales price (ASP), and ending community count by reportable segment for the years ended December 31, 2017 and 2016 were as follows (Revenues in thousands):

	Year Ended December 31, 2017
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$533,254	2,616	$203,843	26.2	8.3
Northwest	215,421	629	342,482	10.3	5.1
Southeast	183,422	973	188,512	15.0	5.4
Florida	199,733	1,014	196,975	11.5	7.3
West	126,130	613	205,759	10.1	5.1
Total	$1,257,960	5,845	$215,220	73.1	6.7

	Year Ended December 31, 2016
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$429,505	2,143	$200,422	22.9	7.8
Northwest	86,496	270	320,356	6.3	3.6
Southeast	111,651	635	175,828	10.3	5.2
Florida	115,276	595	193,741	9.4	5.3
West	95,392	520	183,446	9.0	4.8
Total	$838,320	4,163	$201,374	57.9	6.0

	At December 31,
Community count	2017	2016
Central	29	24
Northwest	11	9
Southeast	17	11
Florida	11	10
West	10	9
Total community count	78	63
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
We continued to diversify our operations outside of our Central division during 2017.  We increased our home sales revenues in our divisions other than our Central division by $315.9 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 representing a 59.9% increase in the number of homes closed in these divisions during 2017 as compared to 2016.  Our active selling communities at December 31, 2017 increased to 78 from 63 at December 31, 2016.  Ten of the fifteen active selling communities added during 2017 were outside of our Central division, contributing to the further geographic diversification of our business.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the year ended December 31, 2017 to $937.5 million, an increase of $320.8 million, or 52.0%, from $616.7 million for the year ended December 31, 2016. This increase is primarily due to a 40.4% increase in homes closed during 2017 as compared to 2016 and, to a lesser degree, product mix. The increase in average cost of sales per home is primarily due to changes in construction costs associated with product mix and lot costs. Gross margin for the year ended December 31, 2017 was $320.4 million, an increase of $98.8 million, or 44.6%, from $221.6 million for the year ended December 31, 2016. Gross margin as a percentage of home sales revenues was

25.5% for the year ended December 31, 2017 and 26.4% for the year ended December 31, 2016. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of higher construction costs and lot costs partially offset by higher average home sales price for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and, to a lesser extent, to 201 wholesale home closings during 2017 compared to no wholesale home closings during 2016.
Selling Expenses.  Selling expenses for the year ended December 31, 2017 were $95.0 million, an increase of $28.0 million, or 41.8%, from $67.0 million for the year ended December 31, 2016. Sales commissions increased to $50.2 million for the year ended December 31, 2017 from $31.1 million during 2016 largely due to a 50.1% increase in home sales revenues during 2017 as compared to 2016. Selling expenses as a percentage of home sales revenues were 7.5% and 8.0% for the years ended December 31, 2017 and 2016, respectively, and generally reflect operating leverage realized relating to advertising costs.
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
Operating Income, Net Income before Income Taxes, and Net Income.  Operating income for the year ended December 31, 2017 was $169.8 million, an increase of $58.3 million, or 52.3%, from $111.5 million for the year ended December 31, 2016. Net income before income taxes for the year ended December 31, 2017 was $171.4 million, an increase of $57.7 million, or 50.8%, over the year ended December 31, 2016.  Our reportable segments contributed the following amounts and percentages of net income before income taxes during 2017: Central - $89.1 million or 52.0%; Northwest - $34.2 million or 20.0%; Florida - $25.7 million or 15.0%; Southeast - $20.0 million or 11.6%; and West - $5.9 million or 3.4%. Net income for the year ended December 31, 2017 was $113.3 million, an increase of $38.3 million, or 51.0%, from $75.0 million for the year ended December 31, 2016. The increases are primarily attributed to a 40.4% increase in homes closed, a higher average sales price and improved leverage realized during 2017 as compared to 2016.

Non-GAAP Measures
In addition to the results reported in accordance with U.S. GAAP, we have provided information in this Annual Report on Form 10-K relating to adjusted gross margin, EBITDA and adjusted EBITDA.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Home sales revenues	$1,504,400	$1,257,960	$838,320
Cost of sales	1,124,484	937,540	616,707
Gross margin	379,916	320,420	221,613
Capitalized interest charged to cost of sales	24,311	17,400	10,680
Purchase accounting adjustments (a)	1,408	246	485
Adjusted gross margin	$405,635	$338,066	$232,778
Gross margin % (b)	25.3%	25.5%	26.4%
Adjusted gross margin % (b)	27.0%	26.9%	27.8%

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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$155,286	$113,306	$75,031
Income taxes	43,812	58,096	38,641
Depreciation and amortization	711	791	1,089
Capitalized interest charged to cost of sales	24,311	17,400	10,680
EBITDA	224,120	189,593	125,441
Purchase accounting adjustments(1)	1,408	246	485
Loss on extinguishment of debt	3,599	—	—
Other income, net	(2,586)	(1,601)	(2,201)
Adjusted EBITDA	$226,541	$188,238	$123,725
EBITDA margin %(2)	14.9%	15.1%	15.0%
Adjusted EBITDA margin %(2)	15.1%	15.0%	14.8%

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
As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Year Ended December 31,
	2018 (4)	2017 (5)	2016 (6)
Net orders (1)	6,320	6,215	4,086
Cancellation rate (2)	24.2%	25.4%	24.5%
Ending backlog - homes (3)	624	816	446
Ending backlog - value (3)	$156,109	$191,831	$96,940

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that has been signed by homebuyers who have met our preliminary financing criteria but have not yet closed and wholesale contracts for which the required deposit has been made. Ending backlog is valued at the contract amount.

(4)	92 units and values related to bulk sales agreements are not included in the table above.

(5)	106 units and values related to bulk sales agreements are not included in the table above.

(6)	156 units and values related to a bulk sales agreement are not included in the table above.
Land Acquisition Policies and Development
See discussion included in “Business—Land Acquisition Policies and Development.”
Homes in Inventory
See discussion included in “Business—Homes in Inventory.”
Raw Materials
See discussion included in “Business—Raw Materials and Labor.”

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
As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular quarter, especially the first quarter, are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue in the long term.
Liquidity and Capital Resources
Overview
As of December 31, 2018, we had $46.6 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of a business combination.
We generally rely on our ability to finance our operations by generating operating cash flows, borrowing under the Credit Facility or the issuance and sale of shares of our common stock. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing financing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.
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
We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, and cash expected to be available from the Credit Facility or through accessing debt or equity capital, as needed.
Revolving Credit Facility
On May 25, 2018, we entered into that certain Third Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent, which was amended as of June 19, 2018 by that certain First Amendment thereto (the “First Amendment”; such credit agreement, as amended by the First Amendment, the “Credit Agreement”). The Credit Agreement has substantially similar terms and provisions to our second amended and restated credit agreement entered into in May 2017 with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2017 Credit Agreement”) but, among other things, provided for, a revolving credit facility of $450.0 million, which could be increased at our request by up to $50.0 million if the lenders make additional commitments, subject to the terms and conditions of the Credit Agreement (which was requested and approved in October 2018). On October 18, 2018, we entered into a Lender Acknowledgement Agreement with certain lenders and Wells Fargo Bank, National Association, as administrative agent, whereby the aggregate revolving commitments under the Credit Agreement increased by $50.0 million from $450.0 million to $500.0 million in accordance with the relevant provisions of the Credit Agreement.
The Credit Agreement matures on May 31, 2021. Before each anniversary of the closing of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The revolving credit facility is currently unsecured, but we have agreed to provide collateral if we fail to meet certain financial conditions in the future. As of December 31, 2018, the borrowing base under the Credit Agreement was $695.2 million, of which borrowings, including the Convertible Notes (as defined below) and the Senior Notes (as defined below), of $663.8 million were outstanding, $5.1 million of letters of credit were outstanding and $26.3 million was available to borrow under the Credit Agreement.

The Credit Agreement requires us to maintain (i) a tangible net worth of not less than $400.0 million plus 75% of the net proceeds of all equity issuances plus 50% of the amount of our positive net income in any fiscal quarter after December 31, 2017, (ii) a leverage ratio of not greater than 64.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2018, we were in compliance with all of the covenants contained in the Credit Agreement.
In connection with the issuance of our 6.875% Senior Notes due 2026 (the “Senior Notes”) in July 2018, we reduced the revolving commitment under the Credit Agreement from $750.0 million to $450.0 million pursuant to the First Amendment. During the year ended December 31, 2018, we recognized on our consolidated statements of operations $3.4 million in debt extinguishment costs related to the Credit Agreement.
Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of the Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the Senior Notes mature on July 15, 2026. Terms of the Senior Notes are governed by an indenture and supplemental indenture, each dated as of July 6, 2018, among us, our subsidiaries that guarantee our obligations under the Credit Agreement (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as trustee.
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
Prior to May 15, 2019, the Convertible Notes are convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019 until the close of business on November 14, 2019 (the business day immediately preceding the stated maturity date of the Convertible Notes), the holders of Convertible Notes can convert their Convertible Notes at any time at their option. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. It is our intent, and belief that we have the ability, to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes was settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.6 million reduction to debt discount and additional paid in capital, a $0.2 million loss on the extinguishment of debt and a cash payment of $15.0 million for the principal amount of such Convertible Notes. As of December 31, 2018, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
During the fourth quarter of 2018, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on September 30, 2018. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of October 1, 2018 through December 31, 2018 (inclusive). The Convertible Notes continue to be convertible during the first quarter of 2019. As of the date of the filing of this Annual Report on Form 10-K, no other conversion notices have been received by us.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $77.5 million as of December 31, 2018. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of December 31, 2018 will be drawn upon.
Cash Flows
Year Ended December 31, 2018 compared to Year Ended December 31, 2017
Net cash used in operating activities during the year ended December 31, 2018 was $116.7 million as compared to $68.5 million during the year ended December 31, 2017. The $48.3 million increase in net cash used in operating activities was primarily attributable to cash outlays for the $34.1 million increase in the net change in real estate inventory year-over-year, which was primarily related to our increased community count, additional homes under construction and land acquisitions, and to the $88.9 million decrease in accounts payable, accrued expenses, and other liabilities, and the payment of income taxes. Year-over-year change in net cash provided by working capital items included a $29.5 million decrease in accounts receivable and a $7.2 million decrease in other assets, offset by a $10.6 million increase in cash paid for pre-acquisition costs and deposits year-over-year. The increase in cash used in operating activities reflects our continued growth and, to a lesser extent, the timing of home sales and homebuilding activities.
Net cash used in investing activities during the year ended December 31, 2018 was $74.9 million as compared to $0.5 million during the year ended December 31, 2017. The $74.4 million increase in net cash used in investing activities is primarily due to the business acquisition of Wynn Homes.
Net cash provided by financing activities during the year ended December 31, 2018 was $170.7 million as compared to $87.0 million during the year ended December 31, 2017. The $83.7 million increase in net cash provided by financing activities consists primarily of the $297.7 million increase in net borrowings from the issuance of the Senior Notes, including the related $2.3 million discount and from the $196.2 million decrease in net borrowings associated with the Credit Facility, offset by the related $2.4 million in loan issuance costs, the $14.4 million decrease in net proceeds realized from the issuance and sale of shares of our common stock, and $1.5 million of common stock repurchases under our common stock repurchase program.
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
Net cash provided by financing activities totaled $87.0 million during the year ended December 31, 2017 as compared to $120.9 million during the year ended December 31, 2016. The $33.8 million decrease in net cash provided by financing activities is primarily due to the $20.0 million decrease in net borrowings under the Credit Facility, the $12.3 million decrease in net proceeds realized from the issuance and sale of shares of our common stock, and the $1.7 million increase in loan issuance costs associated with the Credit Agreement.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of December 31, 2018, we had $40.0 million of cash deposits pertaining to land purchase contracts for 22,820 lots with an aggregate purchase price of $776.2 million. Approximately $25.2 million of the cash deposits as of December 31, 2018 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings:
Credit Facility (a)	$293,800	$—	$293,800	$—	$—
Senior Notes (b)	300,000	—	—	—	300,000
Convertible Notes (c)	69,962	69,962	—	—	—
Inventory related obligations(d)	7,041	205	444	495	5,897
Interest and fees (e)	231,042	50,878	82,012	41,981	56,171
Operating leases	6,620	827	1,528	1,428	2,837
Total	$908,465	$121,872	$377,784	$43,904	$364,905

(a)
Represents borrowings under our $500.0 million revolving credit facility which matures on May 31, 2021. See Note 8 “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.

(b)
Represents $300.0 million aggregate principal amount of our 6.875% Senior Notes due 2026. The Senior Notes mature on July 15, 2026. See Note 8 “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.

(c)
Represents $70.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019. The Convertible Notes mature on November 15, 2019. See Note 8 “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.

(d)
The Company owns lots in certain communities that have Community Development Districts or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. Such obligations represent a non-cash cost of the lots.

(e)
All of the outstanding borrowings under the Credit Facility are at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of December 31, 2018 was LIBOR plus 2.90%. Fees on the Credit Facility are approximately $0.1 million per year. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. Interest on the Convertible Notes accrues at a rate of 4.25% per year and is payable semi-annually in arrears on May 15 and November 15 of each year. Inventory related obligations for infrastructure development attached to the land are subject to a fixed interest rate generally ranging from 1.28% to 7.12%, typically payable over a 30 year period, and are ultimately assumed by the homebuyer when home sales are closed.

Critical Accounting Policies
Discussed below are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant judgment in their application.
Revenue Recognition
Effective January 1, 2018, we adopted the Financial Accounting Standards Board Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), which provides guidance for revenue recognition. Topic 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” (“Topic 605”) and most industry-specific guidance. Topic 606 also supersedes certain cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” Topic 606’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. We adopted Topic 606 using the modified retrospective transition method only with respect to contracts not completed at the date of adoption. We have developed the additional expanded disclosures required; however, the adoption of Topic 606 did not have a material effect on our consolidated statements of operations, balance sheets or cash flows.
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
Impairment of Real Estate Inventories.
In accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales prices and/or margins are trending downward and are anticipated to continue to trend downward. Due largely to the relatively short development and construction periods for our communities and our growth, we have not experienced circumstances during 2018, 2017 or 2016 that are indicators of impairment. Our future sales and margins may be impacted by our inability to realize continued growth, increased cost associated with holding and developing land, local economic factors, pressure on home sales prices, increased carrying costs, and insufficient access to labor and materials at reasonable costs. For individual communities with indicators of impairment, we perform additional analysis to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the asset, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model; changes to the expected cash flows may lead to changes in the outcome of our impairment analysis.
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
For raw land, land under development and completed lots that our management anticipates will be utilized for future homebuilding activities or to be sold as finished lots to individuals, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home or lot sales, consistent with the evaluation of operating communities discussed above. As of December 31, 2018, we had not identified any raw land, land under development or completed lots that management intends to market for sale in bulk to a third-party.
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

Goodwill
We record goodwill associated with our acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. We evaluate our goodwill balances for potential impairment on an annual basis. In applying the goodwill impairment test, we have the option to perform a qualitative test (also known as “Step 0”) or a two-step quantitative test (consisting of “Step 1” and “Step 2”). Under the Step 0 test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the two-step quantitative test is necessary. During 2018 and 2017, we performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. During 2016, we performed the two-step quantitative impairment test.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($70.0 million aggregate principal amount of the Convertible Notes, $300.0 million aggregate principal amount of the Senior Notes and certain inventory related obligations) and variable-rate debt (our $500.0 million revolving credit facility) as part of financing our operations. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Other than as a result of an election of a holder of Convertible Notes to convert their Convertible Notes, we do not have the obligation to prepay the Convertible Notes, the Senior Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt. The Convertible Notes mature on November 15, 2019.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2018. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” in Item 1A. Risk Factors.
As of December 31, 2018, we had $293.8 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of December 31, 2018 was LIBOR plus 2.90%. At December 31, 2018, LIBOR was 2.46%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $2.9 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LGI Homes, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.
Houston, Texas
February 26, 2019

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$46,624	$67,571
Accounts receivable	42,836	44,706
Real estate inventory	1,228,256	918,933
Pre-acquisition costs and deposits	45,752	18,866
Property and equipment, net	1,432	1,674
Other assets	15,765	14,196
Deferred tax assets, net	2,790	1,928
Goodwill	12,018	12,018
Total assets	$1,395,473	$1,079,892

LIABILITIES AND EQUITY
Accounts payable	$9,241	$12,020
Accrued expenses and other liabilities	76,555	102,831
Notes payable	653,734	475,195
Total liabilities	739,530	590,046

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 23,746,385 shares issued and 22,707,385 shares outstanding as of December 31, 2018 and 22,845,580 shares issued and 21,845,580 shares outstanding as of December 31, 2017	237	228
Additional paid-in capital	241,988	229,680
Retained earnings	431,774	276,488
Treasury stock, at cost 1,039,000 shares and 1,000,000 shares, respectively	(18,056)	(16,550)
Total equity	655,943	489,846
Total liabilities and equity	$1,395,473	$1,079,892

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2018	2017	2016

Home sales revenues	$1,504,400	$1,257,960	$838,320

Cost of sales	1,124,484	937,540	616,707
Selling expenses	109,460	94,957	66,984
General and administrative	70,345	55,662	43,158
Operating income	200,111	169,801	111,471
Loss on extinguishment of debt	3,599	—	—
Other income, net	(2,586)	(1,601)	(2,201)
Net income before income taxes	199,098	171,402	113,672
Income tax provision	43,812	58,096	38,641
Net income	$155,286	$113,306	$75,031
Earnings per share:
Basic	$6.89	$5.24	$3.61
Diluted	$6.24	$4.73	$3.41

Weighted average shares outstanding:
Basic	22,551,762	21,604,932	20,798,333
Diluted	24,892,274	23,933,122	22,024,091

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2015	21,270,389	$213	$175,575	$88,151	$(16,550)	$247,389
Net income	—	—	—	75,031	—	75,031
Issuance of shares, net of offering costs	993,554	10	28,467	—	—	28,477
Issuance of restricted stock units in settlement of accrued bonuses	—	—	138	—	—	138
Compensation expense for equity awards	—	—	3,396	—	—	3,396
Stock issued under employee incentive plans	47,367	—	770	—	—	770
BALANCE—December 31, 2016	22,311,310	$223	$208,346	$163,182	$(16,550)	$355,201
Net income	—	—	—	113,306	—	113,306
Issuance of shares, net of offering costs	354,620	3	15,339	—	—	15,342
Issuance of restricted stock units in settlement of accrued bonuses	—	—	167	—	—	167
Compensation expense for equity awards	—	—	4,188	—	—	4,188
Stock issued under employee incentive plans	179,650	2	1,640	—	—	1,642
BALANCE—December 31, 2017	22,845,580	$228	$229,680	$276,488	$(16,550)	$489,846
Net income	—	—	—	155,286	—	155,286
Issuance of shares in settlement of Convertible Notes	486,679	5	(482)	—	—	(477)
Issuance of shares, Wynn Homes Acquisition	70,746	1	3,999	—	—	4,000
Repurchase of shares	—	—	—	—	(1,506)	(1,506)
Issuance of restricted stock units in settlement of accrued bonuses	—	—	181	—	—	181
Compensation expense for equity awards	—	—	5,923	—	—	5,923
Stock issued under employee incentive plans	343,380	3	2,687	—	—	2,690
BALANCE—December 31, 2018	23,746,385	$237	$241,988	$431,774	$(18,056)	$655,943

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net income	$155,286	$113,306	$75,031
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	711	791	1,089
Loss on extinguishment of debt	3,588	—	—
Loss on disposal of assets	6	13	1
Excess tax benefits from stock based compensation	—	—	(138)
Compensation expense for equity awards	5,937	4,188	3,396
Deferred income taxes	(724)	(2,092)	(2,562)
Changes in assets and liabilities:
Accounts receivable	1,870	(27,651)	270
Real estate inventory	(234,664)	(200,609)	(183,884)
Pre-acquisition costs and deposits	(18,853)	(8,215)	(3,650)
Other assets	(1,398)	(8,643)	5,472
Accounts payable	(2,779)	(257)	(11,747)
Accrued expenses and other liabilities	(25,703)	60,702	8,539
Net cash used in operating activities	(116,723)	(68,467)	(108,183)
Cash flows from investing activities:
Purchases of property and equipment	(475)	(518)	(722)
Payment for business acquisition	(74,463)	—	—
Net cash used in investing activities	(74,938)	(518)	(722)
Cash flows from financing activities:
Proceeds from notes payable	612,717	100,000	140,000
Payments on notes payable	(436,238)	(25,000)	(45,000)
Loan issuance costs	(6,741)	(4,375)	(2,684)
Proceeds from sale of stock, net of offering expenses	2,690	17,130	29,448
Stock repurchase	(1,506)	—	—
Payment for offering costs	(76)	(69)	(204)
Payment for earnout obligation	(132)	(648)	(843)
Excess tax benefits from equity awards	—	—	138
Net cash provided by financing activities	170,714	87,038	120,855
Net increase (decrease) in cash and cash equivalents	(20,947)	18,053	11,950
Cash and cash equivalents, beginning of year	67,571	49,518	37,568
Cash and cash equivalents, end of year	$46,624	$67,571	$49,518

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.     ORGANIZATION AND BUSINESS
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our”), was organized on July 9, 2013 as a holding company for the purposes of facilitating the initial public offering (the “IPO”) of its common stock in November 2013.
Headquartered in the Woodlands, Texas, we engage in the design, construction and sale of new homes in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, and Nevada.
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

In accordance with the Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model. As of December 31, 2018 and 2017, the real estate inventory is stated at cost; there were no inventory impairment charges recorded during the years ended December 31, 2018, 2017 and 2016.
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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of December 31, 2018 and 2017, we were not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposits.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
Other Assets
Other assets consist primarily of prepaid insurance, security deposits, and prepaid expenses. Our prepaid expenses were $8.5 million and $7.5 million as of December 31, 2018 and 2017, respectively.
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
Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout the remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the years ended December 31, 2018, 2017 and 2016.

Goodwill and Intangible Assets
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 805, Business Combinations. Goodwill and intangible assets that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The $12.0 million of goodwill is related to the reorganization transactions completed in connection with the initial public offering of our common stock in November 2013. In applying the goodwill impairment test, we have the option to perform a qualitative test (also known as “Step 0”) or a two-step quantitative test (consisting of “Step 1” and “Step 2”). Under the Step 0 test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the two-step quantitative test is necessary. During 2018 and 2017, we performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. During 2016, we performed the two-step quantitative impairment test. No goodwill impairment charges were recorded in 2018, 2017 and 2016.
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
Advertising Costs
Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $17.6 million, $15.2 million and $11.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
Stock-Based Compensation
Compensation costs for non-performance-based restricted stock awards are measured using the closing price of our common stock on the date of grant and are expensed on a straight-line basis over the requisite service period of the award. Compensation costs for performance-based restricted stock awards also contain a market condition. These costs are measured using the derived grant date fair value, based on a third party valuation analysis, and are expensed in accordance with ASC 718-10-25-20, Compensation - Stock Compensation, which requires an assessment of probability of attainment of the performance target. Once the performance target outcome is determined to be probable, the cumulative expense is adjusted, as needed, to recognize compensation expense on a straight-line basis over the award’s requisite service period.
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
Effective January 1, 2018, we adopted the FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”), which provides guidance for revenue recognition. Topic 606 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” (“Topic 605”) and most industry-specific guidance. Topic 606 also supersedes certain cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” Topic 606’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. We adopted Topic 606 using the modified retrospective transition method only with respect to contracts not completed at the date of adoption. We have developed the additional expanded disclosures required; however, the adoption of Topic 606 did not have a material effect on our consolidated statements of operations, balance sheets or cash flows. See Note 4 for further details.
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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us beginning January 1, 2020, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities will be expanded to include qualitative and specific quantitative information. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. We expect to adopt the new standard in the quarter ending March 31, 2019. ASU 2016-02 requires a modified retrospective transition approach. We believe the recognition of new right-of-use (“ROU”) assets and lease liabilities will be the most significant change for us under ASU 2016-02. ASU 2016-02 includes several practical expedients, which we anticipate we will elect upon adoption, including to not reassess the lease classification for any expired or existing leases. Management is continuing to assess the values of the ROU assets and lease liabilities that will be included on the balance sheet as of January 1, 2019.  Management does not expect the adoption of ASU 2016-02 to have a material impact on our results of operations or cash flows.
3.     ACQUISITION
On August 2, 2018, we acquired certain homebuilding assets owned by Crosswind Properties, LLC, Wynn Construction, Inc., Crosswind Development, Inc., Crosswind Investments, Inc. and First Continental Communities, Inc. (collectively, “Wynn Homes”), and assumed certain related liabilities. As a result of the Wynn Homes acquisition, we expanded our North Carolina presence in the Raleigh market, as well as established an immediate presence in the Wilmington market. We acquired approximately 200 homes under construction and more than 4,000 owned and controlled lots. The total purchase price for the Wynn Homes acquisition was approximately $78.5 million, consisting of approximately $74.5 million in cash and $4.0 million in shares of our common stock.
The acquisition was accounted for in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Our purchase accounting for Wynn Homes as of December 31, 2018 was complete concerning the working capital adjustment and valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date. At December 31, 2018, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the acquisition date as noted below (amounts in thousands):

Purchase Consideration:	Total
Cash paid for net assets	$74,463
Common Stock	4,000
Total consideration	78,463
Assets acquired and liabilities assumed:
Real estate inventory	75,927
Pre-acquisition costs, deposits and other assets	8,143
Total assets	84,070
Accounts payable and accrued liabilities	(5,607)
Total liabilities	(5,607)

Net assets acquired	$78,463
Pre-acquisition costs, which approximate fair value, deposits and other assets, accounts payable and accrued liabilities, are stated at historical carrying values given the short-term nature of these assets and liabilities. Real estate inventory was adjusted to reflect fair value.
We determined the estimated fair values of the real estate inventory with the assistance of appraisals performed by independent third-party specialists and estimates by management.
Significant assumptions included in our estimates of the fair value of the assets acquired include market comparisons, gross margin comparisons, future development costs and the timing of the completion of development activities, absorption rates, and mix of products sold in each community. Based on the estimated purchase consideration, management believes that the purchase price for the Wynn Homes acquisition was at market value and there was no excess of purchase price over the net fair value of assets acquired and liabilities assumed.
We expensed approximately $0.8 million of acquisition related costs for legal and due diligence services; these costs are included in the general and administrative expenses in the accompanying consolidated statements of operations.

4.     REVENUES
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
Revenue Recognition
Revenues from home sales are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues from home sales are recorded at the time each home sale is closed, title and possession are transferred to the customer and we have no significant continuing involvement with the home. Proceeds from home sales are generally received from the title company within a few business days after closing. Home sales discounts and incentives granted to customers, which are related to the customers’ closing costs that we pay on the customers’ behalf, are recorded as a reduction of revenue in our consolidated financial statements of operations.
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Retail home sales revenues	$1,394,475	$1,217,191	$838,320
Other	109,925	40,769	—
Total home sales revenues	$1,504,400	$1,257,960	$838,320
The following table presents our home sales revenues disaggregated by geography, based on our determined operating segments in Note 16 (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Central	$623,751	$533,254	$429,505
Northwest	277,567	215,421	86,496
Southeast	271,073	183,422	111,651
Florida	180,950	199,733	115,276
West	151,059	126,130	95,392
Home sales revenues	$1,504,400	$1,257,960	$838,320
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
Our other revenues are composed of our wholesale home sales under our LGI Homes brand and Terrata Homes brand in existing markets. Wholesale homes are primarily sold under a bulk sales agreement and focus on providing move-in ready homes with standardized features to real estate investors that will ultimately use the single-family homes as rental properties.

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
5.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	December 31,
	2018	2017
Land, land under development, and finished lots	$736,402	$494,552
Information centers	21,179	18,327
Homes in progress	149,506	191,659
Completed homes	321,169	214,395
Total real estate inventory	$1,228,256	$918,933
See “Real Estate Inventory” under Note 2 for more information.
Interest and financing costs incurred under our debt obligations, as more fully discussed in Note 8, are capitalized to qualifying real estate projects under development and homes under construction.
6.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		December 31,
	Asset Life	2018	2017
	(years)
Computer equipment	2-5	$1,342	$1,483
Machinery and equipment	5	102	112
Furniture and fixtures	2-5	3,183	2,987
Leasehold improvements	5	267	240
Total property and equipment		4,894	4,822
Less: Accumulated depreciation		(3,462)	(3,148)
Property and equipment, net		$1,432	$1,674
Depreciation expense incurred for the years ended December 31, 2018, 2017 and 2016 was $0.7 million, $0.8 million and $0.9 million, respectively.

7.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Inventory related obligations	$7,041	$12,906
Taxes payable	10,773	48,733
Retentions and development payable	18,899	12,025
Accrued compensation, bonuses and benefits	13,913	14,462
Accrued interest	12,339	2,096
Warranty reserve	2,950	2,450
Other	10,640	10,159
Total accrued expenses and other liabilities	$76,555	$102,831
Inventory Related Obligations
We own lots in certain communities in Arizona, California, Florida, and Texas that have Community Development Districts (“CDD”) or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, is typically payable over a 30-year period, and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots. At December 31, 2018 and 2017, we had CDD and other utility development obligations of approximately $7.0 million and $12.9 million, respectively.
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems.
Changes to our warranty accrual are as follows (in thousands):

	December 31,
	2018	2017	2016
Warranty reserves, beginning of period	$2,450	$1,600	$1,325
Warranty provision	4,438	4,999	3,084
Warranty expenditures	(3,938)	(4,149)	(2,809)
Warranty reserves, end of period	$2,950	$2,450	$1,600
8.     NOTES PAYABLE
Revolving Credit Agreement
On May 25, 2018, we entered into that certain Third Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent, which was amended as of June 19, 2018 by that certain First Amendment thereto (the “First Amendment”; such credit agreement, as amended by the First Amendment, the “Credit Agreement”). The Credit Agreement has substantially similar terms and provisions to our second amended and restated credit agreement entered into in May 2017 with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2017 Credit Agreement”) but, among other things, provided for, a revolving credit facility of $450.0 million, which could be increased at our request by up to $50.0 million if the lenders make additional commitments, subject to the terms and conditions of the Credit Agreement (which was requested and approved in October 2018). On October 18, 2018, we entered into a Lender Acknowledgement Agreement with certain lenders and Wells Fargo Bank, National Association, as administrative agent, whereby the aggregate revolving commitments under the Credit Agreement increased by $50.0 million from $450.0 million to $500.0 million in accordance with the relevant provisions of the Credit Agreement.
The Credit Agreement matures on May 31, 2021. Before each anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The revolving credit facility is currently unsecured, but we have agreed to provide collateral if we fail to meet certain financial conditions in the future. As of December 31, 2018, the borrowing base under the Credit Agreement was $695.2 million, of which borrowings, including the Convertible Notes (as defined below) and the Senior Notes (as defined below), of $663.8 million were outstanding, $5.1 million of letters of credit were outstanding and $26.3 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.90%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.65% to 3.25% based on our leverage ratio. At December 31, 2018, LIBOR was 2.46%.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2018, we were in compliance with all of the covenants contained in the Credit Agreement.
In connection with the issuance of our 6.875% Senior Notes due 2026 (the “Senior Notes”) in July 2018, we reduced the revolving commitment under the Credit Agreement from $750.0 million to $450.0 million pursuant to the First Amendment. During the year ended December 31, 2018, we recognized on our consolidated statements of operations $3.4 million in debt extinguishment costs related to the Credit Agreement.
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
Prior to May 15, 2019, the Convertible Notes are convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019 until the close of business on November 14, 2019 (the business day immediately preceding the stated maturity date of the Convertible Notes), the holders of the Convertible Notes can convert their Convertible Notes at any time at their option. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. It is our intent, and belief that we have the ability, to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes was settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.6 million reduction to debt discount and additional paid in capital, a $0.2 million loss on the extinguishment of debt and a cash payment of $15.0 million for the principal amount of such Convertible Notes. As of December 31, 2018, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
During the fourth quarter of 2018, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on September 30, 2018. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of October 1, 2018 through December 31, 2018 (inclusive). The Convertible Notes continue to be convertible during the first quarter of 2019. As of the date of the filing of this Annual Report on Form 10-K, no other conversion notices have been received by us.
On July 6, 2018, concurrently with the offering of the Senior Notes, we entered into that certain First Supplemental Indenture, dated as of July 6, 2018, among us, our subsidiaries that guarantee our obligations under the Credit Agreement (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as trustee, which supplements the indenture governing the Convertible Notes, pursuant to which (i) the subordination provisions in the indenture governing the Convertible Notes were eliminated, (ii) each Subsidiary Guarantor agreed (A) to, concurrently with the issuance of the Senior Notes, fully and unconditionally guarantee the Convertible Notes to the same extent that such Subsidiary Guarantor is guaranteeing the Senior Notes and (B) that such Subsidiary Guarantor’s guarantee of the Convertible Notes ranks equally with such Subsidiary Guarantor’s guarantee of the Senior Notes and (iii) the Company agreed to not, directly or indirectly, incur any indebtedness in the form of, or otherwise become liable in respect of, any notes or other debt securities issued pursuant to an indenture or note purchase agreement (including the Senior Notes) unless such indebtedness is equal with or contractually subordinated to the Convertible Notes in right of payment.

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
Notes payable consist of the following (in thousands):

	December 31,
	2018	2017
Notes payable under the Credit Agreement ($500.0 million revolving credit facility at December 31, 2018) maturing on May 31, 2021; interest paid monthly at LIBOR plus 2.90%; net of debt issuance costs of approximately $3.7 million and $5.3 million at December 31, 2018 and December 31, 2017, respectively	$290,131	$394,714
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $0.4 million and $1.0 million at December 31, 2018 and December 31, 2017, respectively; and approximately $1.3 million and $3.5 million in unamortized discount at December 31, 2018 and December 31, 2017, respectively	68,251	80,481
Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%; net of debt issuance costs of approximately $2.5 million at December 31, 2018 and approximately $2.1 million in unamortized discount at December 31, 2018	295,352	—
Total Notes Payable	$653,734	$475,195
As of December 31, 2018, the annual aggregate maturities of notes payable during each of the next five fiscal years are as follows (in thousands):

Amount
2019	$69,962
2020	—
2021	293,800
2022	—
2023	—
Thereafter	300,000
Total notes payable	663,762
Less: Debt discount	(3,447)
Less: Debt issuance costs	(6,581)
Net notes payable	$653,734

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest incurred	$38,216	$24,275	$18,457
Less: Amounts capitalized	(38,216)	(24,275)	(18,457)
Interest expense	$—	$—	$—

Cash paid for interest	$23,376	$19,704	$14,339
Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of the Convertible Notes and the Senior Notes discounts of $4.6 million, $4.1 million, and $3.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
9.     INCOME TAXES
All Company operations are domestic. The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$39,053	$55,218	$37,751
State	5,483	4,970	3,452
Current tax provision	44,536	60,188	41,203
Deferred:
Federal	(663)	(1,918)	(2,451)
State	(61)	(174)	(111)
Deferred tax provision (benefit)	(724)	(2,092)	(2,562)
Total income tax provision	$43,812	$58,096	$38,641
 Income taxes paid were $83.3 million, $16.8 million and $42.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018		2017		2016
Tax at federal statutory rate (1)	$41,816	21.0%	$60,008	35.0%	$39,791	35.0%
State income taxes (net of federal benefit)	4,263	2.1	3,060	1.8	2,143	1.9
Domestic production activity deduction	—	—	(5,461)	(3.2)	(3,727)	(3.3)
Non deductible expenses and other	(2,257)	(1.1)	(657)	(0.4)	435	0.4
Change in tax rates - deferred taxes	(10)	—	1,146	0.7	(1)	—
Tax at effective rate	$43,812	22.0%	$58,096	33.9%	$38,641	34.0%
(1) The Tax Act (as defined below) reduced the U.S. federal statutory rate from 35% to 21% beginning in 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of net deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows (in thousands):

	December 31
	2018	2017
Deferred tax assets:
Accruals and reserves	$2,642	$2,756
Inventory	755	475
Stock-based compensation	1,918	1,048
Other	297	38
Debt extinguishment	531	—
Total deferred tax assets	6,143	4,317
Deferred tax liabilities:
Discount on Convertible Notes	(307)	(801)
Prepaids	(2,370)	(1,035)
Tax depreciation in excess of book depreciation	(183)	(177)
Goodwill and other assets amortized for tax	(493)	(376)
Total deferred tax liabilities	(3,353)	(2,389)
Total net deferred tax assets (liabilities)	$2,790	$1,928

The Company has not recorded any accruals related to uncertain tax positions as of December 31, 2018 and 2017, respectively. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The statute of limitations with regards to our federal income tax filings is three years. The statute of limitations for our state tax jurisdictions is three to four years depending on the jurisdiction. In the normal course of business, we are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income taxes. We do not expect the outcome of any examination to have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit adjustments are subject to significant uncertainty.
On December 22, 2017, the President signed into law the U.S. federal income tax legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”), reducing the U.S. federal corporate income tax rate for tax years beginning after December 31, 2017, among other changes. Under ASC 740, Income Taxes (“ASC 740”), the effects of the Tax Act are recognized in the period that includes the date of enactment. The effect of this change impacts our effective tax rate. The estimated impact on 2017 was to reduce the value of our deferred tax assets by approximately $1.1 million and has been reflected in our effective tax rate reconciliation.The disclosed impact was our most reasonable estimate at that time based on our understanding of the Tax Act as it applied to our business. At December 31, 2018, we have completed our accounting for the income tax effects of the Tax Act on our deferred tax assets in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118 and ASC 740, and no material adjustments were required.
10.     EQUITY
We are authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2018 and 2017, no shares of preferred stock were issued or outstanding.
At December 31, 2018, we had 23,746,385 shares of common stock issued and 22,707,385 shares of common stock outstanding, including 1,039,000 treasury shares of our common stock. On November 19, 2018, we purchased 39,000 shares of our common stock at $38.58 per share to be held as treasury stock, in addition to the 1,000,000 treasury shares of our common stock previously purchased by us on November 21, 2014 at $16.55 per share. At December 31, 2017, we had 22,845,580 shares of common stock issued and 21,845,580 shares of common stock outstanding, including the 1,000,000 treasury shares of our common stock purchased by us on November 21, 2014.
Shelf Registration Statement and ATM Offering Programs

On August 24, 2018, we and certain of our subsidiaries filed an automatic shelf registration statement on Form S-3 (Registration No. 333-227012), registering the offering and sale of an indeterminate amount of debt securities, guarantees of debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts and units that include any of these securities. Under our prior shelf registration statement, we established an at the market common stock offering program in September 2015 (the “2015 ATM Program”) and September 2016 (the “2016 ATM Program”) with Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, JMP Securities LLC and Builder Advisor Group, LLC, as sales agents to sell up to $30.0 million and $25.0 million, respectively, of our common stock. We issued and sold 743,554 shares of our common stock under the 2015 ATM Program, and received net proceeds of approximately $19.8 million, during 2016. We issued and sold 354,620 and 250,000 shares of our common stock under the 2016 ATM Program, and received net proceeds of approximately $15.5 million and $9.0 million, during 2017 and 2016, respectively.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017, and 2016.

	For the Year Ended December 31,
	2018	2017	2016
Numerator (in thousands):
Net income	$155,286	$113,306	$75,031
Denominator:
Basic weighted average shares outstanding	22,551,762	21,604,932	20,798,333
Effect of dilutive securities:
Convertible Notes - treasury stock method	2,030,023	1,975,648	1,044,519
Stock-based compensation units	310,489	352,542	181,239
Diluted weighted average shares outstanding	24,892,274	23,933,122	22,024,091

Basic earnings per share	$6.89	$5.24	$3.61
Diluted earnings per share	$6.24	$4.73	$3.41
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	20,462	16,473	13,613
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
During the years ended December 31, 2018 , 2017, and 2016, the average market price of our common stock exceeded the conversion price of $21.52 per share, therefore the calculation of diluted earnings per share for all years presented includes the effect of our common stock related to the conversion spread of the Convertible Notes.
11.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
A total of 3,000,000 shares of our common stock have been reserved for issuance under the LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan was approved by our stockholders at our 2017 Annual Meeting of Stockholders in May 2017. There were 171,055 restricted stock units (“RSUs”) outstanding at December 31, 2018, issued at a $0.00 exercise price.

The following table summarizes the activity of our time-vested RSUs:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2015	107,814	$16.48
Granted	62,453	$23.66
Vested	(29,010)	$14.73
Forfeited	(7,404)	$17.97
Balance at December 31, 2016	133,853	$20.13
Granted	76,586	$36.83
Vested	(25,803)	$18.45
Forfeited	(9,536)	$20.48
Balance at December 31, 2017	175,100	$27.66
Granted	54,874	$57.60
Vested	(51,694)	$20.79
Forfeited	(7,225)	$34.77
Balance at December 31, 2018	171,055	$39.04
In 2018, we issued 15,867 RSUs to senior management for the time-based portion of our 2018 long-term incentive compensation program and 11,780 RSUs for 2017 bonuses to managers under the Annual Bonus Plan, which generally cliff vest on the third anniversary of the grant date. In 2017, we issued 27,764 RSUs to senior management for the time-based portion of our 2017 long-term incentive compensation program and 18,366 RSUs for 2016 bonuses to managers under the Annual Bonus Plan, which generally cliff vest on the third anniversary of the grant date. In 2016, we issued 21,905 RSUs to senior management for the time-based portion of our 2016 long-term incentive compensation program and 22,059 RSUs for 2015 bonuses to certain officers and managers under the Annual Bonus Plan, which vest over three years. In addition, during the years ended December 31, 2018, 2017 and 2016, we issued 27,227, 30,456 and 18,489 RSUs, respectively, to certain employees, executives and non-employee directors, which vest over periods ranging from one to three years. Under the terms of the grant award agreements, all of the RSUs may only be settled in shares of our common stock.
We recognized $2.0 million, $1.3 million, and $0.8 million of stock-based compensation expense related to outstanding RSUs grants for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, we had unrecognized compensation cost of $3.6 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
Performance Based Restricted Stock Units
The Compensation Committee of our Board of Directors has granted awards of performance-based RSUs (“PSUs”) under the 2013 Incentive Plan to certain members of senior management based on three-year performance cycles. At December 31, 2018, there were 253,821 PSUs outstanding that have been granted to certain members of management at a $0.00 exercise price. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year periods. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The terms of the PSUs provide that the payouts will be capped at 100% of the target number of PSUs granted if absolute total stockholder return is negative during the performance period, regardless of EPS performance; this market condition applies for amounts recorded above target. The compensation expense associated with the grants of PSU is determined using the derived grant date fair value, based on a third-party valuation analysis, and expensed over the applicable period. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs can only be settled in shares of our common stock.

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2017	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at December 31, 2018	Weighted Average Grant Date Fair Value
2015	2015 - 2017	120,971	—	(120,971)	—	—	$13.34
2016	2016 - 2018	87,605	—	—	(3,929)	83,676	$21.79
2017	2017 - 2019	111,035	—	—	(2,788)	108,247	$31.64
2018	2018 - 2020	—	61,898	—	—	61,898	$64.60
Total		319,611	61,898	(120,971)	(6,717)	253,821
At December 31, 2018, management estimates that the recipients will receive approximately100%, 200%, and 200%, of the 2018, 2017, and 2016 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. The 2015 - 2017 performance period grants vested on March 15, 2018 at 200% of the target number. We recognized $4.0 million, $2.9 million, and $2.6 million of total stock-based compensation expense related to outstanding PSUs grants for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, we had unrecognized compensation cost of $5.3 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.8 years.
Employee Stock Purchase Plan
In 2016, we adopted the LGI Homes, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for employees to make quarterly elections for payroll withholdings to purchase shares of our common stock at a 15% discount from the closing price of our common stock on the purchase date, which is the last business day of each calendar quarter. During the years ended December 31, 2018, 2017 and 2016, we issued 49,744, 33,887, and 19,398 shares of our common stock to the ESPP participants. We received net proceeds of approximately $2.7 million, $1.6 million and $0.6 million related to the ESPP for 2018, 2017, and 2016, respectively. We recognized $0.4 million, $0.2 million, and $0.1 million in stock compensation expense related to the ESPP for 2018, 2017, and 2016, respectively. The ESPP contributions are not refundable (other than in the case of termination of employment) and, therefore, the shares purchasable with the amounts withheld are included in weighted-average shares outstanding for both basic and diluted earnings per share. The maximum aggregate number of shares of our common stock which may be issued pursuant to the ESPP is 500,000 shares, and as of December 31, 2018, 396,971 shares of our common stock remain available for issuance under the ESPP.
12.    FAIR VALUE DISCLOSURES
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying amounts due to the short-term nature of these instruments. As of December 31, 2018, the Credit Facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.

In order to determine the fair value of the Convertible Notes and the Senior Notes listed below, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar convertible notes and senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at December 31, 2018 and 2017 (in thousands):

		December 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value(1)
Convertible Notes	Level 2	$68,251	$67,787	$80,481	$81,523
Senior Notes	Level 2	$295,352	$296,905	$—	$—

(1)	Excludes the fair value of the equity component of the Convertible Notes. See the “Convertible Notes” section within Note 8 for further details.
13.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
As of December 31, 2018, we have two land purchase contracts to purchase a total of 198 finished lots in Pasco County and Manatee County, Florida from affiliates of one of our directors for a total base purchase price of approximately $6.9 million. The lots will be purchased in takedowns, subject to annual price escalation ranging from 3% to 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.7 million non-refundable deposit at December 31, 2018 related to these land purchase contracts. We anticipate closing on these contracts in the first half of 2019.
In April 2018, we completed our commitments under a land purchase contract to purchase 106 finished lots in Montgomery County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots were purchased in takedowns of at least 21 lots during successive six-month periods, subject to 5% annual price escalation and certain price protection terms. During 2018, we purchased the final takedown of 22 lots under this land purchase contract for $1.8 million and a $100,000 non-refundable deposit related to this land purchase contract was applied to this takedown. We purchased 42 lots under this land purchase contract during 2017 and 2016 for $3.4 million (escalated price) and $3.2 million, respectively.
Consulting Fees
We had a three-year consulting agreement with a family member of our chief executive officer for $100,000 per year payable on a monthly basis, which was terminated in June 2016 by mutual agreement of the parties. Consulting fees were $83,333 for the year ended December 31, 2016.
Home Sales to Affiliates
In 2018, we had no home closings to affiliates. In 2017, we sold three homes to an affiliate of one of our directors for approximately $0.7 million. In 2016, we sold two homes to an affiliate of one of our directors for approximately $0.5 million.
14.     RETIREMENT BENEFITS
Our employees are eligible to participate in a 401(k) savings plan. Employees are eligible to participate after completing 90 days of service and having attained the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. A discretionary match may be made by us of up to 100% of the first 4% of an eligible employee’s deferral, not to exceed the maximum allowed by law. For each of the years ended December 31, 2018, 2017 and 2016, our matching contributions were $2.6 million, $1.8 million and $0.8 million, respectively.
15.     COMMITMENTS AND CONTINGENCIES
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

	December 31,
	2018	2017
Land deposits and option payments	$40,015	$17,761
Commitments under the land purchase contracts if the purchases are consummated	$776,224	$460,714
Lots under land purchase contracts	22,820	18,758
As of December 31, 2018 and 2017, approximately $25.2 million and $8.4 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances and secured by mortgages or letters of credit, or guaranteed by the seller or its affiliates.
Leasing Arrangements
We lease office facilities and certain equipment under non-cancellable operating lease agreements. Rent escalation provisions are accounted for using the straight-line method. Rent expense includes common area maintenance costs. Rent expense totaled $1.0 million, $1.0 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum lease payments under non-cancellable operating lease agreements are as follows at December 31, 2018 (in thousands):

2019	$827
2020	760
2021	768
2022	706
2023	722
Thereafter	2,837
Total	$6,620
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $77.5 million (including $5.1 million of letters of credit issued under the Credit Agreement) and $49.7 million at December 31, 2018 and 2017, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds, or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.

16.     SEGMENT INFORMATION
Beginning in the fourth quarter of 2018, we changed our reportable segments to Central, Northwest, Southeast, Florida, and West. These segments reflect the way the Company evaluates its business performance and manages its operations. Prior year information has been restated for corresponding items of our segment information.
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments that we aggregate into five reportable segments at December 31, 2018: our Central, Northwest, Southeast, Florida, and West divisions. The Central division is our largest division and comprised approximately 41.5%, 42.4% and 51.2% of total home sales revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The seven operating segments qualify as our five reporting segments. In determining the most appropriate reportable segments, we consider operating segments’ economic and other characteristics, including home floor plans, average selling prices, gross margin percentage, geographical proximity, production construction processes, suppliers, subcontractors, regulatory environments, customer type, and underlying demand and supply. Each operating segment follows the same accounting policies and is managed by our management team. We have no inter-segment sales, as all sales are to external customers. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented. Financial information relating to our reportable segments was as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Revenues:
Central	$623,751	$533,254	$429,505
Northwest	277,567	215,421	86,496
Southeast	271,073	183,422	111,651
Florida	180,950	199,733	115,276
West	151,059	126,130	95,392
Total home sales revenues	$1,504,400	$1,257,960	$838,320

Net income (loss) before income taxes:
Central	$104,625	$89,133	$73,026
Northwest	40,906	34,206	6,612
Southeast	29,078	19,959	11,996
Florida	21,341	25,687	14,471
West	13,595	5,890	10,108
Corporate (1)	(10,447)	(3,473)	(2,541)
Total net income (loss) before income taxes	$199,098	$171,402	$113,672
(1) The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve and loss on extinguishment of debt. Actual warranty expenses are reflected within the reportable segments.

	December 31,
Assets:	2018	2017
Central	$569,409	$454,899
Northwest	200,443	159,489
Southeast	300,758	155,928
Florida	106,398	119,257
West	161,514	96,647
Corporate (1)	56,951	93,672
Total assets	$1,395,473	$1,079,892
(1) As of December 31, 2018, the Corporate balance consists primarily of cash, prepaid insurance and prepaid expenses. As of December 31, 2017, the Corporate balance consists primarily of cash, deposits and pre-acquisition costs, prepaid insurance and prepaid expenses. As of December 31, 2017, $18.9 million of deposits and pre-acquisition costs were reported at Corporate and balances as of December 31, 2018 were allocated to the five reportable segments.
17.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2018	2018	2018	2018
Total home sales revenues	$279,024	$419,847	$380,369	$425,160
Gross margin	69,259	109,765	97,334	103,558
Income before income taxes	31,227	62,671	48,991	56,209
Net income	27,302	47,608	37,723	42,653
Basic earnings per share	1.23	2.11	1.66	1.89
Diluted earnings per share	1.10	1.90	1.52	1.72

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2017	2017	2017	2017
Total home sales revenues	$162,911	$324,178	$365,896	$404,975
Gross margin	43,499	86,348	91,896	98,677
Income before income taxes	16,842	48,642	50,877	55,041
Net income	11,780	32,199	33,687	35,640
Basic earnings per share	0.55	1.49	1.55	1.65
Diluted earnings per share	0.52	1.39	1.40	1.43

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In connection with respect to the preparation of the Company’s annual consolidated financial statements, and the processes under which they were prepared, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on Internal Control over Financial Reporting
We have audited LGI Homes, Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, LGI Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Houston, Texas
February 26, 2019

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2019 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2019 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2019 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2019 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2019 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

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
3.1
Certificate of Incorporation of LGI Homes, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-190853) of LGI Homes, Inc. filed with the SEC on August 28, 2013).

3.2
Bylaws of LGI Homes, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-190853) of LGI Homes, Inc. filed with the SEC on August 28, 2013).

4.1
Indenture dated as of November 21, 2014, by and between LGI Homes, Inc. and Wilmington Trust, National Association, as trustee, governing LGI Homes, Inc.’s 4.25% Convertible Notes due 2019, including a form of note (incorporated herein by reference to Exhibit 4.01 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on November 26, 2014).

4.2
First Supplemental Indenture, dated as of July 6, 2018, among LGI Homes, Inc., the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee, governing LGI Homes, Inc.’s 4.25% Convertible Notes due 2019 (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on July 6, 2018).

4.3
Indenture, dated as of July 6, 2018, among LGI Homes, Inc., the potential subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on July 6, 2018).

4.4
First Supplemental Indenture, dated as of July 6, 2018, among LGI Homes, Inc., the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee, governing LGI Homes, Inc.’s 6.875% Senior Notes due 2026, including the form of the senior notes (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on July 6, 2018).

10.1+
Employment Agreement, dated as of November 13, 2018, between the Company and Eric Lipar, the Company’s Chief Executive Officer and Chairman of the Board (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on November 16, 2018).

10.2+
LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-190853) of LGI Homes, Inc. filed with the SEC on May 9, 2017).

10.3+
LGI Homes, Inc. 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 333-211843) of LGI Homes, Inc. filed with the SEC on June 3, 2016).

10.4
Third Amended and Restated Credit Agreement, dated as of May 25, 2018, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, as sole Lead Arranger and sole Bookrunner, and Fifth Third Bank and U.S. Bank, National Association, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 29, 2018).

10.5
First Amendment to the Third Amended and Restated Credit Agreement, dated as of June 19, 2018, by and among LGI Homes, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on June 21, 2018).

10.6
Lender Acknowledgement Agreement dated as of October 18, 2018 by and among LGI Homes, Inc.,Wells Fargo Bank, National Association, as an Increasing Lender and as administrative agent, Fifth Third Bank, U.S. Bank National Association d/b/a Housing Capital Company, Bank of America, N.A., BMO Harris Bank N.A., Compass Bank, Flagstar Bank, FSB, Deutsche Bank AG New York Branch, ZB, N.A. dba Amegy Bank, Associated Bank, National Association, Academy Bank, N.A., and Sunflower Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K of LGI Homes, Inc. (File No. 001-36126) filed with the SEC on October 23, 2018).

21.1*	List of Subsidiaries of LGI Homes, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

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

LGI Homes, Inc.

Date:	February 26, 2019	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lipar	Chief Executive Officer and Chairman of the Board	February 26, 2019
Eric T. Lipar	(Principal Executive Officer)

/s/ Charles Merdian	Chief Financial Officer and Treasurer	February 26, 2019
Charles Merdian	(Principal Financial and Accounting Officer)

/s/ Ryan Edone	Director	February 26, 2019
Ryan Edone

/s/ Duncan Gage	Director	February 26, 2019
Duncan Gage

/s/ Laura Miller	Director	February 26, 2019
Laura Miller

/s/ Bryan Sansbury	Director	February 26, 2019
Bryan Sansbury

/s/ Steven Smith	Director	February 26, 2019
Steven Smith

/s/ Robert Vaharadian	Director	February 26, 2019
Robert Vaharadian