Form 10-Q
period 2019-03-31
LGI Homes, Inc.
filed 2019-05-07
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LGIH	NASDAQ Global Select Market

As of May 3, 2019, there were 22,925,730 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$35,084	$46,624
Accounts receivable	31,987	42,836
Real estate inventory	1,290,855	1,228,256
Pre-acquisition costs and deposits	43,698	45,752
Property and equipment, net	1,478	1,432
Other assets	19,943	15,765
Deferred tax assets, net	1,140	2,790
Goodwill and intangible assets, net	12,018	12,018
Total assets	$1,436,203	$1,395,473

LIABILITIES AND EQUITY
Accounts payable	$14,690	$9,241
Accrued expenses and other liabilities	68,512	76,555
Notes payable	676,075	653,734
Total liabilities	759,277	739,530

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 23,964,730 shares issued and 22,925,730 shares outstanding as of March 31, 2019 and 23,746,385 shares issued and 22,707,385 shares outstanding as of December 31, 2018	239	237
Additional paid-in capital	244,635	241,988
Retained earnings	450,108	431,774
Treasury stock, at cost, 1,039,000 shares	(18,056)	(18,056)
Total equity	676,926	655,943
Total liabilities and equity	$1,436,203	$1,395,473

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Home sales revenues	$287,594	$279,024

Cost of sales	221,290	209,765
Selling expenses	26,791	22,949
General and administrative	18,438	15,440
Operating income	21,075	30,870
Loss on extinguishment of debt	—	175
Other income, net	(619)	(532)
Net income before income taxes	21,694	31,227
Income tax provision	3,360	3,925
Net income	$18,334	$27,302
Earnings per share:
Basic	$0.81	$1.23
Diluted	$0.73	$1.10

Weighted average shares outstanding:
Basic	22,744,726	22,188,121
Diluted	25,086,183	24,772,027

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2018	23,746,385	$237	$241,988	$431,774	$(18,056)	$655,943
Net income	—	—	—	18,334	—	18,334
Issuance of restricted stock units in settlement of accrued bonuses	—	—	217	—	—	217
Compensation expense for equity awards	—	—	1,783	—	—	1,783
Stock issued under employee incentive plans	218,345	2	647	—	—	649
BALANCE— March 31, 2019	23,964,730	$239	$244,635	$450,108	$(18,056)	$676,926

BALANCE—December 31, 2017	22,845,580	$228	$229,680	$276,488	$(16,550)	$489,846
Net income	—	—	—	27,302	—	27,302
Issuance of shares in settlement of Convertible Notes	486,679	5	(475)	—	—	(470)
Issuance of restricted stock units in settlement of accrued bonuses	—	—	181	—	—	181
Compensation expense for equity awards	—	—	1,351	—	—	1,351
Stock issued under employee incentive plans	282,887	3	697	—	—	700
BALANCE— March 31, 2018	23,615,146	$236	$231,434	$303,790	$(16,550)	$518,910

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$18,334	$27,302
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	165	180
Loss on extinguishment of debt	—	164
Compensation expense for equity awards	1,783	1,351
Deferred income taxes	1,650	932
Changes in assets and liabilities:
Accounts receivable	10,849	23,046
Real estate inventory	(61,254)	(120,306)
Pre-acquisition costs and deposits	2,054	(5,743)
Other assets	1,112	(3,207)
Accounts payable	5,449	13,717
Accrued expenses and other liabilities	(13,320)	(48,360)
Net cash used in operating activities	(33,178)	(110,924)
Cash flows from investing activities:
Purchases of property and equipment	(211)	(153)
Net cash used in investing activities	(211)	(153)
Cash flows from financing activities:
Proceeds from notes payable	45,000	110,000
Payments on notes payable	(23,800)	(15,038)
Proceeds from sale of stock, net of offering expenses	649	700
Payment for earnout obligation	—	(132)
Net cash provided by financing activities	21,849	95,530
Net decrease in cash and cash equivalents	(11,540)	(15,547)
Cash and cash equivalents, beginning of period	46,624	67,571
Cash and cash equivalents, end of period	$35,084	$52,024

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “us,” “we,” or “our”), is engaged in the development of communities and the design, construction and sale of new homes in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada and West Virginia.
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
The accompanying unaudited financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements.
Recently Adopted Accounting Standards
On January 1, 2019, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the existing standards for lease accounting, requiring lessees to recognize most leases on their balance sheets and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than one year. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
We adopted the new standard with a modified retrospective transition approach, so financial information is not updated for periods prior to January 1, 2019. Pursuant to the adoption of the new standard, we elected the practical expedients upon transition that do not require us to reassess existing contracts to determine if they contain leases under the new definition of a lease, or to reassess historical lease classification or initial direct costs.We also elected the practical expedient to not separate lease and non-lease components for new leases after adoption of the new standard.
The adoption of Topic 842 is accounted for as a change in accounting principle in conformity with FASB Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections.” As a result of the adoption, the most significant changes are related to the recognition of new ROU assets and lease liabilities of $5.4 million as of January 1, 2019 on the balance sheet for office operating leases. The Company's existing material leases are all considered operating leases under the new leasing standard and as a result, no adjustment to retained earnings was required.
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
2.     REVENUES
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended March 31,
	2019	2018
Retail home sales revenues	$281,465	$272,038
Other	6,129	6,986
Total home sales revenues	$287,594	$279,024
The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 13 (in thousands):

	Three Months Ended March 31,
	2019	2018
Central	$124,197	$107,498
Northwest	36,254	57,173
Southeast	52,414	45,108
Florida	28,912	42,443
West	45,817	26,802
Total home sales revenues	$287,594	$279,024
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
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Land, land under development and finished lots	$780,057	$736,402
Information centers	23,512	21,179
Homes in progress	197,836	149,506
Completed homes	289,450	321,169
Total real estate inventory	$1,290,855	$1,228,256
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

4.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Retentions and development payable	17,610	18,899
Taxes payable	12,228	10,773
Accrued compensation, bonuses and benefits	8,783	14,263
Accrued interest	7,266	12,339
Inventory related obligations	$7,245	$7,041
Lease Liability	5,290	—
Warranty reserve	3,000	2,950
Other	7,090	10,290
Total accrued expenses and other liabilities	$68,512	$76,555
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Warranty reserves, beginning of period	$2,950	$2,450
Warranty provision	1,095	988
Warranty expenditures	(1,045)	(838)
Warranty reserves, end of period	$3,000	$2,600
5.     NOTES PAYABLE
Revolving Credit Agreement
On May 25, 2018, we entered into that certain Third Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent, which was amended as of June 19, 2018 by that certain First Amendment thereto (the “First Amendment”; such credit agreement, as amended by the First Amendment, the “2018 Credit Agreement”). The 2018 Credit Agreement has substantially similar terms and provisions to our second amended and restated credit agreement entered into in May 2017 with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2017 Credit Agreement”) but, among other things, provided for, a revolving credit facility of $450.0 million, which could be increased at our request by up to $50.0 million if the lenders make additional commitments, subject to the terms and conditions of the 2018 Credit Agreement (which was requested and approved in October 2018). On October 18, 2018, we entered into a Lender Acknowledgement Agreement with certain lenders and Wells Fargo Bank, National Association, as administrative agent, whereby the aggregate revolving commitments under the 2018 Credit Agreement increased by $50.0 million from $450.0 million to $500.0 million in accordance with the relevant provisions of the 2018 Credit Agreement.
The 2018 Credit Agreement matures on May 31, 2021. Before each anniversary of the 2018 Credit Agreement, we may request a one-year extension of the maturity date. The 2018 Credit Agreement is guaranteed by each of our subsidiaries that have gross assets of $0.5 million or more. The revolving credit facility is currently unsecured, but we have agreed to provide collateral if we fail to meet certain financial conditions in the future. As of March 31, 2019, the borrowing base under the 2018 Credit

Agreement was $766.7 million, of which borrowings, including the Convertible Notes (as defined below) and the Senior Notes (as defined below), of $685.2 million were outstanding, $5.1 million of letters of credit were outstanding and $74.7 million was available to borrow under the 2018 Credit Agreement, net of deferred purchase price obligations.
Interest is paid monthly on borrowings under the 2018 Credit Agreement at LIBOR plus 2.90%. The 2018 Credit Agreement applicable margin for LIBOR loans ranges from 2.65% to 3.25% based on our leverage ratio. At March 31, 2019, LIBOR was 2.49%.
The 2018 Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The 2018 Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2019, we were in compliance with all of the covenants contained in the 2018 Credit Agreement.
On May 6, 2019, we entered into that certain Fourth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”), which amends and restates and has substantially similar terms and provisions to the 2018 Credit Agreement and provides for a $550.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement. See Note 14 - Subsequent Event for more information regarding the Credit Agreement.
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
Prior to May 15, 2019, the Convertible Notes are convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019 and until the close of business on November 14, 2019 (the business day immediately preceding the stated maturity date of the Convertible Notes), the holders of the Convertible Notes can convert their Convertible Notes at any time at their option. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. It is our intent, and belief that we have the ability, to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes was settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.6 million reduction to debt discount and additional paid in capital, a $0.2 million loss on the extinguishment of debt and a cash payment of $15.0 million for the principal amount of such Convertible Notes. As of March 31, 2019, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
During the first quarter of 2019, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on December 31, 2018. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of January 1, 2019 through March 31, 2019 (inclusive). The Convertible Notes continue to be convertible during the second quarter of 2019. As of the date of the filing of this Quarterly Report on Form 10-Q, no other conversion notices have been received by us.
On July 6, 2018, concurrently with the offering of the Senior Notes, we entered into that certain First Supplemental Indenture, dated as of July 6, 2018, among us, our subsidiaries that guarantee our obligations under the 2018 Credit Agreement (the “Subsidiary Guarantors”) and Wilmington Trust, National Association, as trustee, which supplements the indenture governing the Convertible Notes, pursuant to which (i) the subordination provisions in the indenture governing the Convertible Notes were eliminated, (ii) each Subsidiary Guarantor agreed (A) to, concurrently with the issuance of the Senior Notes, fully and unconditionally guarantee the Convertible Notes to the same extent that such Subsidiary Guarantor is guaranteeing the Senior Notes and (B) that such Subsidiary Guarantor’s guarantee of the Convertible Notes ranks equally with such Subsidiary Guarantor’s guarantee of the Senior Notes and (iii) the Company agreed to not, directly or indirectly, incur any indebtedness in the form of, or otherwise become liable in respect of, any notes or other debt securities issued pursuant to an indenture or note purchase agreement (including the Senior Notes) unless such indebtedness is equal with or contractually subordinated to the Convertible Notes in right of payment.

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
We received net proceeds from the offering of the Senior Notes of approximately $296.2 million, after deducting the initial purchasers’ discounts of $2.3 million and commissions and offering expenses of $1.5 million. The net proceeds from the offering were used to repay a portion of the borrowings under the 2018 Credit Agreement.
Notes payable consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Notes payable under the 2018 Credit Agreement ($500.0 million revolving credit facility at March 31, 2019) maturing on May 31, 2021; interest paid monthly at LIBOR plus 2.90%; net of debt issuance costs of approximately $3.4 million and $3.7 million at March 31, 2019 and December 31, 2018, respectively	$311,801	$290,131
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $0.3 million and $0.4 million at March 31, 2019 and December 31, 2018, respectively; and approximately $1.0 million and $1.3 million in unamortized discount at March 31, 2019 and December 31, 2018, respectively	68,750	68,251
6.875% Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%; net of debt issuance costs of approximately $2.5 million at March 31, 2019 and December 31, 2018; and approximately $2.0 million and $2.1 million in unamortized discount at March 31, 2019 and December 31, 2018, respectively	295,524	295,352
Total notes payable	$676,075	$653,734
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest incurred	$11,417	$7,193
Less: Amounts capitalized	(11,417)	(7,193)
Interest expense	$—	$—

Cash paid for interest	$14,833	$5,170
Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of Convertible Notes and Senior Notes discounts of $1.1 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.
6.     INCOME TAXES
We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The statute of limitations with regards to our federal income tax filings is three years. The statute of limitations for our state tax jurisdictions is three to four years depending on the jurisdiction. In the normal course of business, we are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income taxes. We do not expect the outcome of any audit to have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit adjustments are subject to significant uncertainty.
For the three months ended March 31, 2019, our effective tax rate of 15.5% is lower than the Federal statutory rate primarily as a result of the deductions in excess of compensation cost (“windfalls”) for share-based payments, offset by an increase in rate for state income taxes, net of the federal benefit payments.

Income taxes paid were $0.2 million and $42.9 million for the three months ended March 31, 2019 and 2018, respectively.
7.     EQUITY
Shelf Registration Statement
On August 24, 2018, we and certain of our subsidiaries filed an automatic shelf registration statement on Form S-3 (Registration No. 333-227012), registering the offering and sale of an indeterminate amount of debt securities, guarantees of debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts and units that include any of these securities.
8.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Numerator (in thousands):
Net Income (Numerator for basic and dilutive earnings per share)	$18,334	$27,302
Denominator:
Basic weighted average shares outstanding	22,744,726	22,188,121
Effect of dilutive securities:
Convertible Notes - treasury stock method	2,043,494	2,217,336
Stock-based compensation units	297,963	366,570
Diluted weighted average shares outstanding	25,086,183	24,772,027

Basic earnings per share	$0.81	$1.23
Diluted earnings per share	$0.73	$1.10
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	35,157	25,106
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
During the three months ended March 31, 2019 and 2018, the average market price of our common stock exceeded the conversion price of $21.52 per share. Included in the calculation of diluted earnings per share was the effect of approximately 2.0 million and 2.2 million shares of our common stock related to the conversion spread of the Convertible Notes for the three months ended March 31, 2019 and 2018, respectively.

9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Three Months Ended March 31,
	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	171,055	$39.04	175,100	$27.66
Granted	47,245	$56.49	35,048	$64.60
Vested	(40,265)	$21.82	(31,021)	$14.75
Forfeited	(2,026)	$48.61	(2,611)	$30.68
Ending balance	176,009	$47.59	176,516	$37.22
During the three months ended March 31, 2019, we issued 20,847 RSUs to senior management for the time-based portion of our 2019 long-term incentive compensation program, 16,159 RSUs for 2018 bonuses to managers under our Annual Bonus Plan and 10,239 RSUs to other employees. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock.
We recognized $0.5 million and $0.4 million of stock-based compensation expense related to outstanding RSUs for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, we had unrecognized compensation cost of $5.4 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.3 years.
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
The following table summarizes the activity of our PSUs for the three months ended March 31, 2019:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2018	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at March 31, 2019	Weighted Average Grant Date Fair Value
2016	2016 - 2018	83,656	—	(83,656)	—	—	$21.79
2017	2017 - 2019	108,247	—	—	—	108,247	$31.64
2018	2018 - 2020	61,898	—	—	—	61,898	$64.60
2019	2019 - 2021	—	83,367	—	—	83,367	$56.49
Total		253,801	83,367	(83,656)	—	253,512
At March 31, 2019, management estimates that the recipients will receive approximately 100%, 100% and 196% of the 2019, 2018 and 2017 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $1.2 million and $0.9 million of total stock-based compensation expense related to outstanding PSUs for the three months ended March 31, 2019 and 2018, respectively. PSUs granted in 2016 vested on March 31, 2019 at 200% of the target amount, and 167,312 shares of our common stock were issued upon such vesting. At March 31, 2019, we had unrecognized compensation cost of $9.0 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.3 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying amounts due to the short-term nature of these instruments. As of March 31, 2019, our revolving credit facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Convertible Notes and the Senior Notes listed below, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar convertible notes and senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at March 31, 2019 and December 31, 2018 (in thousands):

		March 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Convertible Notes	Level 2	$68,750	$68,996	$68,251	$67,787
Senior Notes	Level 2	$295,524	$305,528	$295,352	$296,905

(1)	Excludes the fair value of the equity component of the Convertible Notes. See the “Convertible Notes” section within Note 5 for further details.
11.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
As of March 31, 2019, we have two land purchase contracts to purchase a total of 198 finished lots in Pasco County and Manatee County, Florida from affiliates of one of our directors for a total base purchase price of approximately $6.9 million. The lots will be purchased in takedowns, subject to annual price escalation ranging from 3% to 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.7 million non-refundable deposit at March 31, 2019 related to these land purchase contracts. We anticipate the first closing on the Pasco County contract to occur in the second quarter of 2019 and first closing on the Manatee County contract to occur in the third quarter of 2020.
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

	March 31, 2019	December 31, 2018
Land deposits and option payments	$39,390	$40,015
Commitments under the land purchase contracts if the purchases are consummated	$673,929	$776,224
Lots under land purchase contracts	20,722	22,820
As of March 31, 2019 and December 31, 2018, approximately $27.2 million and $25.2 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages, or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
As described in the “Recently Adopted Accounting Standards” section within Note 1, as of January 1, 2019, we adopted the provisions of ASU 2016-02 and recognized lease obligations and associated ROU assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.1 million as of March 31, 2019. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.3 million as of March 31, 2019.
Operating lease cost, as included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2019 was $0.3 million. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the three months ended March 31, 2019 was $0.3 million. As of March 31, 2019, the weighted-average discount rate was 5.73% and our weighted-average remaining life was 8.1 years.
The Company does not have any significant lease contracts that have not yet commenced at March 31, 2019. The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2019 (in thousands):

Year Ending December 31,	Operating leases
2019	$734
2020	927
2021	926
2022	799
2023	722
Thereafter	2,838
Total	6,946
Lease amount representing interest	(1,656)
Present value of lease liabilities	$5,290
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $78.8 million (including $5.1 million of letters of credit issued under the 2018 Credit Agreement) and $77.5 million at March 31, 2019 and December 31, 2018, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
13.     SEGMENT INFORMATION
Beginning in the fourth quarter of 2018, we changed our reportable segments to Central, Northwest, Southeast, Florida, and West. These segments reflect the way the Company evaluates its business performance and manages its operations. Prior period information has been restated for corresponding items of our segment information.
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Northwest, Southeast, Mid-Atlantic, Florida, and West divisions) that we aggregate into five reportable segments at March 31, 2019: our Central, Northwest, Southeast, Florida, and West divisions. The Central division is our largest division and comprised approximately 43% and 39% of total home sales revenues for the three months ended March 31, 2019 and 2018, respectively.
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
The seven operating segments qualify as our five reportable segments. In determining the most appropriate reportable segments, we consider operating segments’ economic and other characteristics, including home floor plans, average selling prices, gross margin percentage, geographical proximity, production construction processes, suppliers, subcontractors, regulatory environments, customer type and underlying demand and supply. Each operating segment follows the same accounting policies and is managed by our management team. We have no inter-segment sales, as all sales are to external customers. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.
Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
Central	$124,197	$107,498
Northwest	36,254	57,173
Southeast	52,414	45,108
Florida	28,912	42,443
West	45,817	26,802
Total home sales revenues	$287,594	$279,024

Net income (loss) before income taxes:
Central	$14,647	$15,306
Northwest	3,376	6,262
Southeast	415	4,327
Florida	1,215	3,972
West	3,107	1,781
Corporate (1)	(1,066)	(421)
Total net income (loss) before income taxes	$21,694	$31,227

(1)
The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve and loss on extinguishment of debt. Actual warranty expenses are reflected within the reportable segments.

	March 31, 2019	December 31, 2018
Assets:
Central	$548,199	$569,409
Northwest	218,645	200,443
Southeast	330,132	300,758
Florida	117,484	106,398
West	175,707	161,514
Corporate (1)	46,036	56,951
Total assets	$1,436,203	$1,395,473

(1)	As of March 31, 2019, the Corporate balance consists primarily of cash, prepaid insurance, ROU assets and prepaid expenses.
14.     SUBSEQUENT EVENT
On May 6, 2019, we entered into that certain Fourth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”), which amends and restates and has substantially similar terms and provisions to the 2018 Credit Agreement and provides for a $550.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
Business Overview
We are engaged in the design, construction and sale of new homes in the following markets:

West	Northwest	Central	Midwest	Florida	Southeast	Mid-Atlantic
Phoenix, AZ	Seattle, WA	Houston, TX	Minneapolis, MN	Tampa, FL	Atlanta, GA	Washington, D.C.
Tucson, AZ	Portland, OR	Dallas/Ft. Worth, TX		Orlando, FL	Charlotte, NC/SC
Albuquerque, NM	Denver, CO	San Antonio, TX		Fort Myers, FL	Nashville, TN
Sacramento, CA	Colorado Springs, CO	Austin, TX		Jacksonville, FL	Raleigh, NC
Las Vegas, NV		Oklahoma City, OK		Fort Pierce, FL	Wilmington, NC
Winston-Salem, NC
Birmingham, AL
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 30,000 homes. During the three months ended March 31, 2019, we had 1,228 home closings, compared to 1,244 home closings during the three months ended March 31, 2018.
We sell homes under the LGI Homes and Terrata Homes brands. Our 87 active communities at March 31, 2019 included five Terrata Homes communities.
Recent Developments
On May 6, 2019, we entered into that certain Fourth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”), which amends and restates and has substantially similar terms and provisions to the 2018 Credit Agreement and provides for a $550.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement. See Note 14 - Subsequent Event for more information regarding the Credit Agreement.
Key Results
Key financial results as of and for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, were as follows:

•	Home sales revenues increased 3.1% to $287.6 million from $279.0 million.

•	Homes closed decreased 1.3% to 1,228 homes from 1,244 homes.

•	Average sales price of our homes increased 4.4% to $234,197 from $224,296.

•	Gross margin as a percentage of home sales revenues decreased to 23.1% from 24.8%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 25.1% from 26.4%.

•	Net income before income taxes decreased 30.5% to $21.7 million from $31.2 million.

•	Net income decreased 32.8% to $18.3 million from $27.3 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 9.5% from 12.8%.

•	Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 9.5% from 12.7%.

•	Total owned and controlled lots decreased 1.4% to 50,700 lots at March 31, 2019 from 51,442 lots at December 31, 2018.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$287,594	$279,024
Expenses:
Cost of sales	221,290	209,765
Selling expenses	26,791	22,949
General and administrative	18,438	15,440
Operating income	21,075	30,870
Loss on extinguishment of debt	—	175
Other income, net	(619)	(532)
Net income before income taxes	21,694	31,227
Income tax provision	3,360	3,925
Net income	$18,334	$27,302
Basic earnings per share	$0.81	$1.23
Diluted earnings per share	$0.73	$1.10
Other Financial and Operating Data:
Active communities at end of period	87	79
Home closings	1,228	1,244
Average sales price of homes closed	$234,197	$224,296
Gross margin (1)	$66,304	$69,259
Gross margin % (2)	23.1%	24.8%
Adjusted gross margin (3)	$72,328	$73,568
Adjusted gross margin % (2)(3)	25.1%	26.4%
EBITDA (4)	$27,253	$35,719
EBITDA margin % (2)(4)	9.5%	12.8%
Adjusted EBITDA (4)	$27,264	$35,359
Adjusted EBITDA margin % (2)(4)	9.5%	12.7%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Homes Sales. Our home sales revenues, home closings, average sales price (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the three months ended March 31, 2019 and 2018 were as follows (revenues in thousands):

	Three Months Ended March 31, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$124,197	578	$214,874	32.0	6.0
Northwest	36,254	99	366,202	11.0	3.0
Southeast	52,414	230	227,887	19.0	4.0
Florida	28,912	142	203,606	11.0	4.3
West	45,817	179	255,961	11.3	5.3
Total	$287,594	1,228	$234,197	84.3	4.9

	Three Months Ended March 31, 2018
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$107,498	521	$206,330	29.3	5.9
Northwest	57,173	155	368,858	10.3	5.0
Southeast	45,108	229	196,978	17.0	4.5
Florida	42,443	209	203,077	11.3	6.2
West	26,802	130	206,169	9.0	4.8
Total	$279,024	1,244	$224,296	76.9	5.4

	As of March 31,
Community count	2019	2018
Central	34	30
Northwest	11	11
Southeast	19	17
Florida	10	12
West	13	9
Total community count	87	79

Home sales revenues for the three months ended March 31, 2019 were $287.6 million, an increase of $8.6 million, or 3.1%, from $279.0 million for the three months ended March 31, 2018. The increase in home sales revenues is primarily due to a 4.4% increase in the average sales price per home during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, partially offset by a decrease in home closings by 1.3%. The average sales price per home closed during the three months ended March 31, 2019 was $234,197, an increase of $9,901, or 4.4%, from the average sales price per home of $224,296 for the three months ended March 31, 2018. This increase in the average sales price per home was primarily due to changes in product mix, higher price points in certain new markets and increases in sales prices in existing communities.
We increased our home sales revenues in our Central reportable segment by $16.7 million, or 15.5%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, representing a 10.9% increase in the number of homes closed in this reportable segment during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Revenues in our West reportable segment increased by $19.0 million, or 70.9%, primarily due to community count associated with our geographic expansion into our California and Nevada markets. Revenues in our Northwest and Florida reportable segments decreased by $20.9 million and $13.5 million, or 36.6% and 31.9%, respectively, due to close out or transition between certain of its active communities for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Our active selling communities at March 31, 2019 increased to 87 from 79 at March 31, 2018. Half of the active selling communities added between March 31, 2018 and March 31, 2019 were outside of our Central reportable segment, contributing to the further geographic diversification of our business. All reportable segments maintained or added communities by expanding into new markets or deepening existing markets with the exception of the Florida reportable segment, which had two fewer active communities due to close out or transition between certain of its active communities for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended March 31, 2019 to $221.3 million, an increase of $11.5 million, or 5.5%, from $209.8 million for the three months ended March 31, 2018. This increase is primarily due to construction costs, product mix and lot costs during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. In addition, there was an increase in construction overhead due to additional personnel and costs associated with geographic and community count expansion during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Gross margin for the three months ended March 31, 2019 was $66.3 million, a decrease of $3.0 million, or 4.3%, from $69.3 million for the three months ended March 31, 2018. Gross margin as a percentage of home sales revenues was 23.1% for the three months ended March 31, 2019 and 24.8% for the three months ended March 31, 2018. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of higher construction costs, construction overhead, lot costs and to a lesser degree purchase accounting, partially offset by higher average home sales price for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Selling Expenses. Selling expenses for the three months ended March 31, 2019 were $26.8 million, an increase of $3.8 million, or 16.7%, from $22.9 million for the three months ended March 31, 2018. Sales commissions increased to $11.6 million for the three months ended March 31, 2019 from $11.1 million for the three months ended March 31, 2018, largely due to a 3.1% increase in home sales revenues during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Selling expenses as a percentage of home sales revenues were 9.3% and 8.2% for the three months ended March 31, 2019 and 2018, respectively. The increase in selling expenses as a percentage of home sales revenues reflects increased personnel, advertising, and selling expenses primarily associated with new communities during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
General and Administrative. General and administrative expenses for the three months ended March 31, 2019 were $18.4 million, an increase of $3.0 million, or 19.4%, from $15.4 million for the three months ended March 31, 2018. The increase in the amount of general and administrative expenses is primarily due to increased personnel associated with an increase of active communities during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. General and administrative expenses as a percentage of home sales revenues were 6.4% and 5.5% for the three months ended March 31, 2019 and 2018, respectively. The increase in general and administrative expenses as a percentage of home sales revenues reflects additional costs realized from the increase of personnel associated with the increase of community count during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Operating Income, Net Income before Income Taxes and Net Income. Operating income for the three months ended March 31, 2019 was $21.1 million, a decrease of $9.8 million, or 31.7%, from $30.9 million for the three months ended March 31, 2018. Net income before income taxes for the three months ended March 31, 2019 was $21.7 million, a decrease of $9.5 million, or 30.5%, from $31.2 million for the three months ended March 31, 2018. The following reportable segments contributed to net income before income taxes during the three months ended March 31, 2019: Central - $14.6 million or 67.5%; Northwest - $3.4 million or 15.6%; Florida - $1.2 million or 5.6%; Southeast - $0.4 million or 1.9%; and West - $3.1 million or 14.3%. Net income for the three months ended March 31, 2019 was $18.3 million, a decrease of $9.0 million, or 32.8%, from $27.3 million for the three months ended March 31, 2018. The decreases in operating income, net income before income taxes and net income are primarily attributed to lower gross margin, increased advertising and additional costs realized from the increase of personnel associated with the increase of community count and start-up costs in the Southeast, partially offset by a higher average sales price realized, for operating income, net income before income taxes and net income during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Home sales revenues	$287,594	$279,024
Cost of sales	221,290	209,765
Gross margin	66,304	69,259
Capitalized interest charged to cost of sales	5,394	4,312
Purchase accounting adjustments (1)	630	(3)
Adjusted gross margin	$72,328	$73,568
Gross margin % (2)	23.1%	24.8%
Adjusted gross margin % (2)	25.1%	26.4%

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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$18,334	$27,302
Income taxes	3,360	3,925
Depreciation and amortization	165	180
Capitalized interest charged to cost of sales	5,394	4,312
EBITDA	27,253	35,719
Purchase accounting adjustments(1)	630	(3)
Loss on extinguishment of debt	—	175
Other income, net	(619)	(532)
Adjusted EBITDA	$27,264	$35,359
EBITDA margin %(2)	9.5%	12.8%
Adjusted EBITDA margin %(2)	9.5%	12.7%

(1)
Adjustments result from the application of purchase accounting related to prior acquisitions and represent the amount of the fair value step-up adjustments for real estate inventory included in cost of sales.

(2)	Calculated as a percentage of home sales revenues.
Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing the purchase contract. The amount of the required deposit is minimal (generally $1,000). The deposits are refundable if the retail homebuyer is unable to obtain mortgage financing. We permit our retail homebuyers to cancel the purchase contract and obtain a refund of their deposit in the event mortgage financing cannot be obtained within a certain period of time, as specified in their purchase contract. Typically, our retail homebuyers provide documentation regarding their ability to obtain mortgage financing within 14 days after the purchase contract is signed. If we determine that the homebuyer is not qualified to obtain mortgage financing or is not otherwise financially able to purchase the home, we will terminate the purchase contract. If a purchase contract has not been cancelled or terminated within 14 days after the purchase contract has been signed, then the homebuyer has met the preliminary criteria to obtain mortgage financing. Only purchase contracts that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing are included in new (gross) orders.
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
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Three Months Ended March 31,
	2019 (4)	2018 (5)
Net orders (1)	1,948	1,798
Cancellation rate (2)	17.4%	20.6%
Ending backlog – homes (3)	1,344	1,370
Ending backlog – value (3)	$328,588	$357,870

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that has been signed by homebuyers who have met our preliminary financing criteria but have not yet closed and wholesale contracts for which the required deposit has been made. Ending backlog is valued at the contract amount.

(4)	67 units and values related to bulk sales agreements are not included in the table above.

(5)	70 units and values related to bulk sales agreements are not included in the table above.
Land Acquisition Policies and Development
We decreased our active communities to 87 as of March 31, 2019 from 88 as of December 31, 2018. We also decreased our lot inventory to 50,700 owned or controlled lots as of March 31, 2019 from 51,442 owned or controlled lots as of December 31, 2018.
The table below shows (i) home closings by reportable segment for the three months ended March 31, 2019 and (ii) our owned or controlled lots by reportable segment as of March 31, 2019.

	Three Months Ended March 31, 2019	As of March 31, 2019
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	578	15,497	7,168	22,665
Northwest	99	1,913	1,990	3,903
Southeast	230	7,957	9,069	17,026
Florida	142	2,541	1,185	3,726
West	179	2,070	1,310	3,380
Total	1,228	29,978	20,722	50,700

(1)	Of the 29,978 owned lots as of March 31, 2019, 18,087 were raw/under development lots and 11,891 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory. As of March 31, 2019, we had a total of 1,697 completed homes, including information centers, and 1,594 homes in progress.

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
Liquidity and Capital Resources
Overview
As of March 31, 2019, we had $35.1 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of an acquisition.
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
Revolving Credit Facility
On May 25, 2018, we entered into that certain Third Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent, which was amended as of June 19, 2018 by that certain First Amendment thereto (the “First Amendment”; such credit agreement, as amended by the First Amendment, the “2018 Credit Agreement”). The 2018 Credit Agreement has substantially similar terms and provisions to our second amended and restated credit agreement entered into in May 2017 with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2017 Credit Agreement”) but, among other things, provided for, a revolving credit facility of $450.0 million, which could be increased at our request by up to $50.0 million if the lenders make additional commitments, subject to the terms and conditions of the 2018 Credit Agreement (which was requested and approved in October 2018). On October 18,

2018, we entered into a Lender Acknowledgement Agreement with certain lenders and Wells Fargo Bank, National Association, as administrative agent, whereby the aggregate revolving commitments under the 2018 Credit Agreement increased by $50.0 million from $450.0 million to $500.0 million in accordance with the relevant provisions of the 2018 Credit Agreement.
The 2018 Credit Agreement matures on May 31, 2021. Before each anniversary of the closing of the 2018 Credit Agreement, we may request a one-year extension of the maturity date. The 2018 Credit Agreement is guaranteed by each of our subsidiaries that have gross assets of $0.5 million. The revolving credit facility is currently unsecured, but we have agreed to provide collateral if we fail to meet certain financial conditions in the future. As of March 31, 2019, the borrowing base under the 2018 Credit Agreement was $766.7 million, of which borrowings, including the Convertible Notes (as defined below) and the Senior Notes (as defined below), of $685.2 million were outstanding, $5.1 million of letters of credit were outstanding and $74.7 million was available to borrow under the 2018 Credit Agreement, net of deferred purchase price obligations.
The 2018 Credit Agreement requires us to maintain (i) a tangible net worth of not less than $400.0 million plus 75% of the net proceeds of all equity issuances plus 50% of the amount of our positive net income in any fiscal quarter after December 31, 2017, (ii) a leverage ratio of not greater than 64.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.00. The 2018 Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2019, we were in compliance with all of the covenants contained in the 2018 Credit Agreement.
On May 6, 2019, we entered into that certain Fourth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”), which amends and restates and has substantially similar terms and provisions to the 2018 Credit Agreement and provides for a $550.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement. See Note 14 - Subsequent Event for more information regarding the Credit Agreement. As of March 31, 2019, the Credit Agreement increases our available borrowing base from $74.7 million to $116.5 million on a proforma basis as compared to the available borrowing base under the 2018 Credit Agreement.
Convertible Notes
We issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) in November 2014 pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (“the Securities Act”). The Convertible Notes mature on November 15, 2019. Interest on the Convertible Notes is payable semi-annually in arrears on May 15 and November 15 of each year at a rate of 4.25%. When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity.
Prior to May 15, 2019, the Convertible Notes are convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019 and until the close of business on November 14, 2019 (the business day immediately preceding the stated maturity date of the Convertible Notes), the holders of Convertible Notes can convert their Convertible Notes at any time at their option. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. It is our intent, and belief that we have the ability, to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes was settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.6 million reduction to debt discount and additional paid in capital, a $0.2 million loss on the extinguishment of debt and a cash payment of $15.0 million for the principal amount of such Convertible Notes. As of March 31, 2019, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
During the first quarter of 2019, the Convertible Notes were convertible because the closing sale price of our common stock was greater than 130% of the $21.52 conversion price on at least 20 trading days during the 30 trading day period ending on December 31, 2018. As a result, the holders of the Convertible Notes could elect to convert some or all of their Convertible Notes in accordance with the terms and provisions of the indenture governing the Convertible Notes during the conversion period of January 1, 2019 through March 31, 2019 (inclusive). The Convertible Notes continue to be convertible during the second quarter of 2019. As of the date of the filing of this Quarterly Report on Form 10-Q, no other conversion notices have been received by us.
On July 6, 2018, concurrently with the offering of the Senior Notes, we entered into that certain First Supplemental Indenture, dated as of July 6, 2018, among us, our subsidiaries that guarantee our obligations under the 2018 Credit Agreement (the “Subsidiary

Guarantors”) and Wilmington Trust, National Association, as trustee, which supplements the indenture governing the Convertible Notes, pursuant to which (i) the subordination provisions in the indenture governing the Convertible Notes were eliminated, (ii) each Subsidiary Guarantor agreed (A) to, concurrently with the issuance of the Senior Notes, fully and unconditionally guarantee the Convertible Notes to the same extent that such Subsidiary Guarantor is guaranteeing the Senior Notes and (B) that such Subsidiary Guarantor’s guarantee of the Convertible Notes ranks equally with such Subsidiary Guarantor’s guarantee of the Senior Notes and (iii) the Company agreed to not, directly or indirectly, incur any indebtedness in the form of, or otherwise become liable in respect of, any notes or other debt securities issued pursuant to an indenture or note purchase agreement (including the Senior Notes) unless such indebtedness is equal with or contractually subordinated to the Convertible Notes in right of payment.
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
We received net proceeds from the offering of the Senior Notes of approximately $296.2 million, after deducting the initial purchasers’ discounts of $2.3 million and commissions and offering expenses of $1.5 million. The net proceeds from the offering were used to repay a portion of the borrowings under the 2018 Credit Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $78.8 million as of March 31, 2019. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of March 31, 2019 will be drawn upon.
Cash Flows
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net cash used in operating activities during the three months ended March 31, 2019 was $33.2 million as compared to $110.9 million during the three months ended March 31, 2018. The $77.7 million decrease in net cash used in operating activities was primarily attributable to cash outlays for the $59.1 million decrease in the net change in real estate inventory year-over-year, which was primarily related to our homes under construction and land acquisitions level of activity, and to the $26.8 million decrease in accounts payable, accrued expenses and other liabilities. Year-over-year change in net cash provided by working capital items were a $12.2 million decrease in accounts receivable, offset by a $4.3 million increase in other assets and by a $7.8 million increase in cash paid for pre-acquisition costs and deposits year-over-year. The decrease in cash used in operating activities reflects our homebuilding activities and, to a lesser extent, the timing of tax payments.
Net cash used in investing activities during the three months ended March 31, 2019 and 2018 was $0.2 million. Net cash used in investing activities is primarily due to the purchase of property and equipment.
Net cash provided by financing activities during the three months ended March 31, 2019, was $21.8 million as compared to $95.5 million during the three months ended March 31, 2018. The $73.7 million decrease in net cash provided by financing activities in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 consists primarily of the $73.8 million decrease in net borrowings associated with the our revolving credit facility.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of March 31, 2019, we had $39.4 million of cash deposits pertaining to land purchase contracts for 20,722 lots with an aggregate purchase price of $673.9 million. Approximately $27.2 million of the cash deposits as of March 31, 2019 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
As of March 31, 2019, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2019 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate any acquisitions, including the Wynn Homes acquisition, with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	the occurrence of the specific conversion events that enable early conversion of the Convertible Notes;

•	decline in the market value of our land portfolio;

•	disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land, or raw materials used in land development and housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	existing and future litigation, arbitration or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors;

•	information system interruptions or breaches in security;

•	our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown;

•	other risks and uncertainties inherent in our business;

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•	the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2019. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of March 31, 2019, we had $315.3 million of variable rate indebtedness outstanding under the 2018 Credit Agreement. All of the outstanding borrowings under the 2018 Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of March 31, 2019 was LIBOR plus 2.90%. At March 31, 2019, LIBOR was 2.49%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $3.2 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 5.         OTHER INFORMATION
On May 6, 2019, we entered into that certain Fourth Amended and Restated Credit Agreement dated as of May 6, 2019 (the “Credit Agreement”) by and among the Company, each of the financial institutions initially a signatory thereto (the “Lenders”), and Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner, and Fifth Third Bank and U.S. Bank, National Association, as documentation agents. Capitalized terms used in this discussion of the Credit Agreement and not defined in this Quarterly Report on Form 10-Q (this “Quarterly Report”) shall have the meanings given to such terms in the Credit Agreement.
The Credit Agreement amends and restates and has substantially similar terms and provisions to the 2018 Credit Agreement and provides for a $550.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement. The revolving credit facility matures on May 31, 2022. Prior to each annual anniversary of the Credit Agreement, the Company may request a one-year extension of the maturity date. The initial interest rate under the Credit Agreement is LIBOR (one month) plus 2.75%.
The Company’s obligations under the Credit Agreement and all other Guaranteed Obligations are guaranteed by each of the Company’s subsidiaries having gross assets of $500,000.
The Credit Agreement requires the Company to maintain (i) Tangible Net Worth of not less than the sum of $486.9 million plus 75% of the Net Proceeds of all Equity Issuances after December 31, 2018 plus 50% of positive Consolidated Earnings after taxes earned in any fiscal quarter after December 31, 2018, (ii) a Leverage Ratio of not greater than 60.0% (as determined as of the last day of each fiscal quarter), (iii) Liquidity of at least $50.0 million, and (iv) a ratio of EBITDA to Interest Expense for the most recent four quarters of at least 2.50 to 1.00.
The Credit Agreement also prohibits (i) the Company and its subsidiaries from making any Investments, other than as permitted under the Credit Agreement (including a limitation on investments in rental housing), (ii) the Company from having its Land Value exceed, at any time, 130% of Tangible Net Worth, (iii) the number of Speculative Housing Units and Model Housing Units, at the end of any fiscal quarter, from exceeding the number of Housing Units sold during the period of six months ending on the last day of such fiscal quarter, on an annualized basis, multiplied by 45% and (iv) the number of Housing Units closed pursuant to third-party purchasers pursuant to Wholesale Sales Contracts, at the end of any fiscal quarter, to exceed 15% of the number of Housing Units closed during the 12 months then ending.
In addition, the Credit Agreement contains various covenants that, among other restrictions, limit the Company’s’ ability to (i) create, issue, incur or assume indebtedness, (ii) conduct intercompany transfers and (iii) merge, consolidate or acquire all or substantially all of the assets of any person other than subsidiaries of the Company. The Credit Agreement also contains events of default, subject to cure periods in certain circumstances, including, among others, (a) failure to pay principal, interest and other amounts due, (b) failure to perform any financial, negative or certain specified affirmative covenants, (c) inaccuracy in any material respect of any statement, representation or warranty by the Company or any subsidiary in any loan document, (d) cross-default to Indebtedness of $1.0 million or more, (e) certain changes of control or changes in management of the Company, (f) certain bankruptcy or other insolvency events, (g) certain events or circumstances that could reasonably be expected to have a material adverse effect and (h) unpaid or unstayed judgment or attachment of $500,000 or more.
If any default occurs under the Credit Agreement, the Company may be unable to borrow funds under the Credit Agreement. In addition, upon the occurrence of any event of default, the Lenders may, at their sole option, declare all sums owing to the Lenders under the Credit Agreement immediately due and payable.
The description of the Credit Agreement set forth in Note 14 - Subsequent Event and referred to in other places in this Quarterly Report is qualified in its entirety by reference to the Credit Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.
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
10.1*
Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, as sole Lead Arranger and sole Bookrunner, and Fifth Third Bank and U.S. Bank, National Association, as Documentation Agents .

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

LGI Homes, Inc.

Date:	May 7, 2019	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	May 7, 2019	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer