Form 10-Q
period 2019-06-30
LGI Homes, Inc.
filed 2019-08-06
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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

As of August 2, 2019, there were 22,939,883 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$37,555	$46,624
Accounts receivable	43,207	42,836
Real estate inventory	1,328,699	1,228,256
Pre-acquisition costs and deposits	45,991	45,752
Property and equipment, net	1,429	1,432
Other assets	15,146	15,765
Deferred tax assets, net	2,015	2,790
Goodwill and intangible assets, net	12,018	12,018
Total assets	$1,486,060	$1,395,473

LIABILITIES AND EQUITY
Accounts payable	$22,562	$9,241
Accrued expenses and other liabilities	73,340	76,555
Notes payable	664,923	653,734
Total liabilities	760,825	739,530

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 23,978,883 shares issued and 22,939,883 shares outstanding as of June 30, 2019 and 23,746,385 shares issued and 22,707,385 shares outstanding as of December 31, 2018	240	237
Additional paid-in capital	246,888	241,988
Retained earnings	496,163	431,774
Treasury stock, at cost, 1,039,000 shares	(18,056)	(18,056)
Total equity	725,235	655,943
Total liabilities and equity	$1,486,060	$1,395,473

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Home sales revenues	$461,830	$419,847	$749,424	$698,871

Cost of sales	350,519	310,082	571,809	519,847
Selling expenses	33,890	29,301	60,681	52,250
General and administrative	18,980	18,302	37,418	33,742
Operating income	58,441	62,162	79,516	93,032
Loss on extinguishment of debt	169	365	169	540
Other income, net	(2,263)	(874)	(2,882)	(1,406)
Net income before income taxes	60,535	62,671	82,229	93,898
Income tax provision	14,480	15,063	17,840	18,988
Net income	$46,055	$47,608	$64,389	$74,910
Earnings per share:
Basic	$2.01	$2.11	$2.82	$3.34
Diluted	$1.82	$1.90	$2.55	$3.01

Weighted average shares outstanding:
Basic	22,926,156	22,616,085	22,835,920	22,403,266
Diluted	25,357,396	25,000,647	25,226,062	24,884,628

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2018	23,746,385	$237	$241,988	$431,774	$(18,056)	$655,943
Net income	—	—	—	18,334	—	18,334
Issuance of restricted stock units in settlement of accrued bonuses	—	—	217	—	—	217
Compensation expense for equity awards	—	—	1,783	—	—	1,783
Stock issued under employee incentive plans	218,345	2	647	—	—	649
BALANCE— March 31, 2019	23,964,730	$239	$244,635	$450,108	$(18,056)	$676,926
Net income	—	—	—	46,055	—	46,055
Compensation expense for equity awards	—	—	1,639	—	—	1,639
Stock issued under employee incentive plans	14,153	1	614	—	—	615
BALANCE— June 30, 2019	23,978,883	$240	$246,888	$496,163	$(18,056)	$725,235

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2017	22,845,580	$228	$229,680	$276,488	$(16,550)	$489,846
Net income	—	—	—	27,302	—	27,302
Issuance of shares in settlement of Convertible Notes	486,679	5	(475)	—	—	(470)
Issuance of restricted stock units in settlement of accrued bonuses	—	—	181	—	—	181
Compensation expense for equity awards	—	—	1,351	—	—	1,351
Stock issued under employee incentive plans	282,887	3	697	—	—	700
BALANCE— March 31, 2018	23,615,146	$236	$231,434	$303,790	$(16,550)	$518,910
Net income	—	—	—	47,608	—	47,608
Compensation expense for equity awards	—	—	1,419	—	—	1,419
Stock issued under employee incentive plans	17,845	—	745	—	—	745
BALANCE— June 30, 2018	23,632,991	$236	$233,598	$351,398	$(16,550)	$568,682

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$64,389	$74,910
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	326	366
Loss on extinguishment of debt	169	530
Compensation expense for equity awards	3,422	2,770
Deferred income taxes	775	(95)
Changes in assets and liabilities:
Accounts receivable	(371)	12,960
Real estate inventory	(99,671)	(143,449)
Pre-acquisition costs and deposits	(239)	(10,696)
Other assets	5,936	3,028
Accounts payable	13,321	7,873
Accrued expenses and other liabilities	(6,950)	(43,867)
Net cash used in operating activities	(18,893)	(95,670)
Cash flows from investing activities:
Purchases of property and equipment	(323)	(367)
Net cash used in investing activities	(323)	(367)
Cash flows from financing activities:
Proceeds from notes payable	79,750	120,000
Payments on notes payable	(68,800)	(40,038)
Loan issuance costs	(2,067)	(3,923)
Proceeds from sale of stock, net of offering expenses	1,264	1,445
Payment for earnout obligation	—	(132)
Net cash provided by financing activities	10,147	77,352
Net decrease in cash and cash equivalents	(9,069)	(18,685)
Cash and cash equivalents, beginning of period	46,624	67,571
Cash and cash equivalents, end of period	$37,555	$48,886

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
The accompanying unaudited financial statements as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Retail home sales revenues	$443,450	$392,320	$724,915	$664,358
Other	18,380	27,527	24,509	34,513
Total home sales revenues	$461,830	$419,847	$749,424	$698,871

The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 13 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Central	$189,894	$181,967	$314,091	$289,465
Northwest	78,996	85,233	115,250	142,406
Southeast	77,820	60,369	130,234	105,477
Florida	48,187	55,018	77,099	97,461
West	66,933	37,260	112,750	64,062
Total home sales revenues	$461,830	$419,847	$749,424	$698,871

Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our luxury series spec homes sold under our Terrata Homes brand.
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
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Land, land under development and finished lots	$783,014	$736,402
Information centers	25,618	21,179
Homes in progress	297,466	149,506
Completed homes	222,601	321,169
Total real estate inventory	$1,328,699	$1,228,256

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

4.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Retentions and development payable	$19,290	$18,899
Accrued compensation, bonuses and benefits	10,651	14,263
Accrued interest	12,178	12,339
Taxes payable	6,403	10,773
Inventory related obligations	5,648	7,041
Lease Liability	5,317	—
Warranty reserve	3,050	2,950
Other	10,803	10,290
Total accrued expenses and other liabilities	$73,340	$76,555

Inventory Related Obligations
We own lots in certain communities in Arizona, Florida and Texas that have Community Development Districts or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, which is typically payable over a 30-year period and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots.
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems.
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Warranty reserves, beginning of period	$3,000	$2,600	$2,950	$2,450
Warranty provision	879	695	1,974	1,683
Warranty expenditures	(829)	(495)	(1,874)	(1,333)
Warranty reserves, end of period	$3,050	$2,800	$3,050	$2,800

5.     NOTES PAYABLE
Revolving Credit Agreement
On May 6, 2019, we entered into that certain Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement has substantially similar terms and provisions to our third amended and restated credit agreement entered into in May 2018 with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2018 Credit Agreement”) but, among other things, provides for, a revolving credit facility of $550.0 million, which can be increased at our request by up to $100.0 million if the lenders make additional commitments, subject to the terms and conditions of the Credit Agreement.
The Credit Agreement matures on May 31, 2022. Before each anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets of $0.5 million or more. As of June 30, 2019, the borrowing base under the Credit Agreement was $852.7 million, of which borrowings, including the Convertible Notes (as defined below) and the Senior Notes (as defined below), of $675.0 million were outstanding, $9.2 million of letters of credit were outstanding and $167.1 million was available to borrow under the Credit Agreement, net of deferred purchase price obligations.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.75%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At June 30, 2019, LIBOR was 2.40%.

The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2019, we were in compliance with all of the covenants contained in the Credit Agreement.
Convertible Notes
We issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) in November 2014 pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Convertible Notes mature on November 15, 2019. Interest on the Convertible Notes is payable semi-annually in arrears on May 15 and November 15 of each year at a rate of 4.25%. When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity. As of June 30, 2019, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
Prior to May 15, 2019, the Convertible Notes were convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019 and until the close of business on November 14, 2019 (the business day immediately preceding the stated maturity date of the Convertible Notes), the holders of the Convertible Notes can convert their Convertible Notes at any time at their option. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. It is our intent, and belief that we have the ability, to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
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
Notes payable consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Notes payable under the Credit Agreement ($550.0 million revolving credit facility at June 30, 2019) maturing on May 31, 2022; interest paid monthly at LIBOR plus 2.75%; net of debt issuance costs of approximately $5.0 million and $3.7 million at June 30, 2019 and December 31, 2018, respectively	$299,974	$290,131
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $0.2 million and $0.4 million at June 30, 2019 and December 31, 2018, respectively; and approximately $0.6 million and $1.3 million in unamortized discount at June 30, 2019 and December 31, 2018, respectively	69,256	68,251
6.875% Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%; net of debt issuance costs of approximately $2.4 million and $2.5 at June 30, 2019 and December 31, 2018, respectively; and approximately $1.9 million and $2.1 million in unamortized discount at June 30, 2019 and December 31, 2018, respectively	295,693	295,352
Total notes payable	$664,923	$653,734

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest incurred	$12,108	$8,787	$23,525	$15,980
Less: Amounts capitalized	(12,108)	(8,787)	(23,525)	(15,980)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$6,199	$8,100	$21,032	$13,269

Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of Convertible Notes and Senior Notes discounts of $1.0 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and $2.1 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively.
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
For the six months ended June 30, 2019, our effective tax rate of 21.7% is higher than the Federal statutory rate primarily as a result of the deductions related to non-deductible salaries related to Section 162(m) of the Internal Revenue Code of 1986,

as amended, and an increase in rate for state income taxes, net of the federal benefit payments, offset by the deductions in excess of compensation cost (“windfalls”) for share-based payments.
Income taxes paid were $21.4 million and $20.8 million for the three months ended June 30, 2019 and 2018, respectively. Income taxes paid were $21.6 million and $63.7 million for the six months ended June 30, 2019 and 2018, respectively.
7.     EQUITY
Shelf Registration Statement
We have an effective shelf registration statement on Form S-3 (Registration No. 333-227012), registering the offering and sale of an indeterminate amount of debt securities, guarantees of debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts and units that include any of these securities, that was filed on August 24, 2018 with the Securities and Exchange Commission.
8.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator (in thousands):
Net Income (Numerator for basic and dilutive earnings per share)	$46,055	$47,608	$64,389	$74,910
Denominator:
Basic weighted average shares outstanding	22,926,156	22,616,085	22,835,920	22,403,266
Effect of dilutive securities:
Convertible Notes - treasury stock method	2,242,933	2,166,333	2,153,777	2,191,836
Stock-based compensation units	188,307	218,229	236,365	289,526
Diluted weighted average shares outstanding	25,357,396	25,000,647	25,226,062	24,884,628

Basic earnings per share	$2.01	$2.11	$2.82	$3.34
Diluted earnings per share	$1.82	$1.90	$2.55	$3.01
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	1,379	2,871	11,268	13,118

In accordance with ASC 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the treasury stock method, since we have the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. Under the treasury stock method, the Convertible Notes have a dilutive impact on diluted earnings per share to the extent that the average market price of our common stock for a reporting period exceeds the conversion price of $21.52 per share. During the three and six months ended June 30, 2019 and 2018, the average market price of our common stock exceeded the conversion price of $21.52 per share.

9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Six Months Ended June 30,
	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	171,055	$39.04	175,100	$27.66
Granted	48,830	$57.00	38,546	$64.06
Vested	(42,686)	$22.22	(35,968)	$15.51
Forfeited	(6,641)	$46.69	(4,993)	$33.79
Ending balance	170,558	$48.12	172,685	$38.14

We recognized $0.6 million and $0.5 million of stock-based compensation expense related to outstanding RSUs for the three months ended June 30, 2019 and 2018, respectively. We recognized $1.1 million and $0.9 million of stock-based compensation expense related to outstanding RSUs for the six months ended June 30, 2019 and 2018, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At June 30, 2019, we had unrecognized compensation cost of $4.8 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
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
The following table summarizes the activity of our PSUs for the six months ended June 30, 2019:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2018	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at June 30, 2019	Weighted Average Grant Date Fair Value
2016	2016 - 2018	83,656	—	(83,656)	—	—	$21.79
2017	2017 - 2019	108,247	—	—	(3,477)	104,770	$31.64
2018	2018 - 2020	61,898	—	—	(1,858)	60,040	$64.60
2019	2019 - 2021	—	83,367	—	(2,125)	81,242	$56.49
Total		253,801	83,367	(83,656)	(7,460)	246,052

At June 30, 2019, management estimates that the recipients will receive approximately 100%, 100% and 196% of the 2019, 2018 and 2017 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.9 million of total stock-based compensation expense related to outstanding PSUs for each of the three months ended June 30, 2019 and 2018. We recognized $2.1 million and $1.8 million of total stock-based compensation expense related to outstanding PSUs for the six months ended June 30, 2019 and 2018, respectively. PSUs granted in 2016 vested on March 15, 2019 at 200% of the target amount, and 167,312 shares of our common stock were issued upon such vesting. At June 30, 2019, we had unrecognized compensation cost of $7.6 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.1 years.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying amounts due to the short-term nature of these instruments. As of June 30, 2019, our revolving credit facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Convertible Notes and the Senior Notes listed below, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar convertible notes and senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at June 30, 2019 and December 31, 2018 (in thousands):

		June 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Convertible Notes	Level 2	$69,256	$69,618	$68,251	$67,787
Senior Notes	Level 2	$295,693	$321,946	$295,352	$296,905

(1)	Excludes the fair value of the equity component of the Convertible Notes. See the “Convertible Notes” section within Note 5 for further details.
11.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
As of June 30, 2019, we have two land purchase contracts to purchase a total of 198 finished lots in Pasco County and Manatee County, Florida from affiliates of one of our directors for a total base purchase price of approximately $6.9 million. The lots will be purchased in takedowns, subject to annual price escalation ranging from 3% to 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.7 million non-refundable deposit at June 30, 2019 related to these land purchase contracts. We anticipate the first closing on the Pasco County contract to occur in the second half of 2019 and first closing on the Manatee County contract to occur in 2020.

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

	June 30, 2019	December 31, 2018
Land deposits and option payments	$42,658	$40,015
Commitments under the land purchase contracts if the purchases are consummated	$745,518	$776,224
Lots under land purchase contracts	23,215	22,820

As of June 30, 2019 and December 31, 2018, approximately $30.3 million and $25.2 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages, or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
As described in the “Recently Adopted Accounting Standards” section within Note 1, as of January 1, 2019, we adopted the provisions of ASU 2016-02 and recognized lease obligations and associated ROU assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.1 million as of June 30, 2019. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.3 million as of June 30, 2019.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, for the three and six months ended June 30, 2019 was $0.3 million and $0.6 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the three and six months ended June 30, 2019 was $0.3 million and $0.6 million, respectively. As of June 30, 2019, the weighted-average discount rate was 5.74% and our weighted-average remaining life was 7.9 years. The Company does not have any significant lease contracts that have not yet commenced at June 30, 2019.

The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2019 (in thousands):

Year Ending December 31,	Operating leases
2019	$481
2020	927
2021	926
2022	799
2023	722
Thereafter	2,838
Total	6,693
Lease amount representing interest	(1,376)
Present value of lease liabilities	$5,317

Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $91.5 million (including $9.2 million of letters of credit issued under the Credit Agreement) and $77.5 million at June 30, 2019 and December 31, 2018, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
13.     SEGMENT INFORMATION
Beginning in the fourth quarter of 2018, we changed our reportable segments to Central, Northwest, Southeast, Florida, and West. These segments reflect the way the Company evaluates its business performance and manages its operations. Prior period information has been restated for corresponding items of our segment information.
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Northwest, Southeast, Mid-Atlantic, Florida, and West divisions) that we aggregate into five reportable segments at June 30, 2019: our Central, Northwest, Southeast, Florida, and West divisions. The Central division is our largest division and comprised approximately 42% and 41% of total home sales revenues for the six months ended June 30, 2019 and 2018, respectively.
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

Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Central	$189,894	$181,967	$314,091	$289,465
Northwest	78,996	85,233	115,250	142,406
Southeast	77,820	60,369	130,234	105,477
Florida	48,187	55,018	77,099	97,461
West	66,933	37,260	112,750	64,062
Total home sales revenues	$461,830	$419,847	$749,424	$698,871

Net income (loss) before income taxes:
Central	$32,593	$33,537	$47,240	$48,843
Northwest	11,853	12,868	15,229	19,130
Southeast	5,745	7,599	6,160	11,926
Florida	4,552	7,585	5,767	11,557
West	7,230	3,114	10,337	4,895
Corporate (1)	(1,438)	(2,032)	(2,504)	(2,453)
Total net income (loss) before income taxes	$60,535	$62,671	$82,229	$93,898

(1)
The Corporate amount consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve and loss on extinguishment of debt. Actual warranty expenses are reflected within the reportable segments.

	June 30, 2019	December 31, 2018
Assets:
Central	$548,289	$569,409
Northwest	224,960	200,443
Southeast	364,634	300,758
Florida	128,558	106,398
West	171,575	161,514
Corporate (1)	48,044	56,951
Total assets	$1,486,060	$1,395,473

(1)	As of June 30, 2019, the Corporate balance consists primarily of cash, prepaid insurance, ROU assets and prepaid expenses.

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
Winston-Salem, NC
Birmingham, AL
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 32,000 homes. During the six months ended June 30, 2019, we had 3,172 home closings, compared to 3,059 home closings during the six months ended June 30, 2018.
We sell homes under the LGI Homes and Terrata Homes brands. Our 93 active communities at June 30, 2019 included four Terrata Homes communities.
Recent Developments
On May 6, 2019, we entered into that certain Fourth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”), which amends and restates and has substantially similar terms and provisions to the 2018 Credit Agreement and provides for a $550.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement. See Note 5 - Notes Payable for more information regarding the Credit Agreement.
Key Results
Key financial results as of and for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, were as follows:

•	Home sales revenues increased 10.0% to $461.8 million from $419.8 million.

•	Homes closed increased 7.1% to 1,944 homes from 1,815 homes.

•	Average sales price of our homes increased 2.7% to $237,567 from $231,321.

•	Gross margin as a percentage of home sales revenues decreased to 24.1% from 26.1%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 26.3% from 27.7%.

•	Net income before income taxes decreased 3.4% to $60.5 million from $62.7 million.

•	Net income decreased 3.3% to $46.1 million from $47.6 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 15.1% from 16.5%.

•	Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 14.8% from 16.4%.

•	Total owned and controlled lots increased 6.9% to 54,191 lots at June 30, 2019 from 50,700 lots at March 31, 2019.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
Key financial results as of and for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, were as follows:

•	Home sales revenues increased 7.2% to $749.4 million from $698.9 million.

•	Homes closed increased 3.7% to 3,172 homes from 3,059 homes.

•	Average sales price of our homes increased 3.4% to $236,262 from $228,464.

•	Gross margin as a percentage of home sales revenues decreased to 23.7% from 25.6%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 25.8% from 27.2%.

•	Net income before income taxes decreased 12.4% to $82.2 million from $93.9 million.

•	Net income decreased 14.0% to $64.4 million from $74.9 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 12.9% from 15.0%.

•	Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 12.8% from 14.9%.

•	Total owned and controlled lots increased 5.3% to 54,191 lots at June 30, 2019 from 51,442 lots at December 31, 2018.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$461,830	$419,847	$749,424	$698,871
Expenses:
Cost of sales	350,519	310,082	571,809	519,847
Selling expenses	33,890	29,301	60,681	52,250
General and administrative	18,980	18,302	37,418	33,742
Operating income	58,441	62,162	79,516	93,032
Loss on extinguishment of debt	169	365	169	540
Other income, net	(2,263)	(874)	(2,882)	(1,406)
Net income before income taxes	60,535	62,671	82,229	93,898
Income tax provision	14,480	15,063	17,840	18,988
Net income	$46,055	$47,608	$64,389	$74,910
Basic earnings per share	$2.01	$2.11	$2.82	$3.34
Diluted earnings per share	$1.82	$1.90	$2.55	$3.01
Other Financial and Operating Data:
Active communities at end of period	93	79	93	79
Home closings	1,944	1,815	3,172	3,059
Average sales price of homes closed	$237,567	$231,321	$236,262	$228,464
Gross margin (1)	$111,311	$109,765	$177,615	$179,024
Gross margin % (2)	24.1%	26.1%	23.7%	25.6%
Adjusted gross margin (3)	$121,256	$116,353	$193,584	$189,921
Adjusted gross margin % (2)(3)	26.3%	27.7%	25.8%	27.2%
EBITDA (4)	$69,685	$69,445	$96,938	$105,164
EBITDA margin % (2)(4)	15.1%	16.5%	12.9%	15.0%
Adjusted EBITDA (4)	$68,547	$68,936	$95,811	$104,295
Adjusted EBITDA margin % (2)(4)	14.8%	16.4%	12.8%	14.9%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Homes Sales. Our home sales revenues, home closings, average sales price (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the three months ended June 30, 2019 and 2018 were as follows (revenues in thousands):

	Three Months Ended June 30, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$189,894	888	$213,845	33.3	8.9
Northwest	78,996	214	369,140	11.0	6.5
Southeast	77,820	360	216,167	24.0	5.0
Florida	48,187	234	205,927	11.7	6.7
West	66,933	248	269,891	13.0	6.4
Total	$461,830	1,944	$237,567	93.0	7.0

	Three Months Ended June 30, 2018
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$181,967	853	$213,326	30.7	9.3
Northwest	85,233	239	356,623	9.3	8.6
Southeast	60,369	298	202,581	17.0	5.8
Florida	55,018	257	214,078	11.7	7.3
West	37,260	168	221,786	9.3	6.0
Total	$419,847	1,815	$231,321	78.0	7.8

	As of June 30,
Community count	2019	2018
Central	33	31
Northwest	11	9
Southeast	24	17
Florida	12	12
West	13	10
Total community count	93	79
Home sales revenues for the three months ended June 30, 2019 were $461.8 million, an increase of $42.0 million, or 10.0%, from $419.8 million for the three months ended June 30, 2018. The increase in home sales revenues is primarily due to a 7.1% increase in homes closed and an increase in the average sales price per home during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The average sales price per home closed during the three months ended June 30, 2019 was $237,567, an increase of $6,246, or 2.7%, from the average sales price per home of $231,321 for the three months ended June 30, 2018. This increase in the average sales price per home is primarily due to changes in product mix, higher price points in new markets and a favorable pricing environment. The increase in home closings was largely due to increased home closings in our West, Southeast and Central reportable segments, partially offset by decreased home closings in our Northwest and Florida reportable segments during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decreased home closings in our Northwest and Florida reportable segments were primarily due to close out of or transition between, and to a lesser extent available inventory in, certain of their respective active communities.
Home sales revenues in our West reportable segment increased by $29.7 million, or 79.6%, primarily due to community count associated with our geographic expansion into our California and Nevada markets. Home sales revenues in our Southeast reportable segment increased by $17.5 million, or 28.9%, primarily due to community count associated with the Wynn Homes acquisition in August 2018. Home sales revenues in our Central reportable segment increased by $7.9 million, or 4.4%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily due to a 4.1% increase in the number of homes closed in this segment. Home sales revenues in our Northwest and Florida reportable segments decreased by $6.2 million and $6.8 million, or 7.3% and 12.4%, respectively, largely due to close out or transition between certain of their respective active communities for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Our active selling communities at June 30, 2019 increased to 93 from 79 at June 30, 2018. All reportable segments added communities by expanding into new markets or deepening existing markets with the exception of the Florida reportable segment, which maintained the same active community count due to close out or transition between certain of its active communities.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended June 30, 2019 to $350.5 million, an increase of $40.4 million, or 13.0%, from $310.1 million for the three months ended June 30, 2018. This overall increase is primarily due to an increase in homes closed, higher capitalized interest costs recognized, purchase accounting, and to a lesser extent, increased construction costs for homes closed during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Gross margin for the three months ended June 30, 2019 was $111.3 million, an increase of $1.5 million, or 1.4%, from $109.8 million for the three months ended June 30, 2018. Gross margin as a percentage of home sales revenues was 24.1% for the three months ended June 30, 2019 and 26.1% for the three months ended June 30, 2018. This decrease in gross margin as a percentage of home sales revenues is primarily due to higher capitalized interest costs recognized, purchase accounting related to our acquisition of Wynn Homes, and to a lesser extent, increased construction costs, offset by an increase in homes closed for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Selling Expenses. Selling expenses for the three months ended June 30, 2019 were $33.9 million, an increase of $4.6 million, or 15.7%, from $29.3 million for the three months ended June 30, 2018. Sales commissions increased to $18.0 million for the three months ended June 30, 2019 from $16.3 million for the three months ended June 30, 2018, partially due to a 10.0% increase in home sales revenues during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Selling expenses as a percentage of home sales revenues were 7.3% and 7.0% for the three months ended June 30, 2019 and 2018, respectively. The increase in selling expenses as a percentage of home sales revenues reflects additional operating expenses associated with increased personnel, advertising, and selling expenses primarily associated with new communities during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
General and Administrative. General and administrative expenses for the three months ended June 30, 2019 were $19.0 million, an increase of $0.7 million, or 3.7%, from $18.3 million for the three months ended June 30, 2018. The increase in the amount of general and administrative expenses is primarily due to increased personnel associated with an increase of active communities during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. General and administrative expenses as a percentage of home sales revenues were 4.1% and 4.4% for the three months ended June 30, 2019 and 2018, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Other Income. Other income, net of other expenses was $2.3 million for the three months ended June 30, 2019, an increase of $1.4 million, from $0.9 million for the three months ended June 30, 2018. The increase in other income primarily reflects the gain realized from the sale of land not directly associated with our core homebuilding operations.
Operating Income, Net Income before Taxes and Net Income. Operating income for the three months ended June 30, 2019 was $58.4 million, a decrease of $3.7 million, or 6.0%, from $62.2 million for the three months ended June 30, 2018. Net income before income taxes for the three months ended June 30, 2019 was $60.5 million, a decrease of $2.1 million, or 3.4%, from $62.7 million for the three months ended June 30, 2018. The following reportable segments contributed to net income before income taxes during the three months ended June 30, 2019: Central - $32.6 million or 53.8%; Northwest - $11.9 million or 19.6%; Southeast - $5.7 million or 9.5%; Florida - $4.6 million or 7.5%; and West - $7.2 million or 11.9%. Net income for the three months ended June 30, 2019 was $46.1 million, a decrease of $1.5 million, or 3.3%, from $47.6 million for the three months ended June 30, 2018. The decreases in operating income, net income before income taxes and net income are primarily attributed to lower gross margin percentage, increased advertising and additional costs realized from the increase of personnel associated with the increase of community count, higher capitalized interest costs recognized and purchase accounting, partially offset by a higher average sales price realized for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Homes Sales. Our home sales revenues, home closings, average sales price (ASP), average community count and average monthly absorption rate by reportable segment for the six months ended June 30, 2019 and 2018 were as follows (revenues in thousands):

	Six Months Ended June 30, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$314,091	1,466	$214,250	32.7	7.5
Northwest	115,250	313	368,211	11.0	4.7
Southeast	130,234	590	220,736	21.5	4.6
Florida	77,099	376	205,051	11.3	5.5
West	112,750	427	264,052	12.2	5.8
Total	$749,424	3,172	$236,262	88.7	6.0

	Six Months Ended June 30, 2018
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$289,465	1,374	$210,673	30.0	7.6
Northwest	142,406	394	361,437	9.8	6.7
Southeast	105,477	527	200,146	17.0	5.2
Florida	97,461	466	209,144	11.5	6.8
West	64,062	298	214,973	9.2	5.4
Total	$698,871	3,059	$228,464	77.5	6.6
Home sales revenues for the six months ended June 30, 2019 were $749.4 million, an increase of $50.6 million, or 7.2%, from $698.9 million for the six months ended June 30, 2018. The increase in home sales revenues is primarily due to a 3.7% increase in homes closed, and an increase in the average sales price per home during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The average sales price per home closed during the six months ended June 30, 2019 was $236,262, an increase of $7,798, or 3.4%, from the average sales price per home of $228,464 for the six months ended June 30, 2018. This increase in the average sales price per home was primarily due to changes in product mix, higher price points in certain new markets and increases in sales prices in existing communities. The increase in home closings was largely due to increased home closings in our West, Central and Southeast reportable segments, partially offset by decreased home closings in our Northwest and Florida reportable segments during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decreased home closings in our Northwest and Florida reportable segments were largely due to close out of or transition between, and to a lesser extent available inventory in, certain of their respective active communities.
Home sales revenues in our West reportable segment increased by $48.7 million, or 76.0%, primarily due to community count associated with our geographic expansion into our California and Nevada markets. Home sales revenues in our Central reportable segment increased by $24.6 million, or 8.5%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to a 6.7% increase in the number of homes closed in this reportable segment. Home sales revenues in our Southeast reportable segment increased by $24.8 million, or 23.5%, primarily due to increased community count associated with the Wynn Homes acquisition. Home sales revenues in our Northwest and Florida reportable segments decreased by $27.2 million and $20.4 million, or 19.1% and 20.9%, respectively, largely due to close out or transition between certain of their respective active communities. Our active selling communities at June 30, 2019 increased to 93 from 79 at June 30, 2018. All reportable segments added communities by expanding into new markets or deepening existing markets with the exception of the Florida reportable segment, which maintained the same active community count due to close out or transition between certain of its active communities for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the six months ended June 30, 2019 to $571.8 million, an increase of $52.0 million, or 10.0%, from $519.8 million for the six months ended June 30, 2018. This overall increase is primarily due to an increase in homes closed, higher capitalized interest costs recognized, purchase accounting, higher construction costs, product mix and lot costs during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. In addition, there was an increase in construction overhead due to additional personnel and costs associated with geographic and community count expansion during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Gross margin for the six months ended June 30, 2019 was $177.6 million, a decrease of $1.4 million, or 0.8%, from $179.0 million for the six months ended June 30, 2018. Gross margin as a percentage of home sales revenues was 23.7% for the six months ended June 30, 2019 and 25.6% for the six months ended June 30, 2018. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of higher construction costs, construction overhead, lot costs, capitalized interest and to a lesser degree purchase accounting, partially offset by higher average home sales price for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Selling Expenses. Selling expenses for the six months ended June 30, 2019 were $60.7 million, an increase of $8.4 million, or 16.1%, from $52.3 million for the six months ended June 30, 2018. Sales commissions increased to $29.7 million for the six months ended June 30, 2019 from $27.4 million for the six months ended June 30, 2018, partially due to a 7.2% increase in home sales revenues during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Other increases include advertising and other personnel costs. Selling expenses as a percentage of home sales revenues were 8.1% and 7.5% for the six months ended June 30, 2019 and 2018, respectively. The increase in selling expenses as a percentage of home sales revenues reflects increased personnel, advertising, and selling expenses primarily associated with new communities during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
General and Administrative. General and administrative expenses for the six months ended June 30, 2019 were $37.4 million, an increase of $3.7 million, or 10.9%, from $33.7 million for the six months ended June 30, 2018. The increase in the amount of general and administrative expenses is primarily due to increased personnel associated with an increase of active communities during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. General and administrative expenses as a percentage of home sales revenues were 5.0% and 4.8% for the six months ended June 30, 2019 and 2018, respectively. The increase in general and administrative expenses as a percentage of home sales revenues reflects additional costs realized from the increase of personnel associated with the increase of community count during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Other Income. Other income, net of other expenses was $2.9 million for the six months ended June 30, 2019, an increase of $1.5 million from $1.4 million for the six months ended June 30, 2018. The increase in other income primarily reflects the gain realized from the sale of land not directly associated with our core homebuilding operations.
Operating Income, Net Income before Income Taxes and Net Income. Operating income for the six months ended June 30, 2019 was $79.5 million, a decrease of $13.5 million, or 14.5%, from $93.0 million for the six months ended June 30, 2018. Net income before income taxes for the six months ended June 30, 2019 was $82.2 million, a decrease of $11.7 million, or 12.4%, from $93.9 million for the six months ended June 30, 2018. The following reportable segments contributed to net income before income taxes during the six months ended June 30, 2019: Central - $47.2 million or 57.4%; Northwest - $15.2 million or 18.5%; Southeast - $6.2 million or 7.5%; Florida - $5.8 million or 7.0%; and West - $10.3 million or 12.6%. Net income for the six months ended June 30, 2019 was $64.4 million, a decrease of $10.5 million, or 14.0%, from $74.9 million for the six months ended June 30, 2018. The decreases in operating income, net income before income taxes and net income are primarily attributed to lower gross margin percentage, increased advertising and additional costs realized from the increase of personnel associated with the increase of community count, higher capitalized interest costs recognized, purchase accounting and start-up costs in the Southeast reportable segment, partially offset by a higher average sales price realized during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
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

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Home sales revenues	$461,830	$419,847	$749,424	$698,871
Cost of sales	350,519	310,082	571,809	519,847
Gross margin	111,311	109,765	177,615	179,024
Capitalized interest charged to cost of sales	8,989	6,588	14,383	10,900
Purchase accounting adjustments (1)	956	—	1,586	(3)
Adjusted gross margin	$121,256	$116,353	$193,584	$189,921
Gross margin % (2)	24.1%	26.1%	23.7%	25.6%
Adjusted gross margin % (2)	26.3%	27.7%	25.8%	27.2%

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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$46,055	$47,608	$64,389	$74,910
Income taxes	14,480	15,063	17,840	18,988
Depreciation and amortization	161	186	326	366
Capitalized interest charged to cost of sales	8,989	6,588	14,383	10,900
EBITDA	69,685	69,445	96,938	105,164
Purchase accounting adjustments(1)	956	—	1,586	(3)
Loss on extinguishment of debt	169	365	169	540
Other income, net	(2,263)	(874)	(2,882)	(1,406)
Adjusted EBITDA	$68,547	$68,936	$95,811	$104,295
EBITDA margin %(2)	15.1%	16.5%	12.9%	15.0%
Adjusted EBITDA margin %(2)	14.8%	16.4%	12.8%	14.9%

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

As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Six Months Ended June 30,
	2019 (4)	2018 (5)
Net orders (1)	4,196	3,427
Cancellation rate (2)	17.8%	22.5%
Ending backlog – homes (3)	1,648	1,184
Ending backlog – value (3)	$410,006	$296,904

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that has been signed by homebuyers who have met our preliminary financing criteria but have not yet closed and wholesale contracts for which the required deposit has been made. Ending backlog is valued at the contract amount.

(4)	79 units and values related to bulk sales agreements are not included in the table above.

(5)	41 units and values related to bulk sales agreements are not included in the table above.
Land Acquisition Policies and Development
We increased our active communities to 93 as of June 30, 2019 from 88 as of December 31, 2018. We also increased our lot inventory to 54,191 owned or controlled lots as of June 30, 2019 from 51,442 owned or controlled lots as of December 31, 2018.
The table below shows (i) home closings by reportable segment for the six months ended June 30, 2019 and (ii) our owned or controlled lots by reportable segment as of June 30, 2019.

	Six Months Ended June 30, 2019	As of June 30, 2019
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	1,466	14,798	9,459	24,257
Northwest	313	2,375	1,823	4,198
Southeast	590	9,302	7,751	17,053
Florida	376	2,613	1,516	4,129
West	427	1,888	2,666	4,554
Total	3,172	30,976	23,215	54,191

(1)	Of the 30,976 owned lots as of June 30, 2019, 19,489 were raw/under development lots and 11,487 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory. As of June 30, 2019, we had a total of 1,360 completed homes, including information centers, and 2,487 homes in progress.

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
Seasonality
In all of our reportable segments, we have historically experienced similar variability in our results of operations and in capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in our second, third and fourth quarters. Thus, our revenue may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. Our revenue and capital requirements are generally similar across our second, third and fourth quarters.
As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular quarter, especially the first quarter, are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue in the long term.
Liquidity and Capital Resources
Overview
As of June 30, 2019, we had $37.6 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
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
We have an effective shelf registration statement on Form S-3 (Registration No. 333-227012), registering the offering and sale of an indeterminate amount of debt securities, guarantees of debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts and units that include any of these securities, that was filed on August 24, 2018 with the Securities and Exchange Commission. Under the shelf registration statement, we have the ability to access the debt and equity capital markets as needed as part of our ongoing financing strategy.
We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations and cash expected to be available from our revolving credit facility or through accessing debt or equity capital, as needed.
Revolving Credit Facility
On May 6, 2019, we entered into that certain Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement has substantially similar terms and provisions to our third amended and restated credit agreement entered into in May 2018 with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2018 Credit Agreement”) but, among other things, provides for, a revolving credit facility of $550.0 million, which can be increased at our request by up to $100.0 million if the lenders make additional commitments, subject to the terms and conditions of the Credit Agreement.

The Credit Agreement matures on May 31, 2022. Before each anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets of $0.5 million or more. As of June 30, 2019, the borrowing base under the Credit Agreement was $852.7 million, of which borrowings, including the Convertible Notes (as defined below) and the Senior Notes (as defined below), of $675.0 million were outstanding, $9.2 million of letters of credit were outstanding and $167.1 million was available to borrow under the 2018 Credit Agreement, net of deferred purchase price obligations.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.75%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At June 30, 2019, LIBOR was 2.40%.
The Credit Agreement requires us to maintain (i) a tangible net worth of not less than $486.9 million plus 75% of the net proceeds of all equity issuances plus 50.0% of the amount of our positive net income in any fiscal quarter after December 31, 2018, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2019, we were in compliance with all of the covenants contained in the Credit Agreement.
Convertible Notes
We issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) in November 2014 pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Convertible Notes mature on November 15, 2019. Interest on the Convertible Notes is payable semi-annually in arrears on May 15 and November 15 of each year at a rate of 4.25%. When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity. As of June 30, 2019, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
Prior to May 15, 2019, the Convertible Notes were convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019 and until the close of business on November 14, 2019 (the business day immediately preceding the stated maturity date of the Convertible Notes), the holders of Convertible Notes can convert their Convertible Notes at any time at their option. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. It is our intent, and belief that we have the ability, to settle in cash the conversion of any Convertible Notes that the holders elect to convert. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $91.5 million as of June 30, 2019. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of June 30, 2019 will be drawn upon.
Cash Flows
Operating Activities
Net cash used in operating activities was $18.9 million for the six months ended June 30, 2019. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the six months ended June 30, 2019 was primarily driven by net income of $64.4 million, and included cash outlays for the $99.7 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity offset by changes in non-inventory working capital balances of $16.4 million.
Net cash used in operating activities was $95.7 million for the six months ended June 30, 2018, primarily driven by net income of $74.9 million, and included cash outlays for the $143.4 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and additional cash outlays due to changes in non-inventory working capital balances of $27.2 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2019 and June 30, 2018, was $0.3 million and $0.4 million, respectively, primarily due to the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2019 and June 30, 2018, was $10.1 million and $77.4 million, respectively, primarily driven by net borrowings under the Credit Agreement and to a lesser extent proceeds from the issuance of stock, partially offset by loan issuance costs.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of June 30, 2019, we had $42.7 million of cash deposits pertaining to land purchase contracts for 23,215 lots with an aggregate purchase price of $745.5 million. Approximately $30.3 million of the cash deposits as of June 30, 2019 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
As of June 30, 2019, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2019 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We currently utilize both fixed-rate debt ($70.0 million aggregate principal amount of the Convertible Notes, $300.0 million aggregate principal amount of the Senior Notes and certain inventory related obligations) and variable-rate debt (our $550.0 million revolving credit facility) as part of financing our operations. Upon the election of a holder of Convertible Notes to convert their Convertible Notes, we may settle the conversion of the Convertible Notes using any combination of cash and shares of our common stock. Other than as a result of an election of a holder of Convertible Notes to convert their Convertible Notes, we do not have the obligation to prepay the Convertible Notes, the Senior Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt. The Convertible Notes mature on November 15, 2019.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2019. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of June 30, 2019, we had $305.0 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of June 30, 2019 was LIBOR plus 2.75%. At June 30, 2019, LIBOR was 2.40%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $3.1 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1**
Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, as sole Lead Arranger and sole Bookrunner, and Fifth Third Bank and U.S. Bank, National Association, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 7, 2019).

31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
104†	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Previously filed.

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

LGI Homes, Inc.

Date:	August 6, 2019	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	August 6, 2019	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer