Form 10-Q
period 2019-09-30
LGI Homes, Inc.
filed 2019-11-05
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

As of November 1, 2019, there were 22,949,956 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$37,030	$46,624
Accounts receivable	45,431	42,836
Real estate inventory	1,480,629	1,228,256
Pre-acquisition costs and deposits	40,137	45,752
Property and equipment, net	1,631	1,432
Other assets	16,528	15,765
Deferred tax assets, net	2,789	2,790
Goodwill and intangible assets, net	12,018	12,018
Total assets	$1,636,193	$1,395,473

LIABILITIES AND EQUITY
Accounts payable	$29,004	$9,241
Accrued expenses and other liabilities	78,778	76,555
Notes payable	751,364	653,734
Total liabilities	859,146	739,530

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 23,988,956 shares issued and 22,949,956 shares outstanding as of September 30, 2019 and 23,746,385 shares issued and 22,707,385 shares outstanding as of December 31, 2018	240	237
Additional paid-in capital	249,351	241,988
Retained earnings	545,512	431,774
Treasury stock, at cost, 1,039,000 shares	(18,056)	(18,056)
Total equity	777,047	655,943
Total liabilities and equity	$1,636,193	$1,395,473

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Home sales revenues	$483,081	$380,369	$1,232,505	$1,079,240

Cost of sales	366,431	283,035	938,240	802,882
Selling expenses	33,485	27,890	94,166	80,140
General and administrative	19,140	17,794	56,558	51,536
Operating income	64,025	51,650	143,541	144,682
Loss on extinguishment of debt	—	3,058	169	3,599
Other income, net	(707)	(399)	(3,589)	(1,806)
Net income before income taxes	64,732	48,991	146,961	142,889
Income tax provision	15,383	11,268	33,223	30,256
Net income	$49,349	$37,723	$113,738	$112,633
Earnings per share:
Basic	$2.15	$1.66	$4.97	$5.07
Diluted	$1.93	$1.52	$4.49	$4.57

Weighted average shares outstanding:
Basic	22,939,907	22,658,457	22,870,948	22,236,018
Diluted	25,521,946	24,896,569	25,329,461	24,642,882

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2018	23,746,385	$237	$241,988	$431,774	$(18,056)	$655,943
Net income	—	—	—	18,334	—	18,334
Issuance of restricted stock units in settlement of accrued bonuses	—	—	217	—	—	217
Compensation expense for equity awards	—	—	1,783	—	—	1,783
Stock issued under employee incentive plans	218,345	2	647	—	—	649
BALANCE— March 31, 2019	23,964,730	$239	$244,635	$450,108	$(18,056)	$676,926
Net income	—	—	—	46,055	—	46,055
Compensation expense for equity awards	—	—	1,639	—	—	1,639
Stock issued under employee incentive plans	14,153	1	614	—	—	615
BALANCE— June 30, 2019	23,978,883	$240	$246,888	$496,163	$(18,056)	$725,235
Net income	—	—	—	49,349	—	49,349
Compensation expense for equity awards	—	—	1,759	—	—	1,759
Stock issued under employee incentive plans	10,073	—	704	—	—	704
BALANCE— September 30, 2019	23,988,956	$240	$249,351	$545,512	$(18,056)	$777,047

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2017	22,845,580	$228	$229,680	$276,488	$(16,550)	$489,846
Net income	—	—	—	27,302	—	27,302
Issuance of shares in settlement of Convertible Notes	486,679	5	(475)	—	—	(470)
Issuance of restricted stock units in settlement of accrued bonuses	—	—	181	—	—	181
Compensation expense for equity awards	—	—	1,351	—	—	1,351
Stock issued under employee incentive plans	282,887	3	697	—	—	700
BALANCE— March 31, 2018	23,615,146	$236	$231,434	$303,790	$(16,550)	$518,910
Net income	—	—	—	47,608	—	47,608
Compensation expense for equity awards	—	—	1,419	—	—	1,419
Stock issued under employee incentive plans	17,845	—	745	—	—	745
BALANCE— June 30, 2018	23,632,991	$236	$233,598	$351,398	$(16,550)	$568,682
Net income	—	—	—	37,723	—	37,723
Issuance of shares, Wynn Homes Acquisition	70,746	1	3,999	—	—	4,000
Compensation expense for equity awards	—	—	1,402	—	—	1,402
Stock issued under employee incentive plans	13,416	—	612	—	—	612
BALANCE— September 30, 2018	23,717,153	$237	$239,611	$389,121	$(16,550)	$612,419

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$113,738	$112,633
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	487	543
Loss on extinguishment of debt	169	3,588
Loss on disposal of assets	—	6
Compensation expense for equity awards	5,181	4,172
Deferred income taxes	2	(1,784)
Changes in assets and liabilities:
Accounts receivable	(2,594)	13,327
Real estate inventory	(249,921)	(194,387)
Pre-acquisition costs and deposits	5,615	(19,938)
Other assets	5,655	3,347
Accounts payable	19,763	5,871
Accrued expenses and other liabilities	(2,254)	(29,394)
Net cash used in operating activities	(104,159)	(102,016)
Cash flows from investing activities:
Purchases of property and equipment	(541)	(395)
Investment in unconsolidated entity	(1,059)	—
Payment for business acquisition	—	(73,829)
Net cash used in investing activities	(1,600)	(74,224)
Cash flows from financing activities:
Proceeds from notes payable	180,067	537,717
Payments on notes payable	(83,800)	(386,238)
Loan issuance costs	(2,067)	(6,690)
Proceeds from sale of stock, net of offering expenses	1,965	2,057
Payment for offering costs	—	(76)
Payment for earnout obligation	—	(132)
Net cash provided by financing activities	96,165	146,638
Net decrease in cash and cash equivalents	(9,594)	(29,602)
Cash and cash equivalents, beginning of period	46,624	67,571
Cash and cash equivalents, end of period	$37,030	$37,969

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
The accompanying unaudited financial statements as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
We adopted the new standard with a modified retrospective transition approach, so financial information is not updated for periods prior to January 1, 2019. Pursuant to the adoption of the new standard, we elected the practical expedients upon transition that do not require us to reassess existing contracts to determine if they contain leases under the new definition of a lease, or to reassess historical lease classification or initial direct costs. We also elected the practical expedient to not separate lease and non-lease components for new leases after adoption of the new standard.
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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. ASU 2018-15 is effective for us beginning January 1, 2020. We are currently evaluating the impact that this standard will have on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements of fair value measurements. ASU 2018-13 is effective for us beginning January 1, 2020. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. We do not expect ASU 2018-13 to have a material impact on our financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us beginning January 1, 2020, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments from an “incurred loss” approach to a new “expected credit loss” methodology. ASU 2016-13 is effective for us beginning January 1, 2020, with early adoption permitted. We are currently evaluating the impact that this standard will have on our financial statements.
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Retail home sales revenues	$457,124	$353,594	$1,182,039	$1,017,952
Other	25,957	26,775	50,466	61,288
Total home sales revenues	$483,081	$380,369	$1,232,505	$1,079,240

The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 13 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Central	$193,860	$151,673	$507,951	$441,138
Northwest	92,242	72,485	207,492	214,891
Southeast	91,452	73,507	221,686	178,984
Florida	44,084	38,750	121,183	136,211
West	61,443	43,954	174,193	108,016
Total home sales revenues	$483,081	$380,369	$1,232,505	$1,079,240

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
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Land, land under development and finished lots	$831,448	$736,402
Information centers	26,857	21,179
Homes in progress	371,838	149,506
Completed homes	250,486	321,169
Total real estate inventory	$1,480,629	$1,228,256

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

4.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Retentions and development payable	$23,334	$18,899
Accrued compensation, bonuses and benefits	14,933	14,263
Accrued interest	7,039	12,339
Taxes payable	7,803	10,773
Inventory related obligations	6,377	7,041
Lease Liability	5,360	—
Warranty reserve	3,200	2,950
Other	10,732	10,290
Total accrued expenses and other liabilities	$78,778	$76,555

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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Warranty reserves, beginning of period	$3,050	$2,800	$2,950	$2,450
Warranty provision	1,602	1,240	3,576	2,923
Warranty expenditures	(1,452)	(1,190)	(3,326)	(2,523)
Warranty reserves, end of period	$3,200	$2,850	$3,200	$2,850

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
The Credit Agreement matures on May 31, 2022. Before each anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets of $0.5 million or more. As of September 30, 2019, the borrowing base under the Credit Agreement was $920.0 million, of which borrowings, including the Convertible Notes (as defined below) and the Senior Notes (as defined below), of $760.3 million were outstanding, $13.2 million of letters of credit were outstanding and $145.1 million was available to borrow under the Credit Agreement, net of deferred purchase price obligations.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.50%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At September 30, 2019, LIBOR was 2.04%.

The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2019, we were in compliance with all of the covenants contained in the Credit Agreement.
Convertible Notes
We issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) in November 2014 pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Convertible Notes mature on November 15, 2019. Interest on the Convertible Notes is payable semi-annually in arrears on May 15 and November 15 of each year at a rate of 4.25%. When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity. As of September 30, 2019, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
Prior to May 15, 2019, the Convertible Notes were convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019 and until the close of business on November 14, 2019 (the business day immediately preceding the stated maturity date of the Convertible Notes), the holders of the Convertible Notes can convert their Convertible Notes at any time at their option. With respect to the conversion of the Convertible Notes (i) between the date of this Quarterly Report on Form 10-Q and the maturity date of the Convertible Notes and (ii) on such maturity date, we have elected to settle the conversion of the Convertible Notes using a combination of cash (to pay the principal amount) and shares of our common stock. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events.
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

Notes payable consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Notes payable under the Credit Agreement ($550.0 million revolving credit facility at September 30, 2019) maturing on May 31, 2022; interest paid monthly at LIBOR plus 2.50%; net of debt issuance costs of approximately $4.6 million and $3.7 million at September 30, 2019 and December 31, 2018, respectively	$385,735	$290,131
4.25% Convertible Notes due November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $0.1 million and $0.4 million at September 30, 2019 and December 31, 2018, respectively; and approximately $0.2 million and $1.3 million in unamortized discount at September 30, 2019 and December 31, 2018, respectively	69,768	68,251
6.875% Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%; net of debt issuance costs of approximately $2.3 million and $2.5 at September 30, 2019 and December 31, 2018, respectively; and approximately $1.8 million and $2.1 million in unamortized discount at September 30, 2019 and December 31, 2018, respectively	295,861	295,352
Total notes payable	$751,364	$653,734

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest incurred	$10,600	$10,823	$34,125	$26,803
Less: Amounts capitalized	(10,600)	(10,823)	(34,125)	(26,803)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$14,673	$4,517	$35,705	$17,786

Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of Convertible Notes and Senior Notes discounts of $1.1 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $3.2 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively.
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
For the nine months ended September 30, 2019, our effective tax rate of 22.6% is higher than the Federal statutory rate primarily as a result of the deductions related to non-deductible salaries related to Section 162(m) of the Internal Revenue Code of 1986, as amended, and an increase in rate for state income taxes, net of the federal benefit payments, offset by the deductions in excess of compensation cost (“windfalls”) for share-based payments.
Income taxes paid were $14.7 million and $12.8 million for the three months ended September 30, 2019 and 2018, respectively. Income taxes paid were $36.3 million and $76.5 million for the nine months ended September 30, 2019 and 2018, respectively.
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

8.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator (in thousands):
Net Income (Numerator for basic and dilutive earnings per share)	$49,349	$37,723	$113,738	$112,633
Denominator:
Basic weighted average shares outstanding	22,939,907	22,658,457	22,870,948	22,236,018
Effect of dilutive securities:
Convertible Notes - treasury stock method	2,336,017	1,978,770	2,223,443	2,128,854
Stock-based compensation units	246,022	259,342	235,070	278,010
Diluted weighted average shares outstanding	25,521,946	24,896,569	25,329,461	24,642,882

Basic earnings per share	$2.15	$1.66	$4.97	$5.07
Diluted earnings per share	$1.93	$1.52	$4.49	$4.57
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	926	2,245	3,013	9,744

In accordance with ASC 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the treasury stock method, since we have elected to settle the principal amount of the outstanding Convertible Notes in cash. Under the treasury stock method, the Convertible Notes have a dilutive impact on diluted earnings per share to the extent that the average market price of our common stock for a reporting period exceeds the conversion price of $21.52 per share. During the three and nine months ended September 30, 2019 and 2018, the average market price of our common stock exceeded the conversion price of $21.52 per share.

9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Nine Months Ended September 30,
	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	171,055	$39.04	175,100	$27.66
Granted	49,836	$57.49	40,844	$63.30
Vested	(42,823)	$22.27	(36,486)	$15.70
Forfeited	(12,733)	$47.21	(5,941)	$34.31
Ending balance	165,335	$48.35	173,517	$38.34

We recognized $0.5 million of stock-based compensation expense related to outstanding RSUs for each of the three months ended September 30, 2019 and 2018. We recognized $1.6 million and $1.5 million of stock-based compensation expense related to outstanding RSUs for the nine months ended September 30, 2019 and 2018, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At September 30, 2019, we had unrecognized compensation cost of $4.1 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.0 years.
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
The following table summarizes the activity of our PSUs for the nine months ended September 30, 2019:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2018	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at September 30, 2019	Weighted Average Grant Date Fair Value
2016	2016 - 2018	83,656	—	(83,656)	—	—	$21.79
2017	2017 - 2019	108,247	—	—	(3,477)	104,770	$31.64
2018	2018 - 2020	61,898	—	—	(1,858)	60,040	$64.60
2019	2019 - 2021	—	83,367	—	(2,125)	81,242	$56.49
Total		253,801	83,367	(83,656)	(7,460)	246,052

At September 30, 2019, management estimates that the recipients will receive approximately 100%, 116% and 185% of the 2019, 2018 and 2017 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $1.1 million and $0.9 million of total stock-based compensation expense related to outstanding PSUs for the three months ended September 30, 2019 and 2018, respectively. We recognized $3.2 million and $2.7 million of total stock-based compensation expense related to outstanding PSUs for the nine months ended September 30, 2019 and 2018, respectively. PSUs granted in 2016 vested on March 15, 2019 at 200% of the target amount, and 167,312 shares of our common stock were issued upon such vesting. At September 30, 2019, we had unrecognized compensation cost of $6.6 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.9 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying amounts due to the short-term nature of these instruments. As of September 30, 2019, our revolving credit facility’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Convertible Notes and the Senior Notes listed below, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar convertible notes and senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at September 30, 2019 and December 31, 2018 (in thousands):

		September 30, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Convertible Notes	Level 2	$69,768	$69,908	$68,251	$67,787
Senior Notes	Level 2	$295,861	$333,960	$295,352	$296,905

(1)	Excludes the fair value of the equity component of the Convertible Notes. See the “Convertible Notes” section within Note 5 for further details.
11.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
As of September 30, 2019, we have two land purchase contracts to purchase a total of 198 finished lots in Pasco County and Manatee County, Florida from affiliates of one of our directors for a total base purchase price of approximately $6.9 million. The lots will be purchased in takedowns, subject to annual price escalation ranging from 3% to 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.5 million non-refundable deposit at September 30, 2019 related to these land purchase contracts. We purchased our first takedown of 58 lots on the Pasco County contract during the three months ended September 30, 2019 for a base purchase price of approximately $2.1 million. We anticipate the first closing on the Manatee County contract to occur in 2020.

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

	September 30, 2019	December 31, 2018
Land deposits and option payments	$37,677	$40,015
Commitments under the land purchase contracts if the purchases are consummated	$550,412	$776,224
Lots under land purchase contracts	17,044	22,820

As of September 30, 2019 and December 31, 2018, approximately $28.5 million and $25.2 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages, or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
As described in the “Recently Adopted Accounting Standards” section within Note 1, as of January 1, 2019, we adopted the provisions of ASU 2016-02 and recognized lease obligations and associated ROU assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.1 million as of September 30, 2019. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.4 million as of September 30, 2019.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, for the three and nine months ended September 30, 2019 was $0.3 million and $0.9 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the three and nine months ended September 30, 2019 was $0.3 million and $0.9 million, respectively. As of September 30, 2019, the weighted-average discount rate was 5.84% and our weighted-average remaining life was 7.6 years. The Company does not have any significant lease contracts that have not yet commenced at September 30, 2019.

The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2019 (in thousands):

Year Ending December 31,	Operating leases
2019	$251
2020	1,004
2021	1,003
2022	851
2023	722
Thereafter	2,838
Total	6,669
Lease amount representing interest	(1,309)
Present value of lease liabilities	$5,360

Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $100.8 million (including $13.2 million of letters of credit issued under the Credit Agreement) and $77.5 million at September 30, 2019 and December 31, 2018, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entity
During the three months ended September 30, 2019, we became a limited partner in a real estate investment fund with a maximum $30.0 million commitment, commencing July 24, 2019. The term of the commitment is eight years and includes renewals of up to two additional years. As of September 30, 2019, we have contributed a total of $1.1 million into the unconsolidated entity for the use of investing in certain real estate transactions.

13.     SEGMENT INFORMATION
Beginning in the fourth quarter of 2018, we changed our reportable segments to Central, Northwest, Southeast, Florida, and West. These segments reflect the way the Company evaluates its business performance and manages its operations. Prior period information has been restated for corresponding items of our segment information.
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Northwest, Southeast, Mid-Atlantic, Florida, and West divisions) that we aggregate into five reportable segments at September 30, 2019: our Central, Northwest, Southeast, Florida, and West divisions. The Central division is our largest division and comprised approximately 41% of total home sales revenues for each of the nine months ended September 30, 2019 and 2018.
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

Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Central	$193,860	$151,673	$507,951	$441,138
Northwest	92,242	72,485	207,492	214,891
Southeast	91,452	73,507	221,686	178,984
Florida	44,084	38,750	121,183	136,211
West	61,443	43,954	174,193	108,016
Total home sales revenues	$483,081	$380,369	$1,232,505	$1,079,240

Net income (loss) before income taxes:
Central	$33,134	$24,971	$80,374	$73,814
Northwest	15,064	11,161	30,293	30,291
Southeast	8,710	7,511	14,870	19,437
Florida	3,161	4,522	8,928	16,079
West	6,542	4,715	16,879	9,610
Corporate (1)	(1,879)	(3,889)	(4,383)	(6,342)
Total net income (loss) before income taxes	$64,732	$48,991	$146,961	$142,889

(1)
The Corporate amount consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve and loss on extinguishment of debt. Actual warranty expenses are reflected within the reportable segments.

	September 30, 2019	December 31, 2018
Assets:
Central	$588,216	$569,409
Northwest	234,968	200,443
Southeast	407,231	300,758
Florida	147,474	106,398
West	210,355	161,514
Corporate (1)	47,949	56,951
Total assets	$1,636,193	$1,395,473

(1)
As of September 30, 2019, the Corporate balance consists primarily of cash, prepaid insurance, ROU assets and prepaid expenses. As of December 31, 2018, the Corporate balance consists primarily of cash, prepaid insurance and prepaid expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
Business Overview
We are engaged in the design, construction and sale of new homes in the following markets:

West	Northwest	Central	Midwest	Florida	Southeast	Mid-Atlantic
Phoenix, AZ	Seattle, WA	Houston, TX	Minneapolis, MN	Tampa, FL	Atlanta, GA	Washington, D.C.
Tucson, AZ	Portland, OR	Dallas/Ft. Worth, TX		Orlando, FL	Charlotte, NC/SC
Albuquerque, NM	Denver, CO	San Antonio, TX		Fort Myers, FL	Columbia, SC
Las Vegas, NV	Colorado Springs, CO	Austin, TX		Jacksonville, FL	Raleigh, NC
Sacramento, CA		Oklahoma City, OK		Fort Pierce, FL	Wilmington, NC
Riverside, CA					Winston-Salem, NC
Birmingham, AL
Nashville, TN
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 34,000 homes. During the nine months ended September 30, 2019, we had 5,175 home closings, compared to 4,660 home closings during the nine months ended September 30, 2018.
We sell homes under the LGI Homes and Terrata Homes brands. Our 103 active communities at September 30, 2019 included three Terrata Homes communities.
Recent Developments
During the three months ended September 30, 2019, we expanded our geographic presence in the West and Southeast with the addition of the Riverside, California and Columbia, South Carolina markets.
In September 2019, we elected to settle the repayment of the Convertible Notes using a combination of cash (to pay the principal amount) and shares of our common stock at the maturity date.
Key Results
Key financial results as of and for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, were as follows:

•	Home sales revenues increased 27.0% to $483.1 million from $380.4 million.

•	Homes closed increased 25.1% to 2,003 homes from 1,601 homes.

•	Average sales price of our homes increased 1.5% to $241,179 from $237,582.

•	Gross margin as a percentage of home sales revenues decreased to 24.1% from 25.6%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 26.3% from 27.4%.

•	Net income before income taxes increased 32.1% to $64.7 million from $49.0 million.

•	Net income increased 30.8% to $49.3 million from $37.7 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues increased to 15.4% from 14.6%.

•	Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 15.4% from 15.5%.

•	Total owned and controlled lots decreased 9.9% to 48,803 lots at September 30, 2019 from 54,191 lots at June 30, 2019.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Key financial results as of and for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, were as follows:

•	Home sales revenues increased 14.2% to $1.2 billion from $1.1 billion.

•	Homes closed increased 11.1% to 5,175 homes from 4,660 homes.

•	Average sales price of our homes increased 2.8% to $238,165 from $231,597.

•	Gross margin as a percentage of home sales revenues decreased to 23.9% from 25.6%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 26.0% from 27.3%.

•	Net income before income taxes increased 2.8% to $147.0 million from $142.9 million.

•	Net income increased 1.0% to $113.7 million from $112.6 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 13.9% from 14.9%.

•	Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 13.8% from 15.1%.

•	Total owned and controlled lots decreased 5.1% to 48,803 lots at September 30, 2019 from 51,442 lots at December 31, 2018.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$483,081	$380,369	$1,232,505	$1,079,240
Expenses:
Cost of sales	366,431	283,035	938,240	802,882
Selling expenses	33,485	27,890	94,166	80,140
General and administrative	19,140	17,794	56,558	51,536
Operating income	64,025	51,650	143,541	144,682
Loss on extinguishment of debt	—	3,058	169	3,599
Other income, net	(707)	(399)	(3,589)	(1,806)
Net income before income taxes	64,732	48,991	146,961	142,889
Income tax provision	15,383	11,268	33,223	30,256
Net income	$49,349	$37,723	$113,738	$112,633
Basic earnings per share	$2.15	$1.66	$4.97	$5.07
Diluted earnings per share	$1.93	$1.52	$4.49	$4.57
Other Financial and Operating Data:
Active communities at end of period	103	81	103	81
Home closings	2,003	1,601	5,175	4,660
Average sales price of homes closed	$241,179	$237,582	$238,165	$231,597
Gross margin (1)	$116,650	$97,334	$294,265	$276,358
Gross margin % (2)	24.1%	25.6%	23.9%	25.6%
Adjusted gross margin (3)	$126,832	$104,369	$320,416	$294,290
Adjusted gross margin % (2)(3)	26.3%	27.4%	26.0%	27.3%
EBITDA (4)	$74,404	$55,353	$171,342	$160,517
EBITDA margin % (2)(4)	15.4%	14.6%	13.9%	14.9%
Adjusted EBITDA (4)	$74,368	$58,862	$170,179	$163,157
Adjusted EBITDA margin % (2)(4)	15.4%	15.5%	13.8%	15.1%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Homes Sales. Our home sales revenues, home closings, average sales price (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the three months ended September 30, 2019 and 2018 were as follows (revenues in thousands):

	Three Months Ended September 30, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$193,860	876	$221,301	34.0	8.6
Northwest	92,242	254	363,157	14.0	6.0
Southeast	91,452	420	217,743	26.3	5.3
Florida	44,084	213	206,967	14.0	5.1
West	61,443	240	256,013	13.0	6.2
Total	$483,081	2,003	$241,179	101.3	6.6

	Three Months Ended September 30, 2018
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$151,673	698	$217,297	31.3	7.4
Northwest	72,485	195	371,718	10.3	6.3
Southeast	73,507	352	208,827	19.7	6.0
Florida	38,750	183	211,749	10.7	5.7
West	43,954	173	254,069	10.0	5.8
Total	$380,369	1,601	$237,582	82.0	6.5

	As of September 30,
Community count	2019	2018
Central	34	30
Northwest	14	10
Southeast	27	21
Florida	15	10
West	13	10
Total community count	103	81
Home sales revenues for the three months ended September 30, 2019 were $483.1 million, an increase of $102.7 million, or 27.0%, from $380.4 million for the three months ended September 30, 2018. The increase in home sales revenues is primarily due to a 25.1% increase in homes closed and an increase in the average sales price per home during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The average sales price per home closed during the three months ended September 30, 2019 was $241,179, an increase of $3,597, or 1.5%, from the average sales price per home of $237,582 for the three months ended September 30, 2018. This increase in the average sales price per home is primarily due to changes in product mix, higher price points in new markets and a favorable pricing environment. The increase in homes closed was largely due to our geographic expansion in the West reportable segment and by deepening our presence within certain markets in the Northwest, Southeast, and Central reportable segments during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Home sales revenues in our West reportable segment increased by $17.5 million, or 39.8%, primarily due to an increase in community count associated with our geographic expansion into our California and Nevada markets. Home sales revenues in our Northwest reportable segment increased by $19.8 million or 27.3%, primarily due to an increase in the number of homes closed and an increase in community count for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Home sales revenues in our Central reportable segment increased by $42.2 million, or 27.8%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a 25.5% increase in the number of homes closed in this segment. Home sales revenues in our Southeast reportable segment increased by $17.9 million, or 24.4%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, primarily due to a 19.3% increase in the number of homes closed in this segment and partially due to the Wynn Homes acquisition. Home sales revenues in our Florida reportable segment increased by $5.3 million, or 13.8%, largely due to an increase in the number of homes closed and an increase in community count for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Our active selling communities at September 30, 2019 increased to 103 from 81 at September 30, 2018. All reportable segments added communities by expanding into new markets or deepening existing markets during the three months ended September 30, 2019.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended September 30, 2019 to $366.4 million, an increase of $83.4 million, or 29.5%, from $283.0 million for the three months ended September 30, 2018. This overall increase is primarily due to an increase in homes closed, higher lot costs recognized and to a lesser extent, increased capitalized interest costs for homes closed during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Gross margin for the three months ended September 30, 2019 was $116.7 million, an increase of $19.3 million, or 19.8%, from $97.3 million for the three months ended September 30, 2018. Gross margin as a percentage of home sales revenues was 24.1% for the three months ended September 30, 2019 and 25.6% for the three months ended September 30, 2018. This decrease in gross margin as a percentage of home sales revenues is primarily due to higher lot costs and higher capitalized interest costs recognized for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Selling Expenses. Selling expenses for the three months ended September 30, 2019 were $33.5 million, an increase of $5.6 million, or 20.1%, from $27.9 million for the three months ended September 30, 2018. Sales commissions increased to $17.7 million for the three months ended September 30, 2019 from $14.7 million for the three months ended September 30, 2018, partially due to a 27.0% increase in home sales revenues during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Selling expenses as a percentage of home sales revenues were 6.9% and 7.3% for the three months ended September 30, 2019 and 2018, respectively. The decrease in selling expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
General and Administrative. General and administrative expenses for the three months ended September 30, 2019 were $19.1 million, an increase of $1.3 million, or 7.6%, from $17.8 million for the three months ended September 30, 2018. The increase in the amount of general and administrative expenses is primarily due to increased personnel associated with an increase of active communities during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. General and administrative expenses as a percentage of home sales revenues were 4.0% and 4.7% for the three months ended September 30, 2019 and 2018, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Loss on extinguishment of debt. There was no loss on extinguishment of debt for the three months ended September 30, 2019. Loss on extinguishment of debt for the three months ended September 30, 2018 was $3.1 million, due to debt issuance costs previously capitalized that were associated with the Credit Agreement (as defined herein).
Operating Income, Net Income before Taxes and Net Income. Operating income for the three months ended September 30, 2019 was $64.0 million, an increase of $12.4 million, or 24.0%, from $51.7 million for the three months ended September 30, 2018. Net income before income taxes for the three months ended September 30, 2019 was $64.7 million, an increase of $15.7 million, or 32.1%, from $49.0 million for the three months ended September 30, 2018. All reportable segments contributed to net income before income taxes during the three months ended September 30, 2019 as follows: Central - $33.1 million or 51.2%; Northwest - $15.1 million or 23.3%; Southeast - $8.7 million or 13.5%; West - $6.5 million or 10.1%; and Florida - $3.2 million or 4.9%. Net income for the three months ended September 30, 2019 was $49.3 million, an increase of $11.6 million, or 30.8%, from $37.7 million for the three months ended September 30, 2018. The increases in operating income, net income before income taxes and net income are primarily attributed to operating leverage realized from the increase in home sales revenues and higher average sales price, partially offset by lower gross margin percentage and higher capitalized interest costs recognized for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Homes Sales. Our home sales revenues, home closings, average sales price (ASP), average community count and average monthly absorption rate by reportable segment for the nine months ended September 30, 2019 and 2018 were as follows (revenues in thousands):

	Nine Months Ended September 30, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$507,951	2,342	$216,888	33.1	7.9
Northwest	207,492	567	365,947	12.0	5.3
Southeast	221,686	1,010	219,491	23.1	4.9
Florida	121,183	589	205,744	12.2	5.4
West	174,193	667	261,159	12.4	6.0
Total	$1,232,505	5,175	$238,165	92.8	6.2

	Nine Months Ended September 30, 2018
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$441,138	2,072	$212,904	30.5	7.5
Northwest	214,891	589	364,840	10.0	6.5
Southeast	178,984	879	203,622	17.9	5.5
Florida	136,211	649	209,878	11.2	6.4
West	108,016	471	229,333	9.4	5.6
Total	$1,079,240	4,660	$231,597	79.0	6.6
Home sales revenues for the nine months ended September 30, 2019 were $1,232.5 million, an increase of $153.3 million, or 14.2%, from $1,079.2 million for the nine months ended September 30, 2018. The increase in home sales revenues is primarily due to an 11.1% increase in homes closed, and an increase in the average sales price per home during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The average sales price per home closed during the nine months ended September 30, 2019 was $238,165, an increase of $6,568, or 2.8%, from the average sales price per home of $231,597 for the nine months ended September 30, 2018. This increase in the average sales price per home was primarily due to changes in product mix, higher price points in certain new markets and increases in sales prices in existing communities. The increase in home closings was largely due to increased home closings in our West, Central and Southeast reportable segments, partially offset by decreased home closings in our Northwest and Florida reportable segments during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decreased home closings in our Northwest and Florida reportable segments were largely due to close out of or transition between, and to a lesser extent available inventory in, certain of their respective active communities.
Home sales revenues in our West reportable segment increased by $66.2 million, or 61.3%, primarily due to an increase in community count associated with our geographic expansion into our California and Nevada markets. Home sales revenues in our Southeast reportable segment increased by $42.7 million, or 23.9%, primarily due to an increase in community count associated with the Wynn Homes acquisition. Home sales revenues in our Central reportable segment increased by $66.8 million, or 15.1%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to a 13.0% increase in the number of homes closed in this reportable segment. Home sales revenues in our Northwest and Florida reportable segments decreased by $7.4 million and $15.0 million, or 3.4% and 11.0%, respectively, largely due to close out or transition between certain of their respective active communities. Our active selling communities at September 30, 2019 increased to 103 from 81 at September 30, 2018. All reportable segments added communities by expanding into new markets or deepening existing markets during the nine months ended September 30, 2019.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the nine months ended September 30, 2019 to $938.2 million, an increase of $135.4 million, or 16.9%, from $802.9 million for the nine months ended September 30, 2018. This overall increase is primarily due to an increase in homes closed, higher lot costs recognized, product mix, increased capitalized interest costs, purchase accounting and higher construction costs, during the nine months ended

September 30, 2019 as compared to the nine months ended September 30, 2018. In addition, there was an increase in construction overhead due to additional personnel and costs associated with geographic and community count expansion during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Gross margin for the nine months ended September 30, 2019 was $294.3 million, an increase of $17.9 million, or 6.5%, from $276.4 million for the nine months ended September 30, 2018. Gross margin as a percentage of home sales revenues was 23.9% for the nine months ended September 30, 2019 and 25.6% for the nine months ended September 30, 2018. This decrease in gross margin as a percentage of home sales revenues is primarily due to a combination of higher construction costs, construction overhead, lot costs, capitalized interest and to a lesser degree purchase accounting, partially offset by higher average home sales price for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Selling Expenses. Selling expenses for the nine months ended September 30, 2019 were $94.2 million, an increase of $14.0 million, or 17.5%, from $80.1 million for the nine months ended September 30, 2018. Sales commissions increased to $47.4 million for the nine months ended September 30, 2019 from $42.2 million for the nine months ended September 30, 2018, partially due to a 14.2% increase in home sales revenues during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Other increases include advertising and other personnel costs. Selling expenses as a percentage of home sales revenues were 7.6% and 7.4% for the nine months ended September 30, 2019 and 2018, respectively. The increase in selling expenses as a percentage of home sales revenues reflects increased personnel, advertising, and selling expenses primarily associated with new communities during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2019 were $56.6 million, an increase of $5.1 million, or 9.7%, from $51.5 million for the nine months ended September 30, 2018. The increase in the amount of general and administrative expenses is primarily due to increased personnel associated with an increase of active communities during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. General and administrative expenses as a percentage of home sales revenues were 4.6% and 4.8% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Loss on extinguishment of debt. Loss on extinguishment of debt for the nine months ended September 30, 2019 was $0.2 million. Loss on extinguishment of debt for the nine months ended September 30, 2018 was $3.6 million, due to debt issuance costs previously capitalized that were associated with the Credit Agreement.
Other Income. Other income, net of other expenses was $3.6 million for the nine months ended September 30, 2019, an increase of $1.8 million from $1.8 million for the nine months ended September 30, 2018. The increase in other income primarily reflects the gain realized from the sale of land not directly associated with our core homebuilding operations.
Operating Income, Net Income before Income Taxes and Net Income. Operating income for the nine months ended September 30, 2019 was $143.5 million, a decrease of $1.1 million, or 0.8%, from $144.7 million for the nine months ended September 30, 2018. Net income before income taxes for the nine months ended September 30, 2019 was $147.0 million, an increase of $4.1 million, or 2.8%, from $142.9 million for the nine months ended September 30, 2018. All reportable segments contributed to net income before income taxes during the nine months ended September 30, 2019 as follows: Central - $80.4 million or 54.7%; Northwest - $30.3 million or 20.6%; West - $16.9 million or 11.5%; Southeast - $14.9 million or 10.1%; and Florida - $8.9 million or 6.1%. Net income for the nine months ended September 30, 2019 was $113.7 million, an increase of $1.1 million, or 1.0%, from $112.6 million for the nine months ended September 30, 2018. The decrease in operating income is primarily attributed to lower gross margin percentage, increased advertising and additional costs realized from the increase of personnel associated with the increase of community count, higher capitalized interest costs recognized, purchase accounting and start-up costs in the Southeast reportable segment, partially offset by a higher average sales price realized during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increases in net income before income taxes and net income are primarily attributed to an increase in other income, net of loss on debt extinguishment, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Home sales revenues	$483,081	$380,369	$1,232,505	$1,079,240
Cost of sales	366,431	283,035	938,240	802,882
Gross margin	116,650	97,334	294,265	276,358
Capitalized interest charged to cost of sales	9,511	6,185	23,894	17,085
Purchase accounting adjustments (1)	671	850	2,257	847
Adjusted gross margin	$126,832	$104,369	$320,416	$294,290
Gross margin % (2)	24.1%	25.6%	23.9%	25.6%
Adjusted gross margin % (2)	26.3%	27.4%	26.0%	27.3%

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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$49,349	$37,723	$113,738	$112,633
Income taxes	15,383	11,268	33,223	30,256
Depreciation and amortization	161	177	487	543
Capitalized interest charged to cost of sales	9,511	6,185	23,894	17,085
EBITDA	74,404	55,353	171,342	160,517
Purchase accounting adjustments(1)	671	850	2,257	847
Loss on extinguishment of debt	—	3,058	169	3,599
Other income, net	(707)	(399)	(3,589)	(1,806)
Adjusted EBITDA	$74,368	$58,862	$170,179	$163,157
EBITDA margin %(2)	15.4%	14.6%	13.9%	14.9%
Adjusted EBITDA margin %(2)	15.4%	15.5%	13.8%	15.1%

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

As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Nine Months Ended September 30,
	2019 (4)	2018 (5)
Net orders (1)	6,186	5,056
Cancellation rate (2)	20.0%	23.1%
Ending backlog – homes (3)	1,635	1,212
Ending backlog – value (3)	$410,524	$292,594

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that has been signed by homebuyers who have met our preliminary financing criteria but have not yet closed and wholesale contracts for which the required deposit has been made. Ending backlog is valued at the contract amount.

(4)	16 units and values related to bulk sales agreements are not included in the table above.

(5)	Two units and values related to bulk sales agreements are not included in the table above.
Land Acquisition Policies and Development
We increased our active communities to 103 as of September 30, 2019 from 88 as of December 31, 2018. However, our lot inventory decreased to 48,803 owned or controlled lots as of September 30, 2019 from 51,442 owned or controlled lots as of December 31, 2018. This decrease is primarily related to controlled lots that were purchased or terminated during the acquisition process within our Southeast and West reportable segments.
The table below shows (i) home closings by reportable segment for the nine months ended September 30, 2019 and (ii) our owned or controlled lots by reportable segment as of September 30, 2019.

	Nine Months Ended September 30, 2019	As of September 30, 2019
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	2,342	14,692	8,507	23,199
Northwest	567	2,425	1,263	3,688
Southeast	1,010	9,769	5,122	14,891
Florida	589	2,779	1,341	4,120
West	667	2,094	811	2,905
Total	5,175	31,759	17,044	48,803

(1)	Of the 31,759 owned lots as of September 30, 2019, 20,156 were raw/under development lots and 11,603 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory. As of September 30, 2019, we had a total of 1,518 completed homes, including information centers, and 3,111 homes in progress.

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
Liquidity and Capital Resources
Overview
As of September 30, 2019, we had $37.0 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
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

The Credit Agreement matures on May 31, 2022. Before each anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets of $0.5 million or more. As of September 30, 2019, the borrowing base under the Credit Agreement was $920.0 million, of which borrowings, including the Convertible Notes (as defined below) and the Senior Notes (as defined below), of $760.3 million were outstanding, $13.2 million of letters of credit were outstanding and $145.1 million was available to borrow under the 2018 Credit Agreement, net of deferred purchase price obligations.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.50%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At September 30, 2019, LIBOR was 2.04%.
The Credit Agreement requires us to maintain (i) a tangible net worth of not less than $486.9 million plus 75% of the net proceeds of all equity issuances plus 50.0% of the amount of our positive net income in any fiscal quarter after December 31, 2018, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2019, we were in compliance with all of the covenants contained in the Credit Agreement.
In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. At the present time, our revolving credit facility has a term that extends beyond 2021, and borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. The Credit Agreement provides for a mechanism to amend the facility to reflect the establishment of an alternate rate of interest upon the occurrence of certain events related to the phase-out of any applicable interest rate. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate on the Credit Agreement.
Convertible Notes
We issued $85.0 million aggregate principal amount of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) in November 2014 pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Convertible Notes mature on November 15, 2019. Interest on the Convertible Notes is payable semi-annually in arrears on May 15 and November 15 of each year at a rate of 4.25%. When the Convertible Notes were issued, the fair value of $76.5 million was recorded to notes payable. $5.5 million of the remaining proceeds was recorded to additional paid in capital to reflect the equity component and the remaining $3.0 million was recorded as a deferred tax liability. The carrying amount of the Convertible Notes is being accreted to face value over the term to maturity. As of September 30, 2019, we have $70.0 million aggregate principal amount of Convertible Notes outstanding.
Prior to May 15, 2019, the Convertible Notes were convertible only upon satisfaction of any of the specified conversion events. On or after May 15, 2019 and until the close of business on November 14, 2019 (the business day immediately preceding the stated maturity date of the Convertible Notes), the holders of the Convertible Notes can convert their Convertible Notes at any time at their option. With respect to the conversion of the Convertible Notes (i) between the date of this Quarterly Report on Form 10-Q and the maturity date of the Convertible Notes and (ii) on such maturity date, we have elected to settle the conversion of the Convertible Notes using a combination of cash (to pay the principal amount) and shares of our common stock. The initial conversion rate of the Convertible Notes is 46.4792 shares of our common stock for each $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $21.52 per share of our common stock. The conversion rate is subject to adjustments upon the occurrence of certain specified events. We expect to use a combination of cash received from operations and from borrowings under the Credit Agreement to satisfy the Convertible Notes at maturity.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $100.8 million as of September 30, 2019. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of September 30, 2019 will be drawn upon.
Cash Flows
Operating Activities
Net cash used in operating activities was $104.2 million for the nine months ended September 30, 2019. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the nine months ended September 30, 2019 was primarily driven by net income of $113.7 million, and included cash outlays for the $249.9 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity offset by changes in non-inventory balances of $32.0 million.
Net cash used in operating activities was $102.0 million for the nine months ended September 30, 2018, primarily driven by net income of $112.6 million, and included cash outlays for the $194.4 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and additional cash outlays due to changes in non-inventory balances of $20.3 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 and September 30, 2018 was $1.6 million and $74.2 million, respectively, primarily due to the acquisition of Wynn Homes in 2018.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019 and September 30, 2018, was $96.2 million and $146.6 million, respectively, primarily driven by net borrowings under the Credit Agreement and to a lesser extent proceeds from the issuance of stock, partially offset by loan issuance costs.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of September 30, 2019, we had $37.7 million of cash deposits pertaining to land purchase contracts for 17,044 lots with an aggregate purchase price of $550.4 million. Approximately $28.5 million of the cash deposits as of September 30, 2019 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
As of September 30, 2019, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2019 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate any acquisition with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital;

•	decisions of the lender group of our revolving credit facility;

•	decline in the market value of our land portfolio;

•	disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land, or raw materials used in land development and housing construction;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	poor relations with the residents of our projects;

•	existing and future litigation, arbitration or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors;

•	information system interruptions or breaches in security;

•	our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown;

•	other risks and uncertainties inherent in our business;

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•	the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We currently utilize both fixed-rate debt ($70.0 million aggregate principal amount of the Convertible Notes, $300.0 million aggregate principal amount of the Senior Notes and certain inventory related obligations) and variable-rate debt (our $550.0 million revolving credit facility) as part of financing our operations. With respect to the conversion of the Convertible Notes (i) between the date of this Quarterly Report on Form 10-Q and the maturity date of the Convertible Notes and (ii) on such maturity date, we have elected to settle the conversion of the Convertible Notes using combination of cash (to pay the principal amount) and shares of our common stock. Other than as a result of an election of a holder of Convertible Notes to convert their Convertible Notes, we do not have the obligation to prepay the Convertible Notes, the Senior Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt. The Convertible Notes mature on November 15, 2019.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2019. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of September 30, 2019, we had $390.3 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of September 30, 2019 was LIBOR plus 2.50%. At September 30, 2019, LIBOR was 2.04%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $3.9 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6.         EXHIBITS

Exhibit No.	Description
3.1**
Certificate of Incorporation of LGI Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-190853) of LGI Homes, Inc. filed with the SEC on August 28, 2013).

3.2**	Bylaws of LGI Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed with the SEC on August 28, 2013).
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.

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

LGI Homes, Inc.

Date:	November 5, 2019	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	November 5, 2019	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer