Form 10-K
period 2019-12-31
LGI Homes, Inc.
filed 2020-02-25
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to                      .
Commission file number 001-36126

LGI HOMES, INC.
(Exact name of registrant as specified in its charter)

Delaware				46-3088013
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1450 Lake Robbins Drive,	Suite 430,	The Woodlands,	TX	77380
(Address of principal executive offices)				(Zip code)
		(281)	362-8998
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LGIH	NASDAQ Global Select Market

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

As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.4 billion based on the closing price of such stock on such date as reported on the NASDAQ Stock Market. As of February 21, 2020, there were 25,359,409 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III.

PART I
ITEM 1.    BUSINESS
General
We are engaged in the design, construction, and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia and Virginia. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 35,000 homes. During the year ended December 31, 2019, we had 7,690 home closings, compared to 6,512 home closings in 2018.
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
Business Opportunities
Since our initial public offering in November 2013, we have grown substantially by expanding our operations from nine markets in four states to 31 markets in 18 states. We believe there is an opportunity to continue to grow in our existing markets. Given our knowledge of and proven success in these markets, as well as the favorable demographic and economic trends forecasted for these markets, we expect to continue to grow in our current markets.
We intend to continue to expand into new markets where we identify opportunities to build homes and develop communities that meet our profit and return objectives. One of the keys to our successful geographic expansion is our operating model which enables us to enter new markets efficiently and effectively. During 2020, we expect to open new communities and have homes for sale in additional markets, including Columbia, South Carolina, Richmond, Virginia, Riverside, California, and Sarasota, Florida. We also expect to enter the Salt Lake City, Utah market, with home construction and sales expected to begin in 2021.
We see opportunities to develop properties with multiple product lines and within the same communities which we believe will enable us to grow our business by increasing the number of price points in some of our existing markets. Our current product offerings include entry-level homes, including both detached and attached homes, and move-up homes, which are sold under our LGI Homes brand, and our luxury series homes, which are sold under our Terrata Homes brand. At December 31, 2019, we had 103 active communities with our LGI Homes brand and three with our Terrata Homes brand.
Our Terrata Homes brand allows us to leverage our systems and process approach, including our customer centric sales system, to deliver move-in ready homes with standardized features. During 2019, we closed 134 Terrata Homes, which had an average sales price of $418,000, compared to 118 Terrata Homes, which had an average sales price of $395,000, in 2018.
Our attached product in certain markets enables us to keep our entry-level price point within reach of more new homebuyers. We believe that our attached product helps to counter rising land and home costs, and support our expansion into densely populated markets.
Similarly, we believe our wholesale home closings provide opportunities for us to leverage our systems and processes to meet the needs of companies looking to acquire multiple homes for rental purposes, primarily through bulk sales agreements. During 2019 and 2018, we had 583 and 466 wholesale home closings, respectively, which represented 7.6% and 7.2% of our total home closings in 2019 and 2018, respectively.
We expect to continue to pursue a flexible land acquisition strategy of purchasing or optioning finished lots, if they can be acquired at attractive prices, or purchasing raw land for residential development. We generally target land acquisitions that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. These target areas that are further away from urban centers generally result in a better value for the homeowner through either lower price points or larger lot sizes. We consider development opportunities that meet our profit and return objectives, including opportunities which may involve the sale of home sites as a part of the product mix. We will continue to focus primarily on entry-level home buyers. We expect our wholesale home closings will range between 5% to 10% of our annual home closings during 2020 and our home closings in communities with our luxury series will be less than 3% of our annual home closings during 2020.

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
Recruitment, Training and Development
We focus on identifying and attracting the best talent and providing them with world-class training and continuous development. We directly invest in our sales professionals by conducting an intensive 100-day introductory training program consisting of 30 days of initial in-depth, in-house education about our time-proven selling strategies, which includes a two-week training program at our headquarters, and an additional 85 days of secondary training at the local division. Our continued commitment to our sales personnel is reflected in the ongoing weekly training sessions held in each of our information centers coupled with quarterly regional training events. All construction managers, purchasing managers and vice presidents come to our corporate headquarters for a week of training in their first 100 days. We also work closely with our subcontractors, training them using a comprehensive construction manual that outlines the most efficient way to build an LGI home. Many of our subcontractors have worked on our homes since we commenced homebuilding operations in 2003, and therefore, are familiar with our business model.

Homebuilding Operations
Our homebuilding operations are organized and managed by seven divisions: West, Northwest, Central, Midwest, Florida, Southeast and Mid-Atlantic. The Midwest division is included in our Central reportable segment and the Mid-Atlantic division is included in our Southeast reportable segment.

West	Northwest	Central	Midwest	Florida	Southeast	Mid-Atlantic
Phoenix, AZ	Seattle, WA	Houston, TX	Minneapolis, MN	Tampa, FL	Atlanta, GA	Washington, DC
Tucson, AZ	Portland, OR	Dallas Ft. Worth, TX		Orlando, FL	Charlotte, NC	Richmond, VA
Albuquerque, NM	Denver, CO	San Antonio, TX		Fort Myers, FL	Columbia, SC
Las Vegas, NV	Colorado Springs, CO	Austin, TX		Jacksonville, FL	Raleigh, NC
Sacramento, CA		Oklahoma City, OK		Fort Pierce, FL	Wilmington, NC
Riverside, CA					Winston-Salem, NC
Birmingham, AL
Nashville, TN
During 2019, we expanded our geographic presence in the West, Florida and Southeast with the addition of the Riverside, California, Fort Pierce, Florida and Columbia, South Carolina markets. These operating segments reflect the way the Company evaluates its business performance and manages its operations. Additional information on our operating segments and product information is contained in Note 15 “Segment Information” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our even-flow, continuous construction methodology enables us to build and maintain an inventory of move-in ready homes that are available for immediate sale. Driven by commitment to our customers and the desire to make dreams of homeownership come true, we offer a set number of floor plans in each community with standardized finishes.  In 2019, we introduced the CompleteHomeTM package to continue our legacy of offering buyers beautiful move-in ready homes, a streamlined buying experience, and superior quality with even more standard features than offered before.
The CompleteHome package includes kitchen appliances by Whirlpool®, 36” upper cabinets with crown molding, granite or quartz countertops, undermount sinks, Moen® faucets and Kwikset® door hardware, as well as convenient outlets with USB charging capability and a Wi-Fi-enabled garage door opener. Additionally, our CompleteHome inventory includes programmable thermostats, double-pane Low-E vinyl windows, LED flush mount ENERGY STAR lights and a variety of other energy-saving features.
In addition, select communities in 2019 began offering our CompleteHome PlusTM package, which includes everything in the CompleteHome package plus stainless steel Whirlpool® appliances, 42” upper cabinets, blinds throughout and much more. CompleteHome or CompleteHome Plus inventory is now available at all LGI communities and became standard with all new construction starts beginning in the second quarter of 2019. Our homes are designed to meet the preferences of our target market of potential homebuyers and enable cost efficient and effective construction processes. We maintained an average home completion time of approximately 78 to 100 days during 2019; with homes closed during 2019 ranging between 1,000 to 5,000 square feet and overall sales prices ranging between the $140,000’s to the $700,000’s.
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
Throughout our homebuilding operations, we utilize a paperless purchase order system to conduct business with our subcontractors and suppliers. Our master build schedule allows our trade partners to receive their specific tasks from our electronic system and plan several weeks in advance before starting their work. This means of communication allows our subcontractors to schedule their crews efficiently, thereby allowing for better pricing and better quality of work. Typically, our contractors are paid every week, which contributes to the strength of our business relationships with them.
Land Acquisition Policies and Development
We continue to be an active and opportunistic acquirer of land for residential development in our markets. We source land from a wide range of landowners, brokers, lenders, builders and other land development companies. We generally acquire finished lots and raw land in affordable locations that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. We conduct thorough due diligence on each of our potential land acquisitions, and we look at numerous opportunities before finding one that meets our requirements. We also maintain a pipeline of desirable land positions for replacement communities and new communities. We increased our active communities to 106 as of December 31, 2019 from 88 as of December 31, 2018. Our lot inventory decreased to 48,062 owned or controlled lots as of December 31, 2019 from 51,442 owned or controlled lots as of December 31, 2018. This decrease is primarily related to controlled lots that were purchased or terminated during the acquisition process within our Southeast and West reportable segments.
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
In our land acquisition process, projects of interest are evaluated at the division level using an extensive due diligence checklist which includes assessing the permitting and regulatory requirements, environmental considerations, local market conditions, and anticipated floor plans, pricing, and financial returns. We also acquire and develop land for use in our wholesale business.

The table below shows (i) home closings by reportable segment for the year ended December 31, 2019 and (ii) our owned or controlled lots by reportable segment as of December 31, 2019.

	Year Ended December 31, 2019	As of December 31, 2019
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	3,304	15,152	6,764	21,916
Southeast	1,592	9,810	5,894	15,704
Northwest	827	2,197	723	2,920
West	1,056	1,934	809	2,743
Florida	911	2,764	2,015	4,779
Total	7,690	31,857	16,205	48,062

(1)	Of the 31,857 owned lots as of December 31, 2019, 20,561 were raw/under development lots and 11,296 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory. As of December 31, 2019, we had a total of 1,947 completed homes, including information centers, and 1,768 homes in progress.
The following is a summary of our homes in inventory by reportable segment as of December 31, 2019 (dollar values in thousands):

Reportable Segment	Homes in Inventory (1)	Inventory Value (1)
Central	1,296	$175,777
Southeast	974	136,086
Northwest	398	96,296
West	478	83,078
Florida	445	68,777
Total	3,591	$560,014

(1)	Includes homes in progress and completed homes; excludes information centers.
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
Employees
As of December 31, 2019, we employed 953 people, of whom 90 were located at our corporate headquarters, 610 were on-site sales and support personnel, and 253 were involved with construction. None of our employees are covered by collective bargaining agreements. We believe we have good relations with our employees.
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

Information about our Executive Officers
The following table sets forth information regarding our executive officers as of February 25, 2020:

Name	Age	Position
Eric Lipar	49	Chief Executive Officer and Chairman of the Board
Michael Snider	48	President and Chief Operating Officer
Charles Merdian	50	Chief Financial Officer and Treasurer
Jack Lipar	51	Executive Vice President of Acquisitions
Rachel Eaton	38	Chief Marketing Officer
Scott Garber	48	General Counsel and Corporate Secretary

Eric Lipar.    Mr. Lipar is our Chief Executive Officer and serves as Chairman of our Board of Directors. He has served as our Chief Executive Officer since 2009, as a director since June 2013 and as Chairman of the Board since July 2013. Previously, Mr. Lipar served as our President from 2003 until 2009. Mr. Lipar has been in the residential land development business since the mid-1990s and is one of our founders. He has overseen land acquisition, development and the sales of over 35,000 homes since our inception. Mr. Lipar currently serves on the Residential Neighborhood Development Council for the Urban Land Institute and is a Policy Advisor Board Member for the Harvard Joint Center of Housing Studies.

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

Charles Merdian.    Mr. Merdian has served as our Chief Financial Officer and Treasurer since 2013 and served as our Secretary from 2013 to 2016. Prior to becoming our Chief Financial Officer in 2010, Mr. Merdian was our Controller from 2004 through 2010. Prior to joining us in 2004, Mr. Merdian served as Accounting and Finance Manager for The Woodlands Operating Company where he specialized in accounting and financial analysis of real estate ventures, focusing primarily on residential and commercial developments. Prior to The Woodlands Operating Company, Mr. Merdian served as an accounting manager working at the Williamson-Dickie Manufacturing Co. and as a senior auditor for Coopers & Lybrand, LLP. Mr. Merdian has worked in residential real estate and homebuilding finance since 1998. Mr. Merdian is a Certified Public Accountant and is a member of the Texas Society of Certified Public Accountants. In February 2020, Mr. Merdian was elected to serve on the Montgomery County Habitat for Humanity Board of Directors.

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

Rachel Eaton.    Ms. Eaton serves as our Chief Marketing Officer and is responsible for the overall growth and direction of our marketing initiatives, brand image, social media, recruiting and information technology. Prior to becoming our Chief Marketing Officer in June 2013, Ms. Eaton served as our Vice President of Marketing and Administration from May 2012 through May 2013 and Director of Marketing & Special Events from 2007 to May 2012. Ms. Eaton joined the Company in 2003.

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

Board of Directors of LGI Homes, Inc.
Mr. Eric Lipar - Chief Executive Officer of LGI Homes, Inc. and serves as Chairman of our Board of Directors.
Ms. Laura Miller - Former Senior Vice President and Global Chief Information Officer of InterContinental Hotels Group PLC, a multinational hospitality company.
Mr. Bryan Sansbury - Chief Executive Officer and a founding partner of AEGIS Energy Risk, LLC. and serves as our Lead Independent Director.
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
Almost all purchasers of our homes finance their acquisition through lenders that provide mortgage financing. Mortgage rates have remained low compared to most historical periods for the last several years, which has made the homes we sell more affordable. However, we cannot predict whether interest rates will continue to fall, remain low or rise. If mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers, which is expected to be impacted by continued regulatory changes and risk appetite of lenders. The financial documentation, down payment amounts and income to debt ratios requirements are subject to change and could become more restrictive. First-time homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers. These homebuyers are a key source of demand for our new homes. A limited availability of home mortgage financing may adversely affect the volume and sales price of our home sales.
The federal government has a significant role in supporting mortgage lending through its conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), both of which purchase or insure mortgage loans and mortgage loan-backed securities, and its insurance of mortgage loans through or in connection with the Federal Housing Administration (“FHA”), the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”). FHA and USDA backing of mortgage loans has been particularly important to the mortgage finance industry and to our business. If either the FHA or USDA raised their down payment requirements or lowered maximum loan amounts, our business could be materially affected. Increased lending volume and losses insured by the FHA have resulted in a reduction of the FHA insurance fund. The USDA rural development program provides for zero down payment and 100% financing for homebuyers in qualifying areas. If the USDA program was discontinued or if funding was decreased, then our business could be adversely affected. In addition, if the USDA changed its determination of areas that are eligible to qualify for the program, it could have an adverse effect on our business. In addition, changes in governmental regulation with respect to mortgage lenders could adversely affect demand for housing.
The availability and affordability of mortgage loans, including interest rates for such loans, could also be adversely affected by a scaling back or termination of the federal government’s mortgage loan-related programs or policies. Because Fannie Mae-, Freddie Mac-, FHA-, USDA- and VA-backed mortgage loans have been an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of, or higher consumer costs for, such government-backed financing could adversely affect our business, prospects, liquidity, financial condition and results of operations. The elimination or curtailment of state bonds to assist homebuyers could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
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
Risks inherent in controlling, purchasing, holding and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a significant amount of time and requires a substantial cash investment. Land development is a key part of our operations and we develop land in most of our markets. The time and investment required for development may adversely impact our business. We have substantial real estate inventories that regularly remain on our balance sheet for significant periods of time prior to their sale, during which time we are exposed to the risk of adverse market developments. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Because interest and other expenses are capitalized only during construction, we recognize interest and maintenance expense on unsold completed homes in inventory. As of December 31, 2019, we had 1,947 completed homes in inventory and 1,768 homes in progress in inventory. In the event there is a downturn in home sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.
Labor and raw material shortages and price fluctuations could delay or increase the cost of home construction, which could materially and adversely affect us.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. It is uncertain whether these shortages will continue as is, improve or worsen. In addition, pricing for labor and raw materials can be affected by the factors discussed above and various other national, regional, local, economic and political factors, including changes in immigration laws and trends in labor migration. Labor and raw material shortages and price increases for labor and raw materials could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
Despite our quality control efforts, we may discover from time to time that our subcontractors have engaged in improper construction practices or have installed defective materials in our homes. When we discover these issues, we utilize our subcontractors to repair the homes in accordance with our new home warranty and as required by law. The adverse costs of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs of warranty-related repairs from subcontractors, suppliers and insurers, which could have a material adverse impact on our business, prospects, liquidity, financial condition and results of operations. We may also suffer reputational damage from the actions of subcontractors, which are beyond our control.

Any limitation on, or reduction or elimination of, tax benefits associated with homeownership would have an adverse effect upon the demand for homes, which could be material to our business.
While tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income, the ability to deduct mortgage interest expense and real estate taxes for federal income tax purposes is limited. The federal government or a state government may change its income tax laws by eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, which may increase the after-tax cost of owning a new home for many of our potential homebuyers. Any such future changes may have an adverse effect on the homebuilding industry in general. For example, the loss or reduction of homeowner tax deductions could decrease the demand for new homes. Any such future changes could also have a material adverse impact on our business, prospects, liquidity, financial condition and results of operations.
The housing market may not continue to grow at the same rate, and any decline in the growth rate in our served housing markets or for the homebuilding industry may materially and adversely affect our business and financial condition.
Although the housing markets in the geographic areas in which we operate are generally strong, we cannot predict whether and to what extent this will continue, particularly if interest rates for mortgage loans, land costs, and construction costs rise. Other factors that might impact growth in the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow growth or recessionary conditions in various regions or industries around the world, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, slower rates of population growth or population decline in our markets, or Federal Reserve policy changes. Given these factors, we can provide no assurance that the present housing market will continue to be strong, whether overall or in our markets.
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
We are often required to provide bonds, letters of credit or guarantees to governmental authorities and others to ensure the completion of our projects. As a result of market conditions, some surety providers have been reluctant to issue new bonds and providers may require credit enhancements, such as cash deposits or letters of credit, in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future for our projects, or if we are required to provide credit enhancements with respect to our current or future bonds or in place of bonds, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.
The homebuilding industry is highly competitive and, if our competitors are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment that is characterized by competition from a number of other homebuilders and land developers in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with large national and regional homebuilding companies, some of which have greater financial and operational resources than us, and with smaller local homebuilders and land developers, some of which may have lower administrative costs than us. We may be at a competitive disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. Furthermore, our market share in certain of our markets may be lower as compared to some of our competitors. Many of our competitors also have longer operating histories and longstanding relationships with subcontractors and suppliers in the markets in which we operate. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. We compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may independently develop land and construct homes that are substantially similar to our products.
Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and cause us to increase our selling incentives and reduce our prices. An oversupply of homes available for sale or discounting of home prices could periodically adversely affect demand for our homes in certain markets and could adversely affect pricing for homes in the markets in which we operate.
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
We intend to grow our operations in existing markets, and we may expand into new markets or pursue opportunistic purchases of other homebuilders on attractive terms as they present themselves. We may be unable to achieve the anticipated benefits of any such growth or expansion, including through add-on acquisitions, the anticipated benefits may take longer to realize than expected or we may incur greater costs than expected in attempting to achieve the anticipated benefits. In such cases, we will likely need to employ additional personnel or consultants that are knowledgeable of such markets. There can be no assurance that we will be able to employ or retain the necessary personnel to successfully implement a disciplined management process and culture with local management, that our expansion operations will be successful, or that we will be able to successfully integrate any acquired homebuilder. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business. Accordingly, any such expansion could expose us to significant risks beyond those associated with operating our existing business and may adversely affect our business, prospects, liquidity, financial condition and results of operations.

We are subject to warranty and liability claims arising in the ordinary course of business that can be significant.
As a homebuilder and developer, we are subject to construction defect, product liability and home and other warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. There can be no assurance that any developments we undertake will be free from defects once completed and any defects attributable to us may lead to significant contractual or other liabilities. We rely on subcontractors to perform the construction of our homes, and, in some cases, to select and obtain building materials. Although we provide subcontractors with detailed specifications and we perform quality control procedures, subcontractors may, in some cases, use improper construction processes or defective materials. Defective products used in construction of our homes can result in the need to perform extensive repairs. The cost of performing such repairs, or litigation arising out of such issues, may be significant if we are unable to recover the costs from subcontractors, suppliers and/or insurers. Warranty and construction defect matters can also result in negative publicity, such as on social media outlets, which could damage our reputation and negatively affect our ability to sell homes.
We maintain, and require our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance and generally seek to require our subcontractors to indemnify us for liabilities arising from their work. While these insurance policies, subject to deductibles and other coverage limits, and indemnities protect us against a portion of our risk of loss from claims related to our land development and homebuilding activities, we cannot provide assurance that these insurance policies and indemnities will be adequate to address all our home and other warranty, product liability and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our business, financial condition or results of operations. Further, the coverage offered by and the availability of general liability insurance for completed operations and construction defects are currently limited and costly. We cannot provide assurance that coverage will not be further restricted, increasing our risks and financial exposure to claims, and/or become costlier.
We are subject to litigation, which could materially and adversely affect us.
We are subject to litigation and we may in the future be subject to enforcement actions, such as claims relating to our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured or in excess of insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution thereof may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.
Failure to comply with laws and regulations may adversely affect us.
We are required to comply with laws and regulations governing many aspects of our business, such as land acquisition and development, home construction and sales, and employment practices. Despite our oversight, contractual protections, and other mitigation efforts, our employees or subcontractors could violate some of these laws or regulations, as a result of which we may incur fines, penalties or other liabilities and our reputation with governmental agencies, customers, vendors or suppliers could be damaged.
New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay completion of our projects.
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction, accessibility, anti-discrimination and other matters, which, among other things, impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. We may encounter issues with entitlement, not identify all entitlement requirements during the pre-development review of a project site, or encounter zoning changes that impact our operations. Projects for which we have not received land use and development entitlements or approvals may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or zoning changes. Such moratoriums generally relate to insufficient water supplies, sewage facilities, delays in utility hook-ups, or inadequate road capacity within specific market areas or subdivisions. Local governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result of any of these statutes, ordinances, rules or regulations, the timing of our home sales could be delayed, the number of our home sales could decline and/or our costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
We are subject to environmental laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.
We are subject to a variety of local, state, federal and other laws, statutes, ordinances, rules and regulations concerning the environment, hazardous materials, the discharge of pollutants and human health and safety. The particular environmental requirements that apply to any given site vary according to multiple factors, including the site’s location, its environmental conditions, the current and former uses of the site, the presence or absence of endangered plants or animals or sensitive habitats, and conditions at nearby properties. We may not identify all of these concerns during any pre-acquisition or pre-development review of project sites. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or in areas contaminated by others before we commence development. In some instances, regulators from different governmental agencies do not concur on development, remedial standards or property use restrictions for a project, and the resulting delays or additional costs can be material for a given project.
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
There is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate change impacts could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. A variety of new legislation may be enacted or considered for enactment at the federal, state and local levels relating to energy and climate change. This legislation could relate to, for example, items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards or requirements for building materials could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue to be enacted and become costlier to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or similar energy-related regulations.
Ownership, leasing or occupation of land and the use of hazardous materials carries potential environmental risks and liabilities.
We are subject to a variety of local, state and federal statutes, rules and regulations concerning easements, land use and the protection of health and the environment, including those governing discharge of pollutants to soil, water and air, the handling of hazardous materials such as asbestos, and the cleanup of contaminated sites. We may be liable for the costs of removal, investigation or remediation of man-made or natural hazardous or toxic substances located on, under or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution.
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

As a homebuilding and land development business with a wide variety of historic ownership, development, homebuilding and construction activities, we could be liable for future claims for damages as a result of the past or present use of hazardous materials, including building materials or fixtures known or suspected to be hazardous or to contain hazardous materials or due to use of building materials or fixtures that are associated with mold. Any such claims may adversely affect our business, prospects, financial condition and results of operations. Insurance coverage for such claims may be limited or nonexistent.
We have provided unsecured environmental indemnities to certain lenders and other contractual counterparties. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters, and generally there is no term or damage limitation on these indemnities.
Because of the seasonal nature of our business, our quarterly operating results fluctuate.
As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality,” we have historically experienced, and in the future expect to continue to experience, variability in our results of operations from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in our second, third and fourth quarters. Thus, our revenue may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes, we do not complete home sales at anticipated pricing levels or within anticipated time frames, our business, prospects, liquidity, financial condition and results of operations would be adversely affected. We expect this seasonal pattern to continue over the long term but we can make no assurances as to the degree to which our historical seasonal patterns will occur in the future.
Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.
As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events. These weather-related and geologic events include but are not limited to hurricanes, tornadoes, droughts, floods, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes and other natural disasters. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to those assets or affect the desirability of our land or projects, thereby adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion.
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
Regional factors affecting the homebuilding industry in our current markets could materially and adversely affect us.
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Oregon, Alabama, California, Nevada, Virginia, and West Virginia. In addition, we have land purchase contracts for the right to purchase land or lots at a future point in time in Maryland, Pennsylvania and Utah. A prolonged economic downturn in the future in one or more of these areas, or a particular industry that is fundamental to one of these areas, particularly within Texas, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Our communities in California are especially susceptible to restrictive government regulations and environmental laws. To the extent the oil and gas industries, which can be very volatile, are negatively impacted by declining commodity prices, climate change, legislation or other factors, a result could be a reduction in employment or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas and certain of our other markets.
Moreover, certain insurance companies doing business in Florida and Texas have restricted, curtailed or suspended the issuance of homeowners’ insurance policies on single-family homes. This has both reduced the availability of hurricane and other types of natural disaster insurance in Florida and Texas, in general, and increased the cost of such insurance to prospective purchasers of homes in Florida and Texas. Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners’ insurance. There can be no assurance that homeowners’ insurance will be available or affordable to prospective purchasers of our homes offered for sale in the Florida and Texas markets. Long-term restrictions on, or unavailability of, homeowners’ insurance in the Florida and Texas markets could have an adverse effect on the homebuilding industry in such markets in general, and on our business within such markets in particular. Additionally, the availability of permits for new homes in new and existing developments has been adversely affected by the significantly limited capacity of the schools, roads, and other infrastructure in such markets.
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
The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. In addition, if housing markets are not favorable or permitting or development takes longer than anticipated, we may be required to hold our investments in land for extended periods of time. If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be constrained regionally or nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. Since the global recession in 2008, credit and capital markets have, from time to time, experienced unusual volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. Furthermore, any downgrade of our credit ratings or other negative rating actions by credit agencies may make it more difficult and costly for us to access capital. If we are not successful in obtaining sufficient funding for our planned capital and other expenditures or if we do not properly allocate our funding, we may be unable to acquire additional land for development and/or to construct new housing. Additionally, if we cannot obtain additional financing to fund the purchase of land under our purchase contracts, we may incur contractual penalties, fees and increased expenses from the write-off of due diligence and pre-acquisition costs. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.
Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing; homebuyer interest in our current or new product designs and new home community locations; general consumer interest in purchasing a home compared to choosing other housing alternatives; interest of financial institutions or other businesses in purchasing wholesale homes; and real estate taxes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts and fires), other calamities and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years.
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
We may suffer uninsured losses or material losses in excess of insurance limits.
We could suffer physical damage to property and liabilities resulting in losses that may not be fully recoverable by insurance. Insurance against certain types of risks, such as terrorism, earthquakes or floods or personal injury claims, may be unavailable, available in amounts that are less than the full market value or replacement cost of investment or underlying assets or subject to a large deductible or self-insurance retention amount. In addition, there can be no assurance that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles or self-insurance retention, we could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property. Furthermore, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles. We may also be liable for any debt or other financial obligations related to affected property.
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
Information system failures, cyber incidents or breaches in security could adversely affect us.
We rely on accounting, financial, operational, management and other information systems to conduct our operations. Our information systems are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, including malware and phishing, cyberattacks, natural disasters, usage errors by our employees and other related risks. Any cyber incident or attack or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business and could have a material adverse effect on our business, liquidity, financial condition and results of operations. Furthermore, any failure or security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, or a loss of confidence in our security measures, which could harm our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Although we have implemented systems and processes intended to secure our information systems, there can be no assurance that our efforts to maintain the security and integrity of our information systems will be effective or that future attempted security breaches or disruptions would not be successful or damaging.
Our business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection.
As part of our normal business activities, we collect and store certain information, including information specific to homebuyers, customers, employees, vendors and suppliers. We may share some of this information with third parties who assist us with certain aspects of our business. The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including recently-implemented California legislation, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
We could be adversely affected by efforts to impose joint employer liability on us for labor law violations committed by our subcontractors.
Our homes are constructed by employees of subcontractors and other parties. We do not have the ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies have taken actions to hold parties like us responsible for violations of wage and hour laws and other labor laws by subcontractors. Governmental rulings that hold us responsible for labor practices by our subcontractors could create substantial exposures for us under our subcontractor relationships, which could have a material adverse impact on our business, prospects, liquidity, financial condition and results of operations.
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
Any future government shutdowns or slowdowns may materially adversely affect our business or financial results. We can make no assurances that potential home closings affected by any such shutdown or slowdown will occur after the shutdown or slowdown has ended.
Negative publicity could adversely affect our reputation as well as our business, financial results and stock price.
Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs, newsletters, and other digital platforms. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.
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
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2019, we had a $650.0 million revolving credit facility (the “Credit Agreement”) to finance our construction and development activities. As of December 31, 2019, we had outstanding borrowings of $399.6 million under the Credit Agreement and we could borrow an additional $228.0 million under the Credit Agreement. As of December 31, 2019, borrowings under the Credit Agreement bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum. In addition, as of December 31, 2019, we had outstanding $300.0 million aggregate principal amount of our 6.875% Senior Notes due 2026 (the “Senior Notes”).
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
If we do not have sufficient funds to repay our indebtedness at maturity, it may be necessary to refinance the indebtedness through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Unsecured debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other indebtedness in some circumstances. Defaults under the Credit Agreement and our other debt agreements, if any, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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
Our current financing agreements contain, and the financing arrangements we enter into in the future likely will contain, provisions that limit our ability to do certain things. In particular, the Credit Agreement requires us to maintain (i) a tangible net worth of not less than approximately $486.9 million plus 75% of the net proceeds of all equity issuances plus 50% of the amount of our positive net income in any fiscal quarter after December 31, 2018, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments.
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
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. On July 27, 2017, the Financial Conduct Authority in the United Kingdom, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Credit Agreement, which, at the present time, has a term that extends beyond 2021, provides for a mechanism to amend the Credit Agreement to reflect the establishment of an alternate rate of interest upon the occurrence of certain events related to the phase-out of any applicable interest rate. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate on the Credit Agreement. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on our financial condition, cash flows and results of operations.

Interest expense on debt we incur may limit our cash available to fund our growth strategies.
As of December 31, 2019, we had total outstanding borrowings of $399.6 million under the Credit Agreement, and we could borrow an additional $228.0 million under the Credit Agreement. As of December 31, 2019, borrowings under the Credit Agreement bore interest at a rate of LIBOR plus 2.50% per annum. In addition, as of December 31, 2019, we had outstanding $300.0 million aggregate principal amount of the Senior Notes, which bear interest at a fixed rate of 6.875%. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.
We are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to service our debt and pay dividends, if any, taxes and other expenses.
We are a holding company and have no material assets other than our ownership of membership interests or limited partnership interests in our subsidiaries. We have no independent means of generating revenue. We intend to cause our subsidiaries to make distributions to their members in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us. Our ability to service our debt depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or other distributions, to pay amounts due on our obligations. Future financing arrangements may contain negative covenants, limiting the ability of our subsidiaries to declare or pay dividends or make distributions. Our subsidiaries are separate and distinct legal entities; to the extent that we need funds, and our subsidiaries are restricted from making such dividends or distributions under applicable law or regulations, or are otherwise unable to provide such funds (for example, due to restrictions in future financing arrangements that limit the ability of our operating subsidiaries to distribute funds), our liquidity and financial condition could be materially harmed.
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

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate any acquisitions with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

•	availability, terms and deployment of capital and ability to meet our ongoing liquidity needs;

•	decisions of the Credit Agreement lender group;

•	decline in the market value of our land portfolio;

•	disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;

•	shortages of or increased prices for labor, land, or raw materials used in land development and housing construction, including due to changes in trade policies;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•	changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	increases in taxes or government fees;

•	negative publicity or poor relations with the residents of our projects;

•	existing and future litigation, arbitration or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors;

•	information system failures, cyber incidents or breaches in security;

•	our ability to retain our key personnel;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown;

•	other risks and uncertainties inherent in our business; and

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 22,000 square feet in The Woodlands, Texas for our corporate headquarters; this lease expires in 2028. In addition, to adequately meet the needs of our operations, we lease offices in Arizona, Florida, Georgia, Washington, California, West Virginia, North Carolina, and Nevada. See “Business—Land Acquisition Policies and Development” for a summary of the other property which we owned or controlled as of December 31, 2019.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market (NASDAQ) under the symbol “LGIH.” As of February 21, 2020, the closing price of our common stock on the NASDAQ was $94.12, and we had 26 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
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
Stock Performance Graph
This chart compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Companies Stock Index (the “S&P 500 Index”) and the Standard & Poor’s Homebuilders Select Industry Index (the “S&P Homebuilders Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2014 and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Comparison of Cumulative Total Return among LGI Homes, Inc. Common Stock, the S&P 500 Index, and the S&P Homebuilders Index for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
LGIH	$100.00	$163.07	$192.56	$502.88	$303.08	$473.53
S&P 500 Index	$100.00	$99.27	$108.74	$129.86	$121.76	$156.92
S&P Homebuilders Index	$100.00	$100.18	$99.27	$129.70	$95.25	$133.47

ITEM 6.     SELECTED FINANCIAL DATA
The selected historical balance sheet and statement of operations information presented as of December 31, 2019, 2018, 2017, 2016 and 2015 and for the years then ended have been derived from our audited historical consolidated financial statements. The following table should be read together with, and is qualified in its entirety by reference to, our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following table presents our selected historical financial and operating data as of the dates and for the periods indicated.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share data and average home sales price)
Statement of Operations Data:
Home sales revenues	$1,838,154	$1,504,400	$1,257,960	$838,320	$630,236
Expenses:
Cost of sales	1,401,675	1,124,484	937,540	616,707	463,304
Selling expenses	131,561	109,460	94,957	66,984	52,998
General and administrative	77,380	70,345	55,662	43,158	34,260
Operating income	227,538	200,111	169,801	111,471	79,674
Loss on extinguishment of debt	169	3,599	—	—	—
Other income, net	(4,463)	(2,586)	(1,601)	(2,201)	(606)
Net income before income taxes	231,832	199,098	171,402	113,672	80,280
Income tax provision	53,224	43,812	58,096	38,641	27,450
Net income	$178,608	$155,286	$113,306	$75,031	$52,830
Basic earnings per share (1)	$7.70	$6.89	$5.24	$3.61	$2.65
Diluted earnings per share (1)	$7.02	$6.24	$4.73	$3.41	$2.44
Other Financial and Operating Data:
Active communities at end of year	106	88	78	63	52
Home closings	7,690	6,512	5,845	4,163	3,404
Average sales price of homes closed	$239,032	$231,020	$215,220	$201,374	$185,146
Gross margin (2)	$436,479	$379,916	$320,420	$221,613	$166,932
Gross margin % (3)	23.7%	25.3%	25.5%	26.4%	26.5%
Adjusted gross margin (4)	$475,033	$405,635	$338,066	$232,778	$175,120
Adjusted gross margin % (3)(4)	25.8%	27.0%	26.9%	27.8%	27.8%
EBITDA (5)	$267,705	$224,120	$189,593	$125,441	$87,221
EBITDA margin % (3)(5)	14.6%	14.9%	15.1%	15.0%	13.8%
Adjusted EBITDA (5)	$266,735	$226,541	$188,238	$123,725	$88,746
Adjusted EBITDA margin % (3)(5)	14.5%	15.1%	15.0%	14.8%	14.1%

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$38,345	$46,624	$67,571	$49,518	$37,568
Real estate inventory	$1,499,624	$1,228,256	$918,933	$717,681	$531,228
Goodwill and intangibles	$12,018	$12,018	$12,018	$12,018	$12,234
Total assets	$1,666,115	$1,395,473	$1,079,892	$814,514	$618,702
Notes payable	$690,559	$653,734	$475,195	$400,483	$304,561
Total liabilities	$820,922	$739,530	$590,046	$459,313	$371,313
Total equity	$845,193	$655,943	$489,846	$355,201	$247,389

(1)
Earnings per share is presented for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. See Note 9 “Equity” to our consolidated financial statements included in Part II, Item 8 of this Annual Report of this Form 10-K for calculation of earnings per share.

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

(5)
EBITDA and Adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) loss on extinguishment of debt, (vi) other income, net and (vii) adjustments resulting from the application of purchase accounting. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” for reconciliations of EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms when used in a historical context refer to LGI Homes, Inc. and its subsidiaries.
Key Results
Key financial results as of and for the year ended December 31, 2019, as compared to the year ended December 31, 2018, were as follows:

•	Home sales revenues increased 22.2% to $1.8 billion from $1.5 billion.

•	Homes closed increased 18.1% to 7,690 homes from 6,512 homes.

•	Average sales price of our homes increased $8,012 to $239,032 from $231,020.

•	Gross margin as a percentage of home sales revenues decreased to 23.7% from 25.3%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 25.8% from 27.0%.

•	Net income before income taxes increased 16.4% to $231.8 million from $199.1 million.

•	Net income increased 15.0% to $178.6 million from $155.3 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 14.6% from 14.9%.

•	Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 14.5% from 15.1%.

•	Active communities at the end of 2019 increased to 106 from 88.

•	Total owned and controlled lots decreased 6.6% to 48,062 lots at December 31, 2019 from 51,442 lots at December 31, 2018.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
Recent Developments
During November 2019, our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) matured, which resulted in the principal payment of $70.0 million and the issuance of 2,381,751 shares of our common stock for the premium associated with the Convertible Notes.

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share data and average home sales price)

Statement of Income Data:
Home sales revenues	$1,838,154	$1,504,400	$1,257,960
Expenses:
Cost of sales	1,401,675	1,124,484	937,540
Selling expenses	131,561	109,460	94,957
General and administrative	77,380	70,345	55,662
Operating income	227,538	200,111	169,801
Loss on extinguishment of debt	169	3,599	—
Other income, net	(4,463)	(2,586)	(1,601)
Net income before income taxes	231,832	199,098	171,402
Income tax provision	53,224	43,812	58,096
Net income	$178,608	$155,286	$113,306
Basic earnings per share	$7.70	$6.89	$5.24
Diluted earnings per share	$7.02	$6.24	$4.73
Other Financial and Operating Data:
Active communities at end of year	106	88	78
Home closings	7,690	6,512	5,845
Average sales price of homes closed	$239,032	$231,020	$215,220
Gross margin (1)	$436,479	$379,916	$320,420
Gross margin % (2)	23.7%	25.3%	25.5%
Adjusted gross margin (3)	$475,033	$405,635	$338,066
Adjusted gross margin % (2)(3)	25.8%	27.0%	26.9%
EBITDA (4)	$267,705	$224,120	$189,593
EBITDA margin % (2)(4)	14.6%	14.9%	15.1%
Adjusted EBITDA (4)	$266,735	$226,541	$188,238
Adjusted EBITDA margin % (2)(4)	14.5%	15.1%	15.0%

(1)	Gross margin is home sales revenues less cost of sales.

(2)	Calculated as a percentage of home sales revenues.

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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Homes Sales.  Our home sales revenues, home closings, average sales price (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the years ended December 31, 2019 and 2018 were as follows (Revenues in thousands):

	Year Ended December 31, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$724,981	3,304	$219,425	33.0	8.3
Southeast	347,817	1,592	218,478	24.5	5.4
Northwest	304,294	827	367,949	12.4	5.6
West	271,186	1,056	256,805	12.8	6.9
Florida	189,876	911	208,426	13.1	5.8
Total	$1,838,154	7,690	$239,032	95.7	6.7

	Year Ended December 31, 2018
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$623,751	2,937	$212,377	30.7	8.0
Southeast	271,073	1,324	204,738	18.7	5.9
Northwest	277,567	760	365,220	10.3	6.1
West	151,059	627	240,923	9.3	5.6
Florida	180,950	864	209,433	11.6	6.2
Total	$1,504,400	6,512	$231,020	80.6	6.7

	At December 31,
Community count	2019	2018
Central	33	32
Southeast	29	21
Northwest	13	11
West	14	10
Florida	17	14
Total community count	106	88
 Home sales revenues for the year ended December 31, 2019 were $1,838.2 million, an increase of $333.8 million, or 22.2%, from $1,504.4 million for the year ended December 31, 2018. The increase in home sales revenues is primarily due to an 18.1% increase in homes closed and an increase in the average sales price per home during the year ended December 31, 2019 as compared to the year ended December 31, 2018. We closed 7,690 homes during 2019, as compared to 6,512 homes closed during 2018. This increase in home closings was largely due to the increase in the number of active communities in 2019. The average sales price per home closed during the year ended December 31, 2019 was $239,032, an increase of $8,012, or 3.5%, from the average sales price per home of $231,020 for the year ended December 31, 2018. This increase in the average sales price per home was primarily due to changes in product mix, higher price points in certain new markets and a favorable pricing environment. The increase in homes closed was largely due to our geographic expansion in the West reportable segment and deepening our presence within certain markets in the Southeast reportable segment during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
We continued to diversify our operations outside of our Central reportable segment during 2019.  We increased our home sales revenues in our reportable segments other than our Central reportable segment by $232.5 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018, representing a 22.7% increase in the number of homes closed in these reportable segments during 2019 as compared to 2018.  Our active selling communities at December 31, 2019 increased to 106 from 88 at December 31, 2018.  Seventeen of the eighteen active selling communities added during 2019 were outside of our Central reportable segment, contributing to the further geographic diversification of our business.
Home sales revenues in our West reportable segment increased by $120.1 million, or 79.5%, primarily due to an increase in community count associated with our continued geographic expansion into our California and Nevada markets. Home sales revenues in our Southeast reportable segment increased by $76.7 million, or 28.3%, during the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a 20.2% increase in the number of homes closed in this reportable segment and partially due to increased community count stemming from the acquisition of Wynn Homes in 2018. All reportable segments added communities by expanding into new markets or deepening existing markets during the year ended December 31, 2019.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the year ended December 31, 2019 to $1,401.7 million, an increase of $277.2 million, or 24.7%, from $1,124.5 million for the year ended December 31, 2018. This increase is primarily due to an 18.1% increase in homes closed, higher lot costs recognized and, to a lesser extent, increased capitalized interest costs for homes closed during 2019 as compared to 2018. Gross margin for the year ended December 31, 2019 was $436.5 million, an increase of $56.6 million, or 14.9%, from $379.9 million for the year ended December 31, 2018. Gross margin as a percentage of home sales revenues was 23.7% for the year ended December 31, 2019 and 25.3% for the year ended December 31, 2018. This decrease in gross margin as a percentage of home sales revenues is primarily due to higher lot costs and higher capitalized interest costs recognized for the year ended December 31, 2019 as compared to the year ended December 31, 2018 and, to a lesser extent, to 583 wholesale home closings during 2019, compared to 466 wholesale home closings during 2018.
Selling Expenses.  Selling expenses for the year ended December 31, 2019 were $131.6 million, an increase of $22.1 million, or 20.2%, from $109.5 million for the year ended December 31, 2018. Sales commissions increased to $68.1 million for the year ended December 31, 2019 from $57.3 million during 2018 largely due to a 22.2% increase in home sales revenues during 2019 as compared to 2018. Selling expenses as a percentage of home sales revenues were 7.2% and 7.3% for the years ended December 31, 2019 and 2018, respectively. The decrease in selling expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
General and Administrative. General and administrative expenses for the year ended December 31, 2019 were $77.4 million, an increase of $7.0 million, or 10.0%, from $70.3 million for the year ended December 31, 2018. The increase in the amount of general and administrative expenses is primarily due to increased personnel associated with an increase of active communities during 2019 as compared to 2018. General and administrative expenses as a percentage of home sales revenues were 4.2% and 4.7% for the years ended December 31, 2019 and 2018, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in retail and wholesale home sales revenues during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.2 million for the year ended December 31, 2019 due to debt issuance costs previously capitalized that were associated with that certain Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019 (as amended, the “Credit Agreement”). Loss on extinguishment of debt was $3.6 million for the year ended December 31, 2018 due to debt issuance costs previously capitalized that were associated with our third amended and restated credit agreement, dated as of May 2018 (the “2018 Credit Agreement”).
Operating Income, Net Income before Income Taxes, and Net Income.  Operating income for the year ended December 31, 2019 was $227.5 million, an increase of $27.4 million, or 13.7%, from $200.1 million for the year ended December 31, 2018. Net income before income taxes for the year ended December 31, 2019 was $231.8 million, an increase of $32.7 million, or 16.4%, from $199.1 million for the year ended December 31, 2018.  Our reportable segments contributed the following amounts and percentages of net income before income taxes during 2019: Central - $117.4 million or 50.6%; Northwest - $46.9 million or 20.2%; Florida - $16.0 million or 6.9%; Southeast - $30.3 million or 13.1%; and West - $28.5 million or 12.3%. Net income for the year ended December 31, 2019 was $178.6 million, an increase of $23.3 million, or 15.0%, from $155.3 million for the year ended December 31, 2018. The increases are primarily attributed to operating leverage realized from the increase in home sales revenues and higher average sales price, offset by lower gross margin percentage during 2019 as compared to 2018.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Homes Sales.  Our home sales revenues, home closings, average sales price (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the years ended December 31, 2018 and 2017 were as follows (Revenues in thousands):

	Year Ended December 31, 2018
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$623,751	2,937	$212,377	30.7	8.0
Southeast	271,073	1,324	204,738	18.7	5.9
Northwest	277,567	760	365,220	10.3	6.1
West	151,059	627	240,923	9.3	5.6
Florida	180,950	864	209,433	11.6	6.2
Total	$1,504,400	6,512	$231,020	80.6	6.7

	Year Ended December 31, 2017
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$533,254	2,616	$203,843	26.2	8.3
Southeast	183,422	973	188,512	15.0	5.4
Northwest	215,421	629	342,482	10.3	5.1
West	126,130	613	205,759	10.1	5.1
Florida	199,733	1,014	196,975	11.5	7.3
Total	$1,257,960	5,845	$215,220	73.1	6.7

	At December 31,
Community count	2018	2017
Central	32	29
Southeast	21	17
Northwest	11	11
West	10	10
Florida	14	11
Total community count	88	78
 Home sales revenues for the year ended December 31, 2018 were $1,504.4 million, an increase of $246.4 million, or 19.6%, from $1,258.0 million for the year ended December 31, 2017. The increase in home sales revenues is primarily due to an 11.4% increase in homes closed and an increase in the average selling price per home during the year ended December 31, 2018 as compared to the year ended December 31, 2017. We closed 6,512 homes during 2018, as compared to 5,845 homes closed during 2017. This increase in home closings was largely due to the increase in the number of active communities in 2018. The average sales price per home closed during the year ended December 31, 2018 was $231,020, an increase of $15,800, or 7.3%, from the average selling price per home of $215,220 for the year ended December 31, 2017. This increase in the average selling price per home was primarily due to changes in product mix, higher price points in certain new markets and a favorable pricing environment.
We continued to diversify our operations outside of our Central reportable segment during 2018.  We increased our home sales revenues in our reportable segments other than our Central reportable segment by $155.9 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017 representing a 10.7% increase in the number of homes closed in these reportable segments during 2018 as compared to 2017.  Our active selling communities at December 31, 2018 increased to 88 from 78 at December 31, 2017.  Seven of the ten active selling communities added during 2018 were outside of our Central reportable segment, contributing to the further geographic diversification of our business.

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
Loss on extinguishment of debt. Loss on extinguishment of debt for the year ended December 31, 2018 was $3.6 million, due to debt issuance costs previously capitalized that were associated with the revolving credit facility. There was no loss on extinguishment of debt for the year ended December 31, 2017.
Operating Income, Net Income before Income Taxes, and Net Income.  Operating income for the year ended December 31, 2018 was $200.1 million, an increase of $30.3 million, or 17.9%, from $169.8 million for the year ended December 31, 2017. Net income before income taxes for the year ended December 31, 2018 was $199.1 million, an increase of $27.7 million, or 16.2%, from $171.4 million for the year ended December 31, 2017.  Our reportable segments contributed the following amounts and percentages of net income before income taxes during 2018: Central - $104.6 million or 52.5%; Southeast - $29.1 million or 14.6%; Northwest - $40.9 million or 20.5%; West - $13.6 million or 6.8%; and Florida - $21.3 million or 10.7%. Net income for the year ended December 31, 2018 was $155.3 million, an increase of $42.0 million, or 37.1%, from $113.3 million for the year ended December 31, 2017. The increases are primarily attributed to a 11.4% increase in homes closed, a higher average sales price per home, and a decrease in the effective tax rate realized during 2018 as compared to 2017.

Non-GAAP Measures
In addition to the results reported in accordance with U.S. GAAP, we have provided information in this Annual Report on Form 10-K relating to adjusted gross margin, EBITDA and adjusted EBITDA.
Gross Margin and Adjusted Gross Margin
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Home sales revenues	$1,838,154	$1,504,400	$1,257,960
Cost of sales	1,401,675	1,124,484	937,540
Gross margin	436,479	379,916	320,420
Capitalized interest charged to cost of sales	35,230	24,311	17,400
Purchase accounting adjustments (1)	3,324	1,408	246
Adjusted gross margin	$475,033	$405,635	$338,066
Gross margin % (2)	23.7%	25.3%	25.5%
Adjusted gross margin % (2)	25.8%	27.0%	26.9%

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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$178,608	$155,286	$113,306
Income taxes	53,224	43,812	58,096
Depreciation and amortization	643	711	791
Capitalized interest charged to cost of sales	35,230	24,311	17,400
EBITDA	267,705	224,120	189,593
Purchase accounting adjustments(1)	3,324	1,408	246
Loss on extinguishment of debt	169	3,599	—
Other income, net	(4,463)	(2,586)	(1,601)
Adjusted EBITDA	$266,735	$226,541	$188,238
EBITDA margin %(2)	14.6%	14.9%	15.1%
Adjusted EBITDA margin %(2)	14.5%	15.1%	15.0%

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
Our “backlog” consists of homes that are under a purchase contract that has been signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed and wholesale contracts for which vertical construction is set to occur within the next six months. Since our business model is generally based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are currently under construction or complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations, the number of our active communities and the timing of home closings. Homes in backlog are generally closed within one to two months, although we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.
As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Year Ended December 31,
	2019 (4)	2018 (5)	2017 (6)
Net orders (1)	8,299	6,320	6,215
Cancellation rate (2)	20.6%	24.2%	25.4%
Ending backlog - homes (3)	1,233	624	816
Ending backlog - value (3)	$290,438	$156,109	$191,831

(1)	Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.

(2)	Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.

(3)
Ending backlog consists of homes at the end of the period that are under a purchase contract that has been signed by homebuyers who have met our preliminary financing criteria but have not yet closed and wholesale contracts for which the required deposit has been made. Ending backlog is valued at the contract amount.

(4)	As of December 31, 2019, we have 481 units related to bulk sales agreements associated with our wholesale business, of which 117 units and values are not included in the table above.

(5)	As of December 31, 2018, we have 163 units related to bulk sales agreements associated with our wholesale business, of which 92 units and values are not included in the table above.

(6)	As of December 31, 2017, we have 149 units related to bulk sales agreements associated with our wholesale business, of which 106 units and values are not included in the table above.
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
Liquidity and Capital Resources
Overview
As of December 31, 2019, we had $38.3 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of an acquisition.
We generally rely on our ability to finance our operations by generating operating cash flows, borrowing under the Credit Agreement or the issuance and sale of shares of our common stock. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing financing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.
We have an effective shelf registration statement on Form S-3 (Registration No. 333-227012) that was filed on August 24,
2018 with the Securities and Exchange Commission, registering the offering and sale of an indeterminate amount of debt securities, guarantees of debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts and units that include any of these securities. Under the shelf registration statement, we have the ability to access the debt and equity capital markets as needed as part of our ongoing financing strategy.
We believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, and cash expected to be available from the Credit Agreement or through accessing debt or equity capital, as needed.
Revolving Credit Facility
On May 6, 2019, we entered into the Credit Agreement with several financial institutions and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement has substantially similar terms and provisions to our third amended and restated credit agreement entered into in May 2018 with several financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “2018 Credit Agreement”), but, among other things, provides for a revolving credit facility of $550.0 million, which could be increased at our request by up to $100.0 million if the lenders make additional commitments, subject to the terms and conditions of the Credit Agreement (which was requested in December 2019). On December 6, 2019, we entered into a Lender Addition and Acknowledgement Agreement and First Amendment to Fourth Amended and Restated Credit Agreement with certain lenders and Wells Fargo Bank, National Association, as an increasing lender and administrative agent, whereby the aggregate revolving commitments under the Credit Agreement increased by $100.0 million from $550.0 million to $650.0 million in accordance with the relevant provisions of the Credit Agreement.
The Credit Agreement matures on May 31, 2022. Before each anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. As of December 31, 2019, the borrowing base under the Credit Agreement was $940.1 million, of which borrowings, including our 6.875% Senior Notes due 2026 (the “Senior Notes”), of $699.6 million were outstanding, $11.6 million of letters of credit were outstanding and $228.0 million was available to borrow under the Credit Agreement, net of deferred purchase price obligations.

Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.50%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At December 31, 2019, LIBOR was 1.75%.
The Credit Agreement requires us to maintain (i) a tangible net worth of not less than approximately $486.9 million plus 75% of the net proceeds of all equity issuances plus 50% of the amount of our positive net income in any fiscal quarter after December 31, 2018, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2019, we were in compliance with all of the covenants contained in the Credit Agreement.
In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. At the present time, the Credit Agreement has a term that extends beyond 2021, and borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. The Credit Agreement provides for a mechanism to amend the Credit Agreement to reflect the establishment of an alternate rate of interest upon the occurrence of certain events related to the phase-out of any applicable interest rate. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate on the Credit Agreement.
Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of the Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the Senior Notes mature on July 15, 2026. Terms of the Senior Notes are governed by an indenture and supplemental indenture, each dated as of July 6, 2018, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Wilmington Trust, National Association, as trustee.
We received net proceeds from the offering of the Senior Notes of approximately $296.2 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. The net proceeds from the offering were used to repay a portion of the borrowings under the 2018 Credit Agreement.
Convertible Notes
We issued $85.0 million aggregate principal amount of the Convertible Notes in November 2014 pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act.
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes was settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.6 million reduction to debt discount and additional paid in capital, a $0.2 million loss on the extinguishment of debt and a cash payment of $15.0 million for the principal amount of such Convertible Notes. On November 15, 2019, the Convertible Notes matured, which resulted in the principal payment of $70.0 million and the issuance of 2,381,751 shares of our common stock for the premium associated with the Convertible Notes.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $108.7 million as of December 31, 2019. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of December 31, 2019 will be drawn upon.

Cash Flows
Operating Activities
Net cash used in operating activities was $41.9 million during the year ended December 31, 2019. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the year ended December 31, 2019 was primarily driven by net income of $178.6 million, and included cash outlays for the $266.6 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity offset by changes in non-inventory balances of $46.1 million.
Net cash used in operating activities was $116.7 million during the year ended December 31, 2018, was primarily driven by net income of $155.3 million, and included cash outlays for the $234.7 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and additional cash outlays due to changes in non-inventory balances of $37.3 million.
Net cash used in operating activities was $68.5 million during the year ended December 31, 2017, was primarily driven by net income of $113.3 million, and included cash outlays for the $200.6 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity offset by changes in non-inventory balances of $18.8 million.
Investing Activities
Net cash used in investing activities was $1.8 million during the year ended December 31, 2019, which reflects the purchase of property and equipment.
Net cash used in investing activities was $74.9 million during the year ended December 31, 2018, primarily due to the business acquisition of Wynn Homes in 2018.
Net cash used in investing activities was $0.5 million during the year ended December 31, 2017, which reflects the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2019 was $35.4 million primarily driven by net borrowings of $105.5 million under the Credit Agreement offset by $70.0 million payment on the Convertible Notes upon their maturity.
Net cash provided by financing activities during the year ended December 31, 2018 was $170.7 million, primarily driven by net borrowings from the issuance of $300.0 million aggregate principal amount of the Senior Notes, net payments of $106.2 million under the 2018 Credit Agreement and payments of $15.0 million on the Convertible Notes, partially offset by loan issuance costs.
Net cash provided by financing activities during the year ended December 31, 2017 was $87.0 million, primarily driven by net borrowings of $75.0 million under our credit agreement in place at that time and $17.1 million in net proceeds related to sale of stock partially offset by loan issuance costs.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of December 31, 2019, we had $35.1 million of cash deposits pertaining to land purchase contracts for 16,205 lots with an aggregate purchase price of $539.1 million. Approximately $26.3 million of the cash deposits as of December 31, 2019 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings:
Credit Agreement (a)	$399,558	$—	$399,558	$—	$—
Senior Notes (b)	300,000	—	—	—	300,000
Inventory related obligations(c)	7,808	172	364	391	6,881
Interest and fees (d)	209,658	43,445	66,483	42,097	57,633
Operating leases	6,911	1,140	2,039	1,493	2,239
Total	$923,935	$44,757	$468,444	$43,981	$366,753

(a)
Represents borrowings under the Credit Agreement, which matures on May 31, 2022. See Note 7 “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.

(b)
Represents $300.0 million aggregate principal amount of our 6.875% Senior Notes due 2026. The Senior Notes mature on July 15, 2026. See Note 7 “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.

(c)
The Company owns lots in certain communities that have Community Development Districts or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. Such obligations represent a non-cash cost of the lots.

(d)
All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of December 31, 2019 was LIBOR plus 2.50%. Fees under the Credit Agreement are approximately $0.1 million per year. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. Inventory related obligations for infrastructure development attached to the land are subject to a fixed interest rate generally ranging from 1.35% to 6.02%, typically payable over a 30 year period, and are ultimately assumed by the homebuyer when home sales are closed.

Critical Accounting Policies
Discussed below are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant judgment in their application.
Revenue Recognition
We recognize revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the following five-step process specified in the Financial Accounting Standards Board Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

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
Impairment of Real Estate Inventories.
In accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales prices and/or margins are trending downward and are anticipated to continue to trend downward. Due largely to the relatively short development and construction periods for our communities and our growth, we have not experienced circumstances during 2019, 2018 or 2017 that are indicators of impairment. Our future sales and margins may be impacted by our inability to realize continued growth, increased cost associated with holding and developing land, local economic factors, pressure on home sales prices, increased carrying costs, and insufficient access to labor and materials at reasonable costs. For individual communities with indicators of impairment, we perform additional analysis to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the asset, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model; changes to the expected cash flows may lead to changes in the outcome of our impairment analysis.
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
For raw land, land under development and completed lots that our management anticipates will be utilized for future homebuilding activities or to be sold as finished lots to individuals, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home or lot sales, consistent with the evaluation of operating communities discussed above. As of December 31, 2019, we had not identified any raw land, land under development or completed lots that management intends to market for sale in bulk to a third-party.

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
Goodwill
We record goodwill associated with our acquisitions of businesses when the consideration paid exceeds the fair value of the net tangible and identifiable intangible assets acquired. We evaluate our goodwill balances for potential impairment on an annual basis. In applying the goodwill impairment test, we have the option to perform a qualitative test (also known as “Step 0”) or a two-step quantitative test (consisting of “Step 1” and “Step 2”). Under the Step 0 test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the two-step quantitative test is necessary. During 2019, 2018 and 2017, we performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($300.0 million aggregate principal amount of the Senior Notes and certain inventory related obligations) and variable-rate debt (our $650.0 million Credit Agreement) as part of financing our operations. We do not have the obligation to prepay the Senior Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2019. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” in Item 1A. Risk Factors.
As of December 31, 2019, we had $399.6 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of December 31, 2019 was LIBOR plus 2.50%. At December 31, 2019, LIBOR was 1.75%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $4.0 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LGI Homes, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 25, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Land development costs
Description of the Matter
At December 31, 2019, the Company’s cost of sales was approximately $1.4 billion, which includes construction costs of each closed home and allocable land acquisition and land development costs, capitalized interest, and other related costs. As discussed in Note 2 to the consolidated financial statements, land development costs that are not specifically identifiable to a home are allocated on a pro rata basis. At the time of home closings, land development activities are not yet finalized. To recognize the appropriate amount of cost of sales, the Company estimates the total remaining development costs. Estimates are affected by changes to the land development project’s schedule; the cost of labor, material, and subcontractors; and potential cost reimbursements from various municipalities.
Auditing the Company's land development cost measurement and allocation to unsold lots and homes was complex and subjective due to the significant estimation required to determine the costs to complete land development. Specifically, the land development cost estimate is sensitive to significant management assumptions, including the project’s schedule, estimated cost of labor and potential reimbursements.

How We Addressed the Matter in Our Audit
We obtained an understanding and tested the design and operating effectiveness of the Company's process and controls over its land development cost measurement and allocation to unsold lots and homes, including controls over management's review of the estimated costs to complete.
To test the Company's land development cost measurement and allocation to unsold lots and homes, our audit procedures included, among others, testing the significant assumptions used to develop the estimated costs to complete of the land development budgets and testing the completeness and accuracy of the underlying data and allocation calculation. For example, we compared the estimated land development costs to actual costs of similar communities developed by the Company; agreed the estimated development costs and cost reimbursements to supporting documentation, including underlying contracts; and performed observational procedures to understand the completeness of development activities included in the budgets. In addition, we performed lookback analyses to historical actual costs to assess management’s ability to estimate and performed sensitivity analyses of the significant assumptions to evaluate the changes in total costs of land development that would result from changes in these assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.
Houston, Texas
February 25, 2020

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$38,345	$46,624
Accounts receivable	56,390	42,836
Real estate inventory	1,499,624	1,228,256
Pre-acquisition costs and deposits	37,244	45,752
Property and equipment, net	1,632	1,432
Other assets	16,241	15,765
Deferred tax assets, net	4,621	2,790
Goodwill	12,018	12,018
Total assets	$1,666,115	$1,395,473

LIABILITIES AND EQUITY
Accounts payable	$12,495	$9,241
Accrued expenses and other liabilities	117,868	76,555
Notes payable	690,559	653,734
Total liabilities	820,922	739,530

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 26,398,409 shares issued and 25,359,409 shares outstanding as of December 31, 2019 and 23,746,385 shares issued and 22,707,385 shares outstanding as of December 31, 2018	264	237
Additional paid-in capital	252,603	241,988
Retained earnings	610,382	431,774
Treasury stock, at cost 1,039,000 shares	(18,056)	(18,056)
Total equity	845,193	655,943
Total liabilities and equity	$1,666,115	$1,395,473

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2019	2018	2017

Home sales revenues	$1,838,154	$1,504,400	$1,257,960

Cost of sales	1,401,675	1,124,484	937,540
Selling expenses	131,561	109,460	94,957
General and administrative	77,380	70,345	55,662
Operating income	227,538	200,111	169,801
Loss on extinguishment of debt	169	3,599	—
Other income, net	(4,463)	(2,586)	(1,601)
Net income before income taxes	231,832	199,098	171,402
Income tax provision	53,224	43,812	58,096
Net income	$178,608	$155,286	$113,306
Earnings per share:
Basic	$7.70	$6.89	$5.24
Diluted	$7.02	$6.24	$4.73

Weighted average shares outstanding:
Basic	23,191,595	22,551,762	21,604,932
Diluted	25,430,841	24,892,274	23,933,122

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2016	22,311,310	$223	$208,346	$163,182	$(16,550)	$355,201
Net income	—	—	—	113,306	—	113,306
Issuance of shares, net of offering costs	354,620	3	15,339	—	—	15,342
Issuance of restricted stock units in settlement of accrued bonuses	—	—	167	—	—	167
Compensation expense for equity awards	—	—	4,188	—	—	4,188
Stock issued under employee incentive plans	179,650	2	1,640	—	—	1,642
BALANCE—December 31, 2017	22,845,580	$228	$229,680	$276,488	$(16,550)	$489,846
Net income	—	—	—	155,286	—	155,286
Issuance of shares in settlement of Convertible Notes	486,679	5	(482)	—	—	(477)
Issuance of shares, Wynn Homes Acquisition	70,746	1	3,999	—	—	4,000
Repurchase of shares	—	—	—	—	(1,506)	(1,506)
Issuance of restricted stock units in settlement of accrued bonuses	—	—	181	—	—	181
Compensation expense for equity awards	—	—	5,923	—	—	5,923
Stock issued under employee incentive plans	343,380	3	2,687	—	—	2,690
BALANCE—December 31, 2018	23,746,385	$237	$241,988	$431,774	$(18,056)	$655,943
Net income	—	—	—	178,608	—	178,608
Issuance of shares in settlement of Convertible Notes	2,381,751	24	(24)	—	—	—
Issuance of restricted stock units in settlement of accrued bonuses	—	—	217	—	—	217
Compensation expense for equity awards	—	—	7,539	—	—	7,539
Stock issued under employee incentive plans	270,273	3	2,883	—	—	2,886
BALANCE—December 31, 2019	26,398,409	$264	$252,603	$610,382	$(18,056)	$845,193

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net income	$178,608	$155,286	$113,306
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	643	711	791
Loss on extinguishment of debt	169	3,588	—
Loss on disposal of assets	37	6	13
Compensation expense for equity awards	7,539	5,937	4,188
Deferred income taxes	(1,831)	(724)	(2,092)
Changes in assets and liabilities:
Accounts receivable	(13,554)	1,870	(27,651)
Real estate inventory	(266,651)	(234,664)	(200,609)
Pre-acquisition costs and deposits	8,507	(18,853)	(8,215)
Other assets	6,228	(1,398)	(8,643)
Accounts payable	3,254	(2,779)	(257)
Accrued expenses and other liabilities	35,117	(25,703)	60,702
Net cash used in operating activities	(41,934)	(116,723)	(68,467)
Cash flows from investing activities:
Purchases of property and equipment	(734)	(475)	(518)
Investment in unconsolidated entity	(1,059)	—	—
Payment for business acquisition	—	(74,463)	—
Net cash used in investing activities	(1,793)	(74,938)	(518)
Cash flows from financing activities:
Proceeds from notes payable	309,308	612,717	100,000
Payments on notes payable	(273,762)	(436,238)	(25,000)
Loan issuance costs	(2,984)	(6,741)	(4,375)
Proceeds from sale of stock, net of offering expenses	2,886	2,690	17,130
Stock repurchase	—	(1,506)	—
Payment for offering costs	—	(76)	(69)
Payment for earnout obligation	—	(132)	(648)
Net cash provided by financing activities	35,448	170,714	87,038
Net increase (decrease) in cash and cash equivalents	(8,279)	(20,947)	18,053
Cash and cash equivalents, beginning of year	46,624	67,571	49,518
Cash and cash equivalents, end of year	$38,345	$46,624	$67,571

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.     ORGANIZATION AND BUSINESS
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “we,” “us,” or “our”), is headquartered in The Woodlands, Texas. We engage in the design, construction and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia and Virginia.
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
Land, development and other project costs, including interest and property taxes incurred during development and home construction and net of expected reimbursements of development costs, are capitalized to real estate inventory. Land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate. The costs of lots are assigned to homes in progress when home construction begins. Home construction costs and related carrying charges are allocated to the cost of individual homes using the specific identification method. Costs that are not specifically identifiable to a home are allocated on a pro rata basis, which we believe approximates the costs that would be determined using an allocation method based on relative sales values since the individual lots or homes within a community are similar in value. Inventory costs for completed homes are expensed to cost of sales as homes are closed. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining unsold lots and homes in the community on a pro rata basis.
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
In accordance with ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model. As of December 31, 2019 and 2018, the real estate inventory is stated at cost; there were no inventory impairment charges recorded during the years ended December 31, 2019, 2018 and 2017.
Capitalized Interest
Interest and other financing costs are capitalized as cost of inventory during community development and home construction activities, in accordance with ASC Topic 835, Interest and expensed in cost of sales as homes in the community are closed. To the extent the debt exceeds qualified assets, a portion of the interest incurred is expensed.
Pre-Acquisition Costs and Deposits
Amounts paid for land options, deposits on land purchase contracts, and other pre-acquisition costs are capitalized and classified as deposits to purchase. Upon execution of the purchase, these deposits are applied to the acquisition price of the land and recorded as a cost component of the land in real estate inventory. To the extent that any deposits are nonrefundable and the associated land acquisition process is terminated or no longer determined probable, the deposit and related pre-acquisition costs are charged to general and administrative expenses. Management reviews the likelihood of the acquisition of contracted lots in conjunction with its periodic real estate impairment analysis.
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of December 31, 2019 and 2018, we were not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposits.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
Other Assets
Other assets consist primarily of prepaid insurance, prepaid expenses, security deposits, and right-of-use (“ROU”) assets. Our prepaid insurance and prepaid expenses were $7.8 million and $12.1 million as of December 31, 2019 and 2018, respectively.
Property and Equipment, Net
Property, building, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation expense is recorded in general and administrative expenses. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in other income, net. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from two to five years for property and equipment and 30 years for our building. Leasehold improvements are depreciated over the shorter of the asset life or the term of the lease. Maintenance and repair costs are expensed as incurred.

Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout the remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the years ended December 31, 2019, 2018 and 2017.
Investment in Unconsolidated Entity
We have an investment in a unconsolidated entity with an independent third party. The equity method of accounting is used for unconsolidated entities over which we have significant influence; generally, this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we recognize our proportionate share of the earnings and losses of this entity. In the event we buy land from this entity we intend to defer the recognition of profits from such activities until the time we ultimately sell the related land.
We evaluate our investment in the unconsolidated entity for recoverability in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities, which is reflected in other income, net. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
Goodwill and Intangible Assets
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC Topic 805, Business Combinations. Goodwill and intangible assets that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The $12.0 million of goodwill is related to the reorganization transactions completed in connection with the initial public offering of our common stock in November 2013. In applying the goodwill impairment test, we have the option to perform a qualitative test (also known as “Step 0”) or a two-step quantitative test (consisting of “Step 1” and “Step 2”). Under the Step 0 test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the two-step quantitative test is necessary. Annually, we performed a Step 0 analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. No goodwill impairment charges were recorded in 2019, 2018 and 2017.
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
Customer Deposits
Customer deposits are received upon signing a purchase contract and are generally $1,000 . Deposits are generally refundable if the customer is unable to obtain financing. Forfeited buyer deposits related to home sales are recognized in other income in the period in which it is determined that the buyer will not complete the purchase of the property and the deposit is nonrefundable to the buyer.
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

Cost of Sales
As discussed under “—Real Estate Inventory” above, cost of sales for homes closed include the construction costs of each home and allocable land acquisition and land development costs, capitalized interest, and other related common costs (both incurred and estimated to be incurred).
Selling and Commission Costs
Sales commissions are paid and expensed based on homes closed. Other selling costs are expensed in the period incurred.
Advertising Costs
Advertising and direct mail costs are expensed as incurred. Advertising and direct mail costs were $20.2 million, $17.6 million and $15.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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
Earnings Per Share
Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding. In accordance with ASC 260-10, Earnings Per Share, we calculated the dilutive effect of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) using the treasury stock method through the maturity date of the Convertible Notes, since we had the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. Under the treasury stock method, the Convertible Notes had a dilutive impact on diluted earnings per share to the extent that the average market price of our common stock for a reporting period exceeded the conversion price of $21.52 per share.The Convertible Notes matured on November 15, 2019, resulting in the issuance of 2,381,751 shares of our common stock. Diluted earnings per share excludes all dilutive potential shares of common stock if their effect is antidilutive.
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
Recently Adopted Accounting Standards
On January 1, 2019, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends the existing standards for lease accounting, requiring lessees to recognize most leases on their balance sheets and disclose key information about leasing arrangements. The new standard establishes an ROU model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than one year. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
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
The adoption of Topic 842 is accounted for as a change in accounting principle in conformity with FASB ASC 250, “Accounting Changes and Error Corrections.” As a result of the adoption, the most significant changes are related to the recognition of new

ROU assets and lease liabilities of $5.4 million as of January 1, 2019 on the balance sheet for office operating leases. The Company's existing material leases are all considered operating leases under the new leasing standard and as a result, no adjustment to retained earnings was required.
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
3.     REVENUES
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Retail home sales revenues	$1,714,277	$1,394,475	$1,217,191
Other	123,877	109,925	40,769
Total home sales revenues	$1,838,154	$1,504,400	$1,257,960

The following table presents our home sales revenues disaggregated by geography, based on our determined operating segments in Note 15 (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Central	$724,981	$623,751	$533,254
Southeast	347,817	271,073	183,422
Northwest	304,294	277,567	215,421
West	271,186	151,059	126,130
Florida	189,876	180,950	199,733
Home sales revenues	$1,838,154	$1,504,400	$1,257,960

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
4.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	December 31,
	2019	2018
Land, land under development, and finished lots	$912,651	$736,402
Information centers	26,959	21,179
Homes in progress	234,470	149,506
Completed homes	325,544	321,169
Total real estate inventory	$1,499,624	$1,228,256

See “Real Estate Inventory” under Note 2 for more information.
Interest and financing costs incurred under our debt obligations, as more fully discussed in Note 7, are capitalized to qualifying real estate projects under development and homes under construction.

5.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		December 31,
	Asset Life	2019	2018
	(years)
Computer equipment	2-5	$1,395	$1,342
Machinery and equipment	5	154	102
Furniture and fixtures	2-5	3,758	3,183
Buildings	30	145	—
Leasehold improvements	5	272	267
Total property and equipment		5,724	4,894
Less: Accumulated depreciation		(4,092)	(3,462)
Property and equipment, net		$1,632	$1,432

Depreciation expense incurred for the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $0.7 million and $0.8 million, respectively.
6.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Taxes payable	$28,679	$10,773
Retentions and development payable	26,790	18,899
Accrued compensation, bonuses and benefits	16,748	13,913
Accrued interest	11,361	12,339
Inventory related obligations	7,808	7,041
Lease Liability	5,645	—
Warranty reserve	3,500	2,950
Other	17,337	10,640
Total accrued expenses and other liabilities	$117,868	$76,555

Inventory Related Obligations
We own lots in certain communities in Arizona, Florida, and Texas that have Community Development Districts (“CDD”) or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, is typically payable over a 30-year period, and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots. At December 31, 2019 and 2018, we had CDD and other utility development obligations of approximately $7.8 million and $7.0 million, respectively.

Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems.
Changes to our warranty accrual are as follows (in thousands):

	December 31,
	2019	2018	2017
Warranty reserves, beginning of period	$2,950	$2,450	$1,600
Warranty provision	5,286	4,438	4,999
Warranty expenditures	(4,736)	(3,938)	(4,149)
Warranty reserves, end of period	$3,500	$2,950	$2,450

7.     NOTES PAYABLE
Revolving Credit Agreement
On May 6, 2019, we entered into that certain Fourth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with several financial institutions and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement has substantially similar terms and provisions to our third amended and restated credit agreement entered into in May 2018 with several financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “2018 Credit Agreement”), but, among other things, provides for a revolving credit facility of $550.0 million, which could be increased at our request by up to $100.0 million if the lenders make additional commitments, subject to the terms and conditions of the Credit Agreement (which was requested in December 2019). On December 6, 2019, we entered into a Lender Addition and Acknowledgement Agreement and First Amendment to Fourth Amended and Restated Credit Agreement with certain lenders and Wells Fargo Bank, National Association, as an increasing lender and administrative agent, whereby the aggregate revolving commitments under the Credit Agreement increased by $100.0 million from $550.0 million to $650.0 million in accordance with the relevant provisions of the Credit Agreement.
The Credit Agreement matures on May 31, 2022. Before each anniversary of the Credit Agreement, we may request a one-year extension of the maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. As of December 31, 2019, the borrowing base under the Credit Agreement was $940.1 million, of which borrowings, including our 6.875% Senior Notes due 2026 (the “Senior Notes”), of $699.6 million were outstanding, $11.6 million of letters of credit were outstanding and $228.0 million was available to borrow under the Credit Agreement, net of deferred purchase price obligations.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.50%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At December 31, 2019, LIBOR was 1.75%.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2019, we were in compliance with all of the covenants contained in the Credit Agreement.
In connection with the issuance of the Senior Notes in July 2018, we reduced the revolving commitment under the 2018 Credit Agreement from $750.0 million to $450.0 million. During the year ended December 31, 2018, we recognized on our consolidated statements of operations $3.4 million in debt extinguishment costs related to the 2018 Credit Agreement.
Convertible Notes
We issued $85.0 million aggregate principal amount of the Convertible Notes in November 2014 pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
During the fourth quarter of 2017, we received notice from holders of $15.0 million principal amount of the Convertible Notes to convert their Convertible Notes. The conversion of such Convertible Notes was settled in the first quarter of 2018, resulting in the issuance of 486,679 shares of our common stock, a $0.6 million reduction to debt discount and additional paid in capital, a $0.2 million loss on the extinguishment of debt and a cash payment of $15.0 million for the principal amount of such Convertible Notes. On November 15, 2019, the Convertible Notes matured, which resulted in the principal payment of $70.0 million and the issuance of 2,381,751 shares of our common stock for the premium associated with the Convertible Notes.

Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of the Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the Senior Notes mature on July 15, 2026. Terms of the Senior Notes are governed by an indenture and supplemental indenture, each dated as of July 6, 2018, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Wilmington Trust, National Association, as trustee.
We received net proceeds from the offering of the Senior Notes of approximately $296.2 million, after deducting the initial purchasers’ discounts of $2.3 million and commissions and offering expenses of $1.5 million. The net proceeds from the offering were used to repay a portion of the borrowings under the 2018 Credit Agreement.
Notes payable consist of the following (in thousands):

	December 31,
	2019	2018
Notes payable under the Credit Agreement ($650.0 million revolving credit facility at December 31, 2019) maturing on May 31, 2022; interest paid monthly at LIBOR plus 2.50%; net of debt issuance costs of approximately $5.0 million and $3.7 million at December 31, 2019 and December 31, 2018, respectively	$394,531	$290,131
6.875% Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%; net of debt issuance costs of approximately $2.2 million and $2.5 at December 31, 2019 and December 31, 2018, respectively; and approximately $1.8 million and $2.1 million in unamortized discount at December 31, 2019 and December 31, 2018, respectively	296,028	295,352
Convertible Notes matured November 15, 2019; interest paid semi-annually at 4.25%; net of debt issuance costs of approximately $0.0 million and $0.4 million at December 31, 2019 and December 31, 2018, respectively; and approximately $0.0 million and $1.3 million in unamortized discount at December 31, 2019 and December 31, 2018, respectively	—	68,251
Total Notes Payable	$690,559	$653,734

As of December 31, 2019, the annual aggregate maturities of notes payable during each of the next five fiscal years are as follows (in thousands):

Amount
2020	$—
2021	—
2022	399,558
2023	—
2024	—
Thereafter	300,000
Total notes payable	699,558
Less: Debt discount	(1,758)
Less: Debt issuance costs	(7,241)
Net notes payable	$690,559

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest incurred	$45,555	$38,216	$24,275
Less: Amounts capitalized	(45,555)	(38,216)	(24,275)
Interest expense	$—	$—	$—

Cash paid for interest	$42,438	$23,376	$19,704

Included in interest incurred was amortization of deferred financing costs for notes payable and amortization of the Convertible Notes and the Senior Notes discounts of $4.1 million, $4.6 million, and $4.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
8.     INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$47,886	$39,053	$55,218
State	7,169	5,483	4,970
Current tax provision	55,055	44,536	60,188
Deferred:
Federal	(1,637)	(663)	(1,918)
State	(194)	(61)	(174)
Deferred tax provision (benefit)	(1,831)	(724)	(2,092)
Total income tax provision	$53,224	$43,812	$58,096

 Income taxes paid were $38.0 million, $83.3 million and $16.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019		2018		2017
Tax at federal statutory rate (1)	$48,685	21.0%	$41,816	21.0%	$60,008	35.0%
State income taxes (net of federal benefit)	5,497	2.4	4,263	2.1	3,060	1.8
Domestic production activity deduction	—	—	—	—	(5,461)	(3.2)
Stock-based compensation	(1,749)	(0.8)	(3,107)	(1.5)	(1,039)	(0.6)
Non deductible expenses and other	771	0.4	850	0.4	382	0.2
Change in tax rates - deferred taxes	20	—	(10)	—	1,146	0.7
Tax at effective rate	$53,224	23.0%	$43,812	22.0%	$58,096	33.9%

(1) The Tax Act (as defined below) reduced the U.S. federal statutory rate from 35% to 21% beginning in 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of net deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows (in thousands):

	December 31
	2019	2018
Deferred tax assets:
Accruals and reserves	$3,035	$2,642
Lease	1,026	—
Inventory	692	755
Stock-based compensation	2,892	1,918
Debt Extinguishment	134	531
Other	79	297
Total deferred tax assets	7,858	6,143
Deferred tax liabilities:
Discount on Convertible Notes	—	(307)
Prepaids	(1,382)	(2,370)
Lease	(1,219)	—
Tax depreciation in excess of book depreciation	(19)	(183)
Goodwill and other assets amortized for tax	(617)	(493)
Total deferred tax liabilities	(3,237)	(3,353)
Total net deferred tax assets (liabilities)	$4,621	$2,790

All Company operations are domestic. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The statute of limitations with regards to our federal income tax filings is three years. The statute of limitations for our state tax jurisdictions is three to four years depending on the jurisdiction. In the normal course of business, we are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income taxes. We do not expect the outcome of any audit to have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit adjustments are subject to significant uncertainty.
On December 22, 2017, the President signed into law the U.S. federal income tax legislation commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”), reducing the U.S. federal corporate income tax rate for tax years beginning after December 31, 2017, among other changes. Under ASC 740, Income Taxes (“ASC 740”), the effects of the Tax Act are recognized in the period that includes the date of enactment. The effect of this change impacted our effective tax rate and reduced the value of our deferred tax assets by approximately $1.1 million.
9.     EQUITY
We are authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2019 and 2018, no shares of preferred stock were issued or outstanding.
At December 31, 2019, we had 26,398,409 shares of common stock issued and 25,359,409 shares of common stock outstanding, including 1,039,000 treasury shares of our common stock. At December 31, 2018, we had 23,746,385 shares of common stock issued and 22,707,385 shares of common stock outstanding, including the 1,039,000 treasury shares of our common stock purchased by us. On November 15, 2019, the Convertible Notes matured, which resulted in the principal payment of $70.0 million and the issuance of 2,381,751 shares of our common stock for the premium associated with the Convertible Notes.
Shelf Registration Statement
We have an effective shelf registration statement on Form S-3 (Registration No. 333-227012) that was filed on August 24, 2018 with the Securities and Exchange Commission, registering the offering and sale of an indeterminate amount of debt securities, guarantees of debt securities, preferred stock, common stock, warrants, depositary shares, purchase contracts and units that include any of these securities.

Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. For the year ended December 31, 2019, we did not repurchase any shares of our common stock. For the year ended December 31, 2018, we repurchased 39,000 shares of our common stock for $1.5 million to be held as treasury stock. As of December 31, 2019 we may purchase up to $48.5 million of shares of our common stock under our stock repurchase program.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2019, 2018, and 2017.

	For the Year Ended December 31,
	2019	2018	2017
Numerator (in thousands):
Net income	$178,608	$155,286	$113,306
Denominator:
Basic weighted average shares outstanding	23,191,595	22,551,762	21,604,932
Effect of dilutive securities:
Convertible Notes - treasury stock method	1,966,639	2,030,023	1,975,648
Stock-based compensation units	272,607	310,489	352,542
Diluted weighted average shares outstanding	25,430,841	24,892,274	23,933,122

Basic earnings per share	$7.70	$6.89	$5.24
Diluted earnings per share	$7.02	$6.24	$4.73
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	14,211	20,462	16,473

In accordance with ASC 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the treasury stock method, since we had the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. The Convertible Notes matured and were repaid in full on November 15, 2019. Prior to maturity of the Convertible Notes, we included the effect of the additional potential dilutive shares if our common stock price exceeded the conversion price of $21.52 per share under the treasury stock method.
Throughout each fiscal year presented to the maturity date of the Convertible Notes, the average market price of our common stock exceeded the conversion price of $21.52 per share; therefore, the calculation of diluted earnings per share for all years presented includes the effect of our common stock related to the conversion spread of the Convertible Notes.
10.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
A total of 3,000,000 shares of our common stock have been reserved for issuance under the LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Incentive Plan”). There were 162,686 restricted stock units (“RSUs”) outstanding at December 31, 2019, issued at a $0.00 exercise price.

The following table summarizes the activity of our time-vested RSUs:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2016	133,853	$20.13
Granted	76,586	$36.83
Vested	(25,803)	$18.45
Forfeited	(9,536)	$20.48
Balance at December 31, 2017	175,100	$27.66
Granted	54,874	$57.60
Vested	(51,694)	$20.79
Forfeited	(7,225)	$34.77
Balance at December 31, 2018	171,055	$39.04
Granted	62,512	$60.72
Vested	(55,230)	$26.47
Forfeited	(15,651)	$47.73
Balance at December 31, 2019	162,686	$50.84

In 2019, we issued 20,847 RSUs to senior management for the time-based portion of our 2019 long-term incentive compensation program and 16,159 RSUs for 2018 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2018, we issued 15,867 RSUs to senior management for the time-based portion of our 2018 long-term incentive compensation program and 11,780 RSUs for 2017 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2017, we issued 27,764 RSUs to senior management for the time-based portion of our 2017 long-term incentive compensation program and 18,366 RSUs for 2016 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In addition, during the years ended December 31, 2019, 2018 and 2017, we issued 25,506, 27,227 and 30,456 RSUs, respectively, to certain employees, executives and non-employee directors, which vest over periods ranging from one to three years. Under the terms of the grant award agreements, all of the RSUs may only be settled in shares of our common stock.
We recognized $2.2 million, $2.0 million, and $1.3 million of stock-based compensation expense related to outstanding RSUs grants for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, we had unrecognized compensation cost of $4.3 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.
Performance Based Restricted Stock Units
The Compensation Committee of the Board has granted awards of performance-based RSUs (“PSUs”) under the 2013 Incentive Plan to certain members of senior management based on three-year performance cycles. At December 31, 2019, there were 246,052 PSUs outstanding that have been granted to certain members of management at a $0.00 exercise price. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year periods. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The terms of the PSUs provide that the payouts will be capped at 100% of the target number of PSUs granted if absolute total stockholder return is negative during the performance period, regardless of EPS performance; this market condition applies for amounts recorded above target. The compensation expense associated with the grants of PSU is determined using the derived grant date fair value, based on a third-party valuation analysis, and expensed over the applicable period. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs can only be settled in shares of our common stock.

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2018	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at December 31, 2019	Weighted Average Grant Date Fair Value
2016	2016 - 2018	83,656	—	(83,656)	—	—	$21.79
2017	2017 - 2019	108,247	—	—	(3,477)	104,770	$31.64
2018	2018 - 2020	61,898	—	—	(1,858)	60,040	$64.60
2019	2019 -2021	—	83,367	—	(2,125)	81,242	$56.49
Total		253,801	83,367	(83,656)	(7,460)	246,052

At December 31, 2019, management estimates that the recipients will receive approximately106%, 128%, and 199%, of the 2019, 2018, and 2017 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. The 2016 - 2018 performance period grants vested and issued on March 15, 2019 at 200% of the target number. We recognized $4.8 million, $4.0 million, and $2.9 million of total stock-based compensation expense related to outstanding PSUs grants for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, we had unrecognized compensation cost of $5.7 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.8 years.
Employee Stock Purchase Plan
The LGI Homes, Inc. Employee Stock Purchase Plan (the “ESPP”) provides for employees to make quarterly elections for payroll withholdings to purchase shares of our common stock at a 15% discount from the closing price of our common stock on the purchase date, which is the last business day of each calendar quarter. During the years ended December 31, 2019, 2018 and 2017, we issued 47,731, 49,744, and 33,887 shares of our common stock to the ESPP participants. We received net proceeds of approximately $2.9 million, $2.7 million and $1.6 million related to the ESPP for 2019, 2018, and 2017, respectively. We recognized $0.5 million, $0.4 million, and $0.2 million in stock compensation expense related to the ESPP for 2019, 2018, and 2017, respectively. The ESPP contributions are not refundable (other than in the case of termination of employment) and, therefore, the shares purchasable with the amounts withheld are included in weighted-average shares outstanding for both basic and diluted earnings per share. The maximum aggregate number of shares of our common stock which may be issued pursuant to the ESPP is 500,000 shares, and as of December 31, 2019, 349,240 shares of our common stock remain available for issuance under the ESPP.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying amounts due to the short-term nature of these instruments. As of December 31, 2019, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.

In order to determine the fair value of the Convertible Notes and the Senior Notes listed below, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar convertible notes and senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at December 31, 2019 and 2018 (in thousands):

		December 31, 2019		December 31, 2018
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value(1)
Convertible Notes(2)	Level 2	$—	$—	$68,251	$67,787
Senior Notes	Level 2	$296,028	$337,853	$295,352	$296,905

(1)	Excludes the fair value of the equity component of the Convertible Notes. See the “Convertible Notes” section within Note 7 for further details.

(2)	The Convertible Notes matured on November 15, 2019 and were repaid in full on such date.
12.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
As of December 31, 2019, we have two land purchase contracts to purchase a total of 198 finished lots in Pasco County and Manatee County, Florida from affiliates of one of our directors for a total base purchase price of approximately $6.9 million. The lots will be purchased in takedowns, subject to annual price escalation ranging from 3% to 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.5 million non-refundable deposit at December 31, 2019 related to these land purchase contracts. We purchased the first takedown of 58 lots on the Pasco County contract during the twelve months ended December 31, 2019 for a base purchase price of approximately $2.1 million. We anticipate the first closing on the Manatee County contract and the second takedown on the Pasco County contract to occur in 2020.
In 2018, we completed our commitments under a land purchase contract to purchase 106 finished lots in Montgomery County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $8.0 million. The lots were purchased in takedowns of at least 21 lots during successive six-month periods, subject to 5% annual price escalation and certain price protection terms. During 2018, we purchased the final takedown of 22 lots under this land purchase contract for $1.8 million and a $100,000 non-refundable deposit related to this land purchase contract was applied to this takedown.
Home Sales to Affiliates
In 2017, we sold three homes to an affiliate of one of our directors for approximately $0.7 million.
13.     RETIREMENT BENEFITS
Our employees are eligible to participate in a 401(k) savings plan. Employees are eligible to participate after completing 90 days of service and having attained the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. A discretionary match may be made by us of up to 100% of the first 4% of an eligible employee’s deferral, not to exceed the maximum allowed by law. For each of the years ended December 31, 2019, 2018 and 2017, our matching contributions were $2.9 million, $2.6 million and $1.8 million, respectively.
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

	December 31,
	2019	2018
Land deposits and option payments	$35,111	$40,015
Commitments under the land purchase contracts if the purchases are consummated	$539,122	$776,224
Lots under land purchase contracts	16,205	22,820

As of December 31, 2019 and 2018, approximately $26.3 million and $25.2 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances and secured by mortgages or letters of credit, or guaranteed by the seller or its affiliates.
Lease Obligations
As described in the “Recently Adopted Accounting Standards” section within Note 2, as of January 1, 2019, we adopted the provisions of ASU 2016-02 and recognized lease obligations and associated ROU assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.3 million as of December 31, 2019. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.6 million as of December 31, 2019.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, totaled $1.3 million, $1.0 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the year ended December 31, 2019 was $1.3 million. As of December 31, 2019, the weighted-average discount rate was 5.46% and our weighted-average remaining life was 7.2 years. We do not have any significant lease contracts that have not yet commenced at December 31, 2019.
The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2019 (in thousands):

Year Ending December 31,	Operating leases
2020	1,140
2021	1,095
2022	944
2023	819
2024	674
Thereafter	2,239
Total	6,911
Lease amount representing interest	(1,266)
Present value of lease liabilities	$5,645

Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $108.7 million (including $11.6 million of letters of credit issued under the Credit Agreement) and $77.5 million at December 31, 2019 and 2018, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds, or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.
Investment in Unconsolidated Entity
We became a limited partner in a real estate investment fund with a maximum $30.0 million commitment, commencing July 24, 2019. The term of the commitment is eight years and includes renewals of up to two additional years. For the year ended December 31, 2019, we have contributed a total of $1.1 million into the unconsolidated entity for the use of investing in certain real estate transactions.

15.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments that we aggregate into five reportable segments at December 31, 2019: our Central, Northwest, Southeast, Florida, and West reportable segments. The Central reportable segment is our largest reportable segment and comprised approximately 39.4%, 41.5% and 42.4% of total home sales revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
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

	For the Year Ended December 31,
	2019	2018	2017
Revenues:
Central	$724,981	$623,751	$533,254
Southeast	347,817	271,073	183,422
Northwest	304,294	277,567	215,421
West	271,186	151,059	126,130
Florida	189,876	180,950	199,733
Total home sales revenues	$1,838,154	$1,504,400	$1,257,960

Net income (loss) before income taxes:
Central	$117,350	$104,625	$89,133
Southeast	30,316	29,078	19,959
Northwest	46,863	40,906	34,206
West	28,504	13,595	5,890
Florida	16,012	21,341	25,687
Corporate (1)	(7,213)	(10,447)	(3,473)
Total net income (loss) before income taxes	$231,832	$199,098	$171,402
(1) The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve and loss on extinguishment of debt. Actual warranty expenses are reflected within the reportable segments.

	December 31,
Assets:	2019	2018
Central	$637,083	$569,409
Southeast	410,944	300,758
Northwest	221,132	200,443
West	193,545	161,514
Florida	149,877	106,398
Corporate (1)	53,534	56,951
Total assets	$1,666,115	$1,395,473
(1) As of December 31, 2019, the Corporate balance consists primarily of cash, prepaid insurance, ROU assets and prepaid expenses. As of December 31, 2018, the Corporate balance consists primarily of cash, prepaid insurance and prepaid expenses.
16.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2019	2019	2019	2019
Total home sales revenues	$287,594	$461,830	$483,081	$605,649
Gross margin	66,304	111,311	116,650	142,214
Income before income taxes	21,694	60,535	64,732	84,871
Net income	18,334	46,055	49,349	64,870
Basic earnings per share	0.81	2.01	2.15	2.69
Diluted earnings per share	0.73	1.82	1.93	2.52

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2018	2018	2018	2018
Total home sales revenues	$279,024	$419,847	$380,369	$425,160
Gross margin	69,259	109,765	97,334	103,558
Income before income taxes	31,227	62,671	48,991	56,209
Net income	27,302	47,608	37,723	42,653
Basic earnings per share	1.23	2.11	1.66	1.89
Diluted earnings per share	1.10	1.90	1.52	1.72

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In connection with respect to the preparation of the Company’s annual consolidated financial statements, and the processes under which they were prepared, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited LGI Homes, Inc.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, LGI Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 25, 2020 expressed an unqualified opinion thereon.
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
February 25, 2020

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2020 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2020 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2020 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2020 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2020 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

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

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2
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

10.4
Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent, with Wells Fargo Securities, LLC, as sole Lead Arranger and sole Bookrunner, and Fifth Third Bank and U.S. Bank, National Association, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 7, 2019).

10.5
Lender Addition and Acknowledgement Agreement and First Amendment to Fourth Amended and Restated Credit Agreement dated as of December 6, 2019 by and among LGI Homes, Inc., Wells Fargo Bank, National Association, as an Increasing Lender and as Administrative Agent, Fifth Third Bank, National Association, U.S. Bank National Association d/b/a Housing Capital Company, Bank of America, N.A., BBVA USA fka Compass Bank, BMO Harris Bank N.A., Texas Capital Bank, National Association, Deutsche Bank AG New York Branch, Zions Bancorporation, N.A. DBA Amegy Bank, and Citizens Bank, N.A (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. ﬁled with the SEC on December 11, 2019).

21.1*	List of Subsidiaries of LGI Homes, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document — the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

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

LGI Homes, Inc.

Date:	February 25, 2020	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lipar	Chief Executive Officer and Chairman of the Board	February 25, 2020
Eric T. Lipar	(Principal Executive Officer)

/s/ Charles Merdian	Chief Financial Officer and Treasurer	February 25, 2020
Charles Merdian	(Principal Financial and Accounting Officer)

/s/ Ryan Edone	Director	February 25, 2020
Ryan Edone

/s/ Duncan Gage	Director	February 25, 2020
Duncan Gage

/s/ Laura Miller	Director	February 25, 2020
Laura Miller

/s/ Bryan Sansbury	Director	February 25, 2020
Bryan Sansbury

/s/ Steven Smith	Director	February 25, 2020
Steven Smith

/s/ Robert Vaharadian	Director	February 25, 2020
Robert Vaharadian