Form 10-Q
period 2020-03-31
LGI Homes, Inc.
filed 2020-05-05
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

As of May 1, 2020, there were 25,074,446 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$118,232	$38,345
Accounts receivable	45,006	56,390
Real estate inventory	1,481,833	1,499,624
Pre-acquisition costs and deposits	37,448	37,244
Property and equipment, net	1,888	1,632
Other assets	20,318	16,241
Deferred tax assets, net	2,301	4,621
Goodwill and intangible assets, net	12,018	12,018
Total assets	$1,719,044	$1,666,115

LIABILITIES AND EQUITY
Accounts payable	$19,066	$12,495
Accrued expenses and other liabilities	95,980	117,868
Notes payable	744,393	690,559
Total liabilities	859,439	820,922

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 26,680,474 shares issued and 25,074,446 shares outstanding as of March 31, 2020 and 26,398,409 shares issued and 25,359,409 shares outstanding as of December 31, 2019	266	264
Additional paid-in capital	255,509	252,603
Retained earnings	653,221	610,382
Treasury stock, at cost, 1,606,028 shares and 1,039,000 shares, respectively	(49,391)	(18,056)
Total equity	859,605	845,193
Total liabilities and equity	$1,719,044	$1,666,115

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Home sales revenues	$454,727	$287,594

Cost of sales	348,163	221,290
Selling expenses	32,763	26,791
General and administrative	19,923	18,438
Operating income	53,878	21,075
Other income, net	(1,011)	(619)
Net income before income taxes	54,889	21,694
Income tax provision	12,050	3,360
Net income	$42,839	$18,334
Earnings per share:
Basic	$1.69	$0.81
Diluted	$1.67	$0.73

Weighted average shares outstanding:
Basic	25,323,119	22,744,726
Diluted	25,592,835	25,086,183

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2019	26,398,409	$264	$252,603	$610,382	$(18,056)	$845,193
Net income	—	—	—	42,839	—	42,839
Issuance of restricted stock units in settlement of accrued bonuses	—	—	222	—	—	222
Stock repurchase	—	—	—	—	(31,335)	(31,335)
Compensation expense for equity awards	—	—	1,853	—	—	1,853
Stock issued under employee incentive plans	282,065	2	831	—	—	833
BALANCE— March 31, 2020	26,680,474	$266	$255,509	$653,221	$(49,391)	$859,605

BALANCE—December 31, 2018	23,746,385	$237	$241,988	$431,774	$(18,056)	$655,943
Net income	—	—	—	18,334	—	18,334
Issuance of restricted stock units in settlement of accrued bonuses	—	—	217	—	—	217
Compensation expense for equity awards	—	—	1,783	—	—	1,783
Stock issued under employee incentive plans	218,345	2	647	—	—	649
BALANCE— March 31, 2019	23,964,730	$239	$244,635	$450,108	$(18,056)	$676,926

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$42,839	$18,334
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	161	165
Compensation expense for equity awards	1,853	1,783
Deferred income taxes	2,320	1,650
Changes in assets and liabilities:
Accounts receivable	11,385	10,849
Real estate inventory	17,902	(61,254)
Pre-acquisition costs and deposits	(204)	2,054
Other assets	(2,953)	1,112
Accounts payable	6,571	5,449
Accrued expenses and other liabilities	(21,071)	(13,320)
Net cash provided by (used in) operating activities	58,803	(33,178)
Cash flows from investing activities:
Purchases of property and equipment	(417)	(211)
Investment in unconsolidated entity	(1,125)	—
Net cash used in investing activities	(1,542)	(211)
Cash flows from financing activities:
Proceeds from notes payable	128,128	45,000
Payments on notes payable	(75,000)	(23,800)
Proceeds from sale of stock, net of offering expenses	833	649
Stock repurchase	(31,335)	—
Net cash provided by financing activities	22,626	21,849
Net increase (decrease) in cash and cash equivalents	79,887	(11,540)
Cash and cash equivalents, beginning of period	38,345	46,624
Cash and cash equivalents, end of period	$118,232	$35,084

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “we,” “us,” or “our”), is engaged in the development of communities and the design, construction and sale of new homes in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia and Virginia.
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
The accompanying unaudited financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
COVID-19
On March 11, 2020, the World Health Organization declared the current outbreak of the novel strain of coronavirus (“COVID-19”) to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” or “shelter-in-place” orders in certain of our markets. We have experienced resulting disruptions to our business operations, as these restrictions have significantly impacted many sectors of the economy, with businesses curtailing or ceasing normal operations. During the first quarter of 2020, certain markets in which we do business temporarily stopped our construction of homes. As of the date of this Quarterly Report on Form 10-Q, we have resumed construction of homes in those markets. Although we continue to build and sell homes in all of our markets, sales have slowed significantly, and sales contract cancellations have been impacted. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. While we cannot reasonably estimate the length or severity of this pandemic, an extended economic slowdown in the United States could materially impact our consolidated financial statements in 2020 and beyond.
Recently Adopted Accounting Standards
On January 1, 2020, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 did not have a material effect on our consolidated financial statements or disclosures.

On January 1, 2020, we adopted the FASB ASU No. 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements of fair value measurements. ASU 2018-13 is effective for us beginning January 1, 2020. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. The adoption of ASU 2018-13 did not have a material effect on our consolidated financial statements or disclosures.
On January 1, 2020, we adopted the FASB ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for us beginning January 1, 2020, with early adoption permitted, and applied prospectively. The adoption of ASU 2017-04 did not have a material effect on our consolidated financial statements or disclosures.
On January 1, 2020, we adopted the FASB ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments from an “incurred loss” approach to a new “expected credit loss” methodology. ASU 2016-13 is effective for us beginning January 1, 2020, with early adoption permitted. The adoption of ASU 2016-13 did not have a material effect on our consolidated financial statements or disclosures.
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended March 31,
	2020	2019
Retail home sales revenues	$410,402	$281,465
Other	44,325	6,129
Total home sales revenues	$454,727	$287,594
The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 13 (in thousands):

	Three Months Ended March 31,
	2020	2019
Central	$165,775	$124,197
Southeast	88,447	52,414
Northwest	101,948	36,254
West	58,485	45,817
Florida	40,072	28,912
Total home sales revenues	$454,727	$287,594
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
3.  REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Land, land under development and finished lots	$916,819	$912,651
Information centers	27,837	26,959
Homes in progress	243,390	234,470
Completed homes	293,787	325,544
Total real estate inventory	$1,481,833	$1,499,624
Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case the affected inventory is written down to fair value.
Land, development and other project costs, including interest and property taxes incurred during development and home construction, net of expected reimbursable development costs, are capitalized to real estate inventory. Land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate. The costs of lots are transferred to homes in progress when home construction begins. Home construction costs and related carrying charges are allocated to the cost of individual homes using the specific identification method. Costs that are not specifically identifiable to a home are allocated on a pro rata basis, which we believe approximates the costs that would be determined using an allocation method based on relative sales values since the individual lots or homes within a community are similar in value. Inventory costs for completed homes are expensed to cost of sales as homes are closed. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining unsold lots and homes in the community on a pro rata basis.
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

4.  ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Taxes payable	$19,649	$28,679
Retentions and development payable	27,223	26,790
Accrued compensation, bonuses and benefits	12,077	16,748
Accrued interest	5,789	11,361
Inventory related obligations	7,215	7,808
Lease Liability	5,439	5,645
Warranty reserve	3,750	3,500
Other	14,838	17,337
Total accrued expenses and other liabilities	$95,980	$117,868
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Warranty reserves, beginning of period	$3,500	$2,950
Warranty provision	1,420	1,095
Warranty expenditures	(1,170)	(1,045)
Warranty reserves, end of period	$3,750	$3,000

5.  NOTES PAYABLE
Revolving Credit Agreement
On May 6, 2019, we entered into that certain Fourth Amended and Restated Credit Agreement (as amended by the First Amendment (as defined below), the “2019 Credit Agreement”) with several financial institutions and Wells Fargo Bank, National Association, as administrative agent. The 2019 Credit Agreement has substantially similar terms and provisions to our third amended and restated credit agreement entered into in May 2018 with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2018 Credit Agreement”), but among other things, provides for a revolving credit facility of $550.0 million, which could be increased at our request by up to $100.0 million if the lenders make additional commitments, subject to the terms and conditions of the 2019 Credit Agreement (which was requested in December 2019). On December 6, 2019, we entered into a Lender Addition and Acknowledgement Agreement and First Amendment to Fourth Amended and Restated Credit Agreement (the “First Amendment”) with certain lenders and Wells Fargo Bank, National Association, as an increasing lender and administrative agent, whereby the aggregate revolving commitments under the 2019 Credit Agreement increased by $100.0 million from $550.0 million to $650.0 million in accordance with the relevant provisions of the 2019 Credit Agreement.
The 2019 Credit Agreement matures on May 31, 2022. Before each anniversary of the 2019 Credit Agreement, we may request a one-year extension of its maturity date. The 2019 Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The borrowings and letters of credit outstanding under the 2019 Credit Agreement, together with the outstanding principal balance of our 6.875% Senior Notes due 2026 (the “Senior Notes”), may

not exceed the borrowing base under the 2019 Credit Agreement. As of March 31, 2020, the borrowing base under the 2019 Credit Agreement was $904.8 million, of which borrowings, including the Senior Notes, of $752.7 million were outstanding, $15.0 million of letters of credit were outstanding and $137.1 million was available to borrow under the 2019 Credit Agreement.
Interest is paid monthly on borrowings under the 2019 Credit Agreement at the London Interbank Offered Rate (“LIBOR”) plus 2.50%. The 2019 Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At March 31, 2020, LIBOR was 0.92%.
The 2019 Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The 2019 Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2020, we were in compliance with all of the covenants contained in the 2019 Credit Agreement.
On April 30, 2020, we entered into a Second Amendment to Fourth Amended and Restated Credit Agreement (the “Second Amendment”), which amends the 2019 Credit Agreement (as so amended, the “Credit Agreement”). In the Second Amendment, lenders with $520.0 million, or 80.0%, of the $650.0 million of commitments under the Credit Agreement, agreed to extend the maturity of their commitments to May 31, 2023, with the remaining lenders retaining their existing maturity. The Second Amendment also reduced the minimum EBITDA to interest expense ratio from 2.50 to 1.75, increased the sublimit for letters of credit to $40.0 million and established a LIBOR floor of 0.70%. The Credit Agreement otherwise has substantially similar terms and provisions to the 2019 Credit Agreement and continues to provide for a $650.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement.
Convertible Notes
On November 15, 2019, our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) matured, which resulted in the principal payment of $70.0 million and the issuance of 2,381,751 shares of our common stock for the premium associated with the Convertible Notes.
Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of the Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the Senior Notes mature on July 15, 2026. Terms of the Senior Notes are governed by an Indenture and First Supplemental Indenture thereto, each dated as of July 6, 2018, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Wilmington Trust, National Association, as trustee.
Notes payable consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Notes payable under the 2019 Credit Agreement ($650.0 million revolving credit facility at March 31, 2020) maturing on May 31, 2022; interest paid monthly at LIBOR plus 2.50%; net of debt issuance costs of approximately $4.5 million and $5.0 million at March 31, 2020 and December 31, 2019, respectively	$448,199	$394,531
6.875% Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%; net of debt issuance costs of approximately $2.1 million and $2.2 million at March 31, 2020 and December 31, 2019, respectively; and approximately $1.7 million and $1.8 million in unamortized discount at March 31, 2020 and December 31, 2019, respectively	296,194	296,028
Total notes payable	$744,393	$690,559

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest incurred	$10,156	$11,417
Less: Amounts capitalized	(10,156)	(11,417)
Interest expense	$—	$—

Cash paid for interest	$15,024	$14,833
Included in interest incurred was amortization of deferred financing costs and discounts for notes payable of $0.7 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.
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
For the three months ended March 31, 2020, our effective tax rate of 22.0% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes and expenses related to non-deductible salaries related to Section 162(m) of the Internal Revenue Code of 1986, as amended, offset by the net of the federal benefit payments, deductions in excess of compensation cost (“windfalls”) for share-based payments.
Income taxes paid were $18.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
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
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. For the three months ended March 31, 2020, we repurchased 567,028 shares of our common stock for $31.3 million to be held as treasury stock. A total of 606,028 shares have been repurchased since the stock repurchase program commenced. As of March 31, 2020, we may purchase up to $17.2 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. The stock repurchase program may be modified, discontinued or suspended at any time.

8.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Numerator (in thousands):
Net Income (Numerator for basic and dilutive earnings per share)	$42,839	$18,334
Denominator:
Basic weighted average shares outstanding	25,323,119	22,744,726
Effect of dilutive securities:
Convertible Notes - treasury stock method	—	2,043,494
Stock-based compensation units	269,716	297,963
Diluted weighted average shares outstanding	25,592,835	25,086,183

Basic earnings per share	$1.69	$0.81
Diluted earnings per share	$1.67	$0.73
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	26,893	35,157
In accordance with Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the treasury stock method, since we had the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. The Convertible Notes matured and were repaid in full on November 15, 2019. Prior to the maturity of the Convertible Notes, we included the effect of the additional potential dilutive shares if our common stock price exceeded the conversion price of $21.52 per share under the treasury stock method. During the three months ended March 31, 2019, the average market price of our common stock exceeded the conversion price of $21.52 per share.
9. STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Three Months Ended March 31,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	162,686	$50.84	171,055	$39.04
Granted	46,701	$59.81	47,245	$56.49
Vested	(51,531)	$31.95	(40,265)	$21.82
Forfeited	(982)	$51.03	(2,026)	$48.61
Ending balance	156,874	$59.71	176,009	$47.59
We recognized $0.8 million and $0.5 million of stock-based compensation expense related to outstanding RSUs for the three months ended March 31, 2020 and 2019, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At March 31, 2020, we had unrecognized compensation cost of $5.9 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
Performance-Based Restricted Stock Units
The Compensation Committee of the Board has granted awards of performance-based RSUs (“PSUs”) under the Amended and Restated LGI Homes, Inc. 2013 Equity Incentive Plan to certain members of senior management based on three-year performance cycles. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year periods. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The terms of the PSUs provide that the payouts will be capped at 100% of the target number of PSUs granted if absolute total stockholder return is negative during the performance period, regardless of EPS performance; this market condition applies for amounts recorded above target. The compensation expense associated with the PSU grants is determined using the derived grant date fair value, based on a third-party valuation analysis, and expensed over the applicable period. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs can only be settled in shares of our common stock.
The following table summarizes the activity of our PSUs for the three months ended March 31, 2020:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2019	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at March 31, 2020	Weighted Average Grant Date Fair Value
2017	2017 - 2019	104,770	—	(104,770)	—	—	$31.64
2018	2018 - 2020	60,040	—	—	—	60,040	$64.60
2019	2019 - 2021	81,242	—	—	—	81,242	$56.49
2020	2020-2022		88,538	—	—	88,538	$59.81
Total		246,052	88,538	(104,770)	—	229,820
At March 31, 2020, management estimates that the recipients will receive approximately 100%, 89% and 113% of the 2020, 2019 and 2018 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.9 million and $1.2 million of total stock-based compensation expense related to outstanding PSUs for the three months ended March 31, 2020 and 2019, respectively. PSUs granted in 2017 vested on March 15, 2020 at 199% of the target amount, and 208,867 shares of our common stock were issued upon such vesting. At March 31, 2020, we had unrecognized compensation cost of $9.3 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.4 years.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of March 31, 2020, the 2019 Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at March 31, 2020 and December 31, 2019 (in thousands):

		March 31, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Notes	Level 2	$296,194	$263,362	$296,028	$337,853

11. RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
As of March 31, 2020, we have two land purchase contracts to purchase a total of 198 finished lots in Pasco County and Manatee County, Florida from affiliates of one of our directors for a total base purchase price of approximately $6.9 million. The lots will be purchased in takedowns, subject to annual price escalation ranging from 3% to 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.5 million non-refundable deposit at March 31, 2020 related to these land purchase contracts. In August 2019, we purchased our first takedown of 58 lots on the Pasco County contract for a base purchase price of approximately $2.1 million. We did not experience any takedowns concerning these two land purchase contracts during the three months ended March 31, 2020 and 2019. We anticipate the first closing on the Manatee County contract to occur in the second half of 2020.
During the three months ended March 31, 2020, we entered into a land purchase contract to purchase 25 finished lots in Montgomery County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $2.0 million. We anticipate the closing on the Montgomery County contract to occur in the second quarter of 2020.

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

	March 31, 2020	December 31, 2019
Land deposits and option payments	$34,829	$35,111
Commitments under the land purchase contracts if the purchases are consummated	$560,730	$539,122
Lots under land purchase contracts	18,855	16,205
As of March 31, 2020 and December 31, 2019, approximately $25.1 million and $26.3 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated ROU assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.2 million and $5.3 million at March 31, 2020 and December 31, 2019, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.4 million and $5.6 million at March 31, 2020 and December 31, 2019, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, for the three months ended March 31, 2020 and 2019 was $0.4 million and $0.3 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the three months ended March 31, 2020 and 2019 was $0.4 million and $0.3 million, respectively. As of March 31, 2020, the weighted-average discount rate was 5.47% and our weighted-average remaining life was 7.0 years. We do not have any significant lease contracts that have not yet commenced at March 31, 2020.

The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2020 (in thousands):

Year Ending December 31,	Operating leases
2020	$857
2021	1,099
2022	944
2023	819
2024	674
Thereafter	2,237
Total	6,630
Lease amount representing interest	(1,191)
Present value of lease liabilities	$5,439
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $118.5 million (including $15.0 million of letters of credit issued under the 2019 Credit Agreement) and $108.7 million at March 31, 2020 and December 31, 2019, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entity
In July 2019, we became a limited partner in a real estate investment fund with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. As of March 31, 2020 and December 31, 2019, we have a total of $2.1 million and $1.1 million, respectively, within other assets on the balance sheet. Contributions into the unconsolidated entity are for the use of investing in certain real estate transactions.

13.  SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five reportable segments at March 31, 2020: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations. The Central division is our largest division and comprised approximately 36% of total home sales revenues for the three months ended March 31, 2020.
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
Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Central	$165,775	$124,197
Southeast	88,447	52,414
Northwest	101,948	36,254
West	58,485	45,817
Florida	40,072	28,912
Total home sales revenues	$454,727	$287,594

Net income (loss) before income taxes:
Central	$24,234	$14,647
Southeast	7,908	415
Northwest	16,527	3,376
West	5,272	3,107
Florida	2,525	1,215
Corporate (1)	(1,577)	(1,066)
Total net income (loss) before income taxes	$54,889	$21,694
(1)The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	March 31, 2020	December 31, 2019
Assets:
Central	$635,106	$637,083
Southeast	419,068	410,944
Northwest	195,660	221,132
West	186,546	193,545
Florida	149,126	149,877
Corporate (1)	133,538	53,534
Total assets	$1,719,044	$1,666,115

(1)As of March 31, 2020 and December 31, 2019 , the Corporate balance consists primarily of cash, prepaid insurance, ROU assets and prepaid expenses.
14. SUBSEQUENT EVENTS
Amendment to 2019 Credit Agreement. On April 30, 2020, we entered into the Second Amendment, which amended the 2019 Credit Agreement, as more fully discussed in Note 5.
Additional Subsidiary Guarantors. On April 30, 2020, we and our subsidiaries that guarantee our obligations under the Credit Agreement entered into a Second Supplemental Indenture to that certain Indenture, dated as of July 6, 2018, with Wilmington Trust, National Association, as trustee, pursuant to which the Company’s wholly owned subsidiaries, LGI Homes – Pennsylvania, LLC and LGI Homes – Utah, LLC, issued a full and unconditional guarantee of the Senior Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
Business Overview
We are engaged in the design, construction and sale of new homes in the following markets:

West	Northwest	Central	Midwest	Florida	Southeast	Mid-Atlantic
Phoenix, AZ	Seattle, WA	Houston, TX	Minneapolis, MN	Tampa, FL	Atlanta, GA	Washington, D.C.
Tucson, AZ	Portland, OR	Dallas Ft. Worth, TX		Orlando, FL	Charlotte, NC	Richmond, VA
Albuquerque, NM	Denver, CO	San Antonio, TX		Fort Myers, FL	Raleigh, NC
Las Vegas, NV	Colorado Springs, CO	Austin, TX		Jacksonville, FL	Wilmington, NC
Sacramento, CA		Oklahoma City, OK		Fort Pierce, FL	Winston-Salem, NC
Riverside, CA				Daytona Beach, FL	Columbia, SC
				Sarasota, FL	Greenville, SC
Birmingham, AL
Nashville, TN
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 35,000 homes. During the three months ended March 31, 2020, we had 1,835 home closings, compared to 1,228 home closings during the three months ended March 31, 2019.
We sell homes under the LGI Homes and Terrata Homes brands. Our 113 active communities at March 31, 2020 included two Terrata Homes communities.
During the three months ended March 31, 2020, we recorded $44.3 million in wholesale revenues as a result of 199 homes closings, representing 10.8% of the total homes closed during the three months ended March 31, 2020. During the three months ended March 31, 2019, we recorded $6.1 million in wholesale revenues as a result of 30 wholesale home closings, representing 2.4% of the total homes closed during the three months ended March 31, 2019. We believe our wholesale home closings provide opportunities for us to leverage our systems and processes to meet the needs of companies looking to acquire multiple homes for rental purposes, primarily through bulk sales agreements.
COVID-19
On March 11, 2020, the World Health Organization declared the current outbreak of the novel strain of coronavirus (“COVID-19”) to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” or “shelter-in-place” orders in certain of our markets. We have experienced resulting disruptions to our business operations, as these restrictions have significantly impacted many sectors of the economy, with businesses curtailing or ceasing normal operations. During the first quarter of 2020, certain markets in which we do business temporarily stopped our construction of homes. As of the date of this Quarterly Report on Form 10-Q, we have resumed construction of homes in those markets. Although we continue to build and sell homes in all of our markets, sales have slowed significantly, and sales contract cancellations have been impacted. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our subcontractors, suppliers and other business counterparties to experience operational delays.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, and in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. The outbreak of COVID-19 has caused the shutdown of large portions of our national economy. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence.
In response to COVID-19, we have taken steps to prioritize the health and safety of our employees, customers, subcontractors and suppliers, including enhancing sales office procedures and reducing information center hours for employee protection, adjusting staffing in the field, requiring corporate personnel to work remotely and following Center for Disease Control guidelines. We are continuing to protect the health and safety of our employees and those of our subcontractors, customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented.
As a homebuilder and developer, we provide an important service to our customers. During the COVID-19 outbreak, our main focus beyond the health and safety mentioned above, will be to continue our efforts to sell homes and complete our homes under construction. In addition to the measures discussed above, we have implemented certain cash management policies, including eliminating business air travel, cancelling group meetings, delaying or canceling land acquisitions, deferring new starts to reduce our overall inventory, significantly reducing marketing expenditures and delaying major expenditures.
While we continue to assess the COVID-19 situation, at this time we cannot estimate with any degree of certainty the full impact of the COVID-19 outbreak on our financial condition and future results of operations, although we expect the COVID-19 situation to adversely impact future quarters. We also cannot predict the full impact that the significant disruption and volatility currently being experienced in the markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q.
Recent Developments
During the three months ended March 31, 2020, we continued our previously announced stock repurchase program with the purchase of 567,028 shares of our common stock for $31.3 million through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws.
During the three months ended March 31, 2020, we increased our market presence in two of our operating segments with the entry into the Sarasota, Florida and Greenville, South Carolina markets.
Key Results
Key financial results as of and for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, were as follows:
•Home sales revenues increased 58.1% to $454.7 million from $287.6 million.
•Homes closed increased 49.4% to 1,835 homes from 1,228 homes.
•Average sales price of our homes increased 5.8% to $247,808 from $234,197.
•Gross margin as a percentage of home sales revenues increased to 23.4% from 23.1%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 25.5% from 25.1%.
•Net income before income taxes increased 153.0% to $54.9 million from $21.7 million.
•Net income increased 133.7% to $42.8 million from $18.3 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 14.1% from 9.5%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 14.0% from 9.5%.
•Total owned and controlled lots increased 4.6% to 50,273 lots at March 31, 2020 from 48,062 lots at December 31, 2019.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$454,727	$287,594
Expenses:
Cost of sales	348,163	221,290
Selling expenses	32,763	26,791
General and administrative	19,923	18,438
Operating income	53,878	21,075
Other income, net	(1,011)	(619)
Net income before income taxes	54,889	21,694
Income tax provision	12,050	3,360
Net income	$42,839	$18,334
Basic earnings per share	$1.69	$0.81
Diluted earnings per share	$1.67	$0.73
Other Financial and Operating Data:
Active communities at end of period	113	87
Home closings	1,835	1,228
Average sales price of homes closed	$247,808	$234,197
Gross margin (1)	$106,564	$66,304
Gross margin % (2)	23.4%	23.1%
Adjusted gross margin (3)	$116,117	$72,328
Adjusted gross margin % (2)(3)	25.5%	25.1%
EBITDA (4)	$63,980	$27,253
EBITDA margin % (2)(4)	14.1%	9.5%
Adjusted EBITDA (4)	$63,592	$27,264
Adjusted EBITDA margin % (2)(4)	14.0%	9.5%
(1)Gross margin is home sales revenues less cost of sales.
(2)Calculated as a percentage of home sales revenues.
(3)Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin less capitalized interest and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes this information is useful because it isolates the impact that capitalized interest and purchase accounting adjustments have on gross margin. However, because adjusted gross margin information excludes capitalized interest and purchase accounting adjustments, which have real economic effects and could impact our results, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. Please see “—Non-GAAP Measures” for a reconciliation of adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.
(4)EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) loss on extinguishment of debt, (vi) other income, net and (vii) adjustments resulting from the application of purchase accounting. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Please see “—Non-GAAP Measures” for reconciliations of EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Homes Sales. Our home sales revenues, home closings, average sales price (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the three months ended March 31, 2020 and 2019 were as follows (revenues in thousands):

	Three Months Ended March 31, 2020
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$165,775	741	$223,718	34.0	7.3
Southeast	88,447	403	219,471	31.0	4.3
Northwest	101,948	273	373,436	12.3	7.4
West	58,485	236	247,818	14.7	5.4
Florida	40,072	182	220,176	16.7	3.6
Total	$454,727	1,835	$247,808	108.7	5.6

	Three Months Ended March 31, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$124,197	578	$214,874	32.0	6.0
Southeast	52,414	230	227,887	19.0	4.0
Northwest	36,254	99	366,202	11.0	3.0
West	45,817	179	255,961	11.3	5.3
Florida	28,912	142	203,606	11.0	4.3
Total	$287,594	1,228	$234,197	84.3	4.9

	As of March 31,
Community count	2020	2019
Central	35	34
Southeast	34	19
Northwest	12	11
West	15	13
Florida	17	10
Total community count	113	87
Home sales revenues for the three months ended March 31, 2020 were $454.7 million, an increase of $167.1 million, or 58.1%, from $287.6 million for the three months ended March 31, 2019. The increase in home sales revenues is primarily due to a 49.4% increase in homes closed and an increase in the average sales price per home during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The average sales price per home closed during the three months ended March 31, 2020 was $247,808, an increase of $13,611, or 5.8%, from the average sales price per home of $234,197 for the three months ended March 31, 2019. This increase in the average sales price per home was primarily due to changes in product mix and higher price points in certain new markets, partially offset by additional wholesale home closings. All reportable segments experienced an increase in home closings during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The average monthly absorption rate fluctuations relate to timing associated with the opening, close out or transition between certain of their respective active communities during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Home sales revenues in our Northwest reportable segment increased by $65.7 million, or 181.2%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a 175.8% increase in the number of homes closed in this reportable segment, which is due to close out or transition between certain of their respective active communities during the three months ended March 31, 2019. Home sales revenues in our Southeast reportable segment increased by $36.0 million, or 68.7%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to an increase in community count associated with deepening our presence in existing markets and to a lesser extent our geographic expansion into certain markets in South Carolina and Virginia at March 31, 2020 as compared to March 31, 2019. Home sales revenues in our Central reportable segment increased by $41.6 million, or 33.5%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a 28.2% increase in the number of homes closed in this reportable segment, which is due to increased community count at a higher absorption rate. Home sales revenues in all other reportable segments increased, largely due to close out or transition between certain of their respective active communities during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Our active selling communities at March 31, 2020 increased to 113 from 87 at March 31, 2019. All reportable segments added communities by expanding into new markets or deepening existing markets during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended March 31, 2020 to $348.2 million, an increase of $126.9 million, or 57.3%, from $221.3 million for the three months ended March 31, 2019. This overall increase is primarily due to a 49.4% increase in homes closed, as well as higher lot costs recognized, product mix, increased capitalized interest costs and higher construction costs, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. In addition, there was an increase in construction overhead due to additional personnel and costs associated with geographic expansion and a 29.9% increase in community count during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Gross margin for the three months ended March 31, 2020 was $106.6 million, an increase of $40.3 million, or 60.7%, from $66.3 million for the three months ended March 31, 2019. Gross margin as a percentage of home sales revenues was 23.4% for the three months ended March 31, 2020 and 23.1% for the three months ended March 31, 2019. This increase in gross margin as a percentage of home sales revenues for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily due to higher average sales price fueled by our product mix, favorable pricing environments and operational leverage obtained, partially offset by an increase in wholesale home closings as a percentage of total home closings.
Selling Expenses. Selling expenses for the three months ended March 31, 2020 were $32.8 million, an increase of $6.0 million, or 22.3%, from $26.8 million for the three months ended March 31, 2019. Sales commissions increased to $16.5 million for the three months ended March 31, 2020 from $11.6 million for the three months ended March 31, 2019, partially due to a 58.1% increase in home sales revenues during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Selling expenses as a percentage of home sales revenues were 7.2% and 9.3% for the three months ended March 31, 2020 and 2019, respectively. The decrease in selling expenses as a percentage of home sales revenues reflects operational leverage obtained and reduced advertising and selling expenses primarily associated with active communities, partially offset by increased personnel, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
General and Administrative. General and administrative expenses for the three months ended March 31, 2020 were $19.9 million, an increase of $1.5 million, or 8.1%, from $18.4 million for the three months ended March 31, 2019. The increase in the amount of general and administrative expenses is primarily due to increased personnel associated with an increase of active communities during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. General and administrative expenses as a percentage of home sales revenues were 4.4% and 6.4% for the three months ended March 31, 2020 and 2019, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Operating Income, Net Income before Income Taxes and Net Income. Operating income for the three months ended March 31, 2020 was $53.9 million, an increase of $32.8 million, or 155.6%, from $21.1 million for the three months ended March 31, 2019. Net income before income taxes for the three months ended March 31, 2020 was $54.9 million, an increase of $33.2 million, or 153.0%, from $21.7 million for the three months ended March 31, 2019. All reportable segments contributed to net income before income taxes during the three months ended March 31, 2020 as follows: Central - $24.2 million or 44.2%; Southeast - $7.9 million or 14.4%; Northwest - $16.5 million or 30.1%; West - $5.3 million or 9.6%; and Florida - $2.5 million or 4.6%. Net income for the three months ended March 31, 2020 was $42.8 million, an increase of $24.5 million, or 133.7%, from $18.3 million for the three months ended March 31, 2019. The improvement to operating income is primarily attributed to an increase in the number of homes closed with an overall higher gross margin percentage, as a result of higher average sales price realized during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Home sales revenues	$454,727	$287,594
Cost of sales	348,163	221,290
Gross margin	106,564	66,304
Capitalized interest charged to cost of sales	8,930	5,394
Purchase accounting adjustments (1)	623	630
Adjusted gross margin	$116,117	$72,328
Gross margin % (2)	23.4%	23.1%
Adjusted gross margin % (2)	25.5%	25.1%
(1)Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.
(2)Calculated as a percentage of home sales revenues.
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$42,839	$18,334
Income taxes	12,050	3,360
Depreciation and amortization	161	165
Capitalized interest charged to cost of sales	8,930	5,394
EBITDA	63,980	27,253
Purchase accounting adjustments(1)	623	630
Other income, net	(1,011)	(619)
Adjusted EBITDA	$63,592	$27,264
EBITDA margin %(2)	14.1%	9.5%
Adjusted EBITDA margin %(2)	14.0%	9.5%
(1)Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.
(2)Calculated as a percentage of home sales revenues.

Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing the purchase contract. The amount of the required deposit is minimal (generally $1,000). The deposits are refundable if the retail homebuyer is unable to obtain mortgage financing. We permit our retail homebuyers to cancel the purchase contract and obtain a refund of their deposit in the event mortgage financing cannot be obtained within a certain period of time, as specified in their purchase contract. Typically, our retail homebuyers provide documentation regarding their ability to obtain mortgage financing within 14 days after the purchase contract is signed. If we determine that the homebuyer is not qualified to obtain mortgage financing or is not otherwise financially able to purchase the home, we will terminate the purchase contract. If a purchase contract has not been cancelled or terminated within 14 days after the purchase contract has been signed, then the homebuyer has met the preliminary criteria to obtain mortgage financing. Only purchase contracts that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing are included in new (gross) orders. As a result of COVID-19, it may be more difficult for our homebuyers to qualify for and obtain mortgage financing to purchase a home.
Our “backlog” consists of homes that are under a purchase contract that has been signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed and wholesale contracts for which vertical construction is set to occur within the next six months. Since our business model is generally based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are currently under construction or complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations, the number of our active communities and the timing of home closings. Homes in backlog are generally closed within one to two months, although closings may be delayed during the COVID-19 pandemic. In addition, we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract. We also expect to experience decreases in our net orders as a result of the impacts and uncertainties resulting from the COVID-19 pandemic and related mitigation efforts.

As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Three Months Ended March 31,
	2020 (4)	2019 (5)
Net orders (1)	2,481	1,948
Cancellation rate (2)	18.3%	17.4%
Ending backlog – homes (3)	1,879	1,344
Ending backlog – value (3)	$446,271	$328,588
(1)Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.
(2)Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.
(3)Ending backlog consists of homes at the end of the period that are under a purchase contract that has been signed by homebuyers who have met our preliminary financing criteria but have not yet closed and wholesale contracts for which vertical construction is set to occur within the next six months. Ending backlog is valued at the contract amount.
(4)As of March 31, 2020, we have 338 units related to bulk sales agreements associated with our wholesale business.
(5)As of March 31, 2019, we have 213 units related to bulk sales agreements associated with our wholesale business, of which 67 units and values are not included in the table above.
Land Acquisition Policies and Development
We increased our active communities to 113 as of March 31, 2020 from 106 as of December 31, 2019. Our lot inventory increased to 50,273 owned or controlled lots as of March 31, 2020 from 48,062 owned or controlled lots as of December 31, 2019.
The table below shows (i) home closings by reportable segment for the three months ended March 31, 2020 and (ii) our owned or controlled lots by reportable segment as of March 31, 2020.

	Three Months Ended March 31, 2020	As of March 31, 2020
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	741	15,078	6,951	22,029
Southeast	403	9,749	5,596	15,345
Northwest	273	2,049	1,241	3,290
West	236	1,845	2,309	4,154
Florida	182	2,697	2,758	5,455
Total	1,835	31,418	18,855	50,273
(1)Of the 31,418 owned lots as of March 31, 2020, 20,003 were raw/under development lots and 11,415 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on closings. As homes are closed, we start more homes to maintain our inventory. As of March 31, 2020, we had a total of 1,780 completed homes, including information centers, and 1,857 homes in progress.

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
Liquidity and Capital Resources
Overview
As of March 31, 2020, we had $118.2 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of an acquisition.
We generally rely on our ability to finance our operations by generating operating cash flows, borrowing under the Credit Agreement (as defined below) or the issuance and sale of shares of our common stock. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing financing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.
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
While the COVID-19 pandemic and related mitigation efforts have created significant uncertainty as to general economic and housing market conditions for the remainder of 2020 and beyond, as of the date of this Quarterly Report on Form 10-Q, we believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations and cash expected to be available from the Credit Agreement or through accessing debt or equity capital, as needed. However, with the uncertainty surrounding COVID-19, our ability to engage in the transactions described above may be constrained by volatile or tight economic, capital, credit and financial market conditions, as well as moderated investor or lender interest or capacity and our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.
Revolving Credit Facility
On May 6, 2019, we entered into that certain Fourth Amended and Restated Credit Agreement (as amended by the First Amendment (as defined below), the “2019 Credit Agreement”) with several financial institutions and Wells Fargo Bank,

National Association, as administrative agent. The 2019 Credit Agreement has substantially similar terms and provisions to our third amended and restated credit agreement entered into in May 2018 with several financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “2018 Credit Agreement”), but, among other things, provides for a revolving credit facility of $550.0 million, which could be increased at our request by up to $100.0 million if the lenders make additional commitments, subject to the terms and conditions of the 2019 Credit Agreement (which was requested in December 2019). On December 6, 2019, we entered into a Lender Addition and Acknowledgement Agreement and First Amendment to Fourth Amended and Restated Credit Agreement (the “First Amendment”) with certain lenders and Wells Fargo Bank, National Association, as an increasing lender and administrative agent, whereby the aggregate revolving commitments under the 2019 Credit Agreement increased by $100.0 million from $550.0 million to $650.0 million in accordance with the relevant provisions of the 2019 Credit Agreement.
The 2019 Credit Agreement matures on May 31, 2022. Before each anniversary of the 2019 Credit Agreement, we may request a one-year extension of its maturity date. The 2019 Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The borrowings and letters of credit outstanding under the 2019 Credit Agreement, together with the outstanding principal balance of our 6.875% Senior Notes due 2026 (the “Senior Notes”), may not exceed the borrowing base under the 2019 Credit Agreement. As of March 31, 2020, the borrowing base under the 2019 Credit Agreement was $904.8 million, of which borrowings, including the Senior Notes, of $752.7 million were outstanding, $15.0 million of letters of credit were outstanding and $137.1 million was available to borrow under the 2019 Credit Agreement.
Interest is paid monthly on borrowings under the 2019 Credit Agreement at the London Interbank Offered Rate (“LIBOR”) plus 2.50%. The 2019 Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At March 31, 2020, LIBOR was 0.92%.
The 2019 Credit Agreement requires us to maintain (i) a tangible net worth of not less than approximately $486.9 million plus 75% of the net proceeds of all equity issuances plus 50.0% of the amount of our positive net income in any fiscal quarter after December 31, 2018, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 2.50 to 1.00. The 2019 Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2020, we were in compliance with all of the covenants contained in the 2019 Credit Agreement.
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
On April 30, 2020, we entered into a Second Amendment to Fourth Amended and Restated Credit Agreement (the “Second Amendment”), which amends the 2019 Credit Agreement (as so amended, the “Credit Agreement”). In the Second Amendment, lenders with $520.0 million, or 80.0%, of the $650.0 million of commitments under the Credit Agreement, agreed to extend the maturity of their commitments to May 31, 2023, with the remaining lenders retaining their existing maturity. The Second Amendment also reduced the minimum EBITDA to interest expense ratio from 2.50 to 1.75, increased the sublimit for letters of credit to $40.0 million and established a LIBOR floor of 0.70%. The Credit Agreement otherwise has substantially similar terms and provisions to the 2019 Credit Agreement and continues to provide for a $650.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement.
Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of the Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the Senior Notes mature on July 15, 2026. Terms of the Senior Notes are governed by an Indenture and First Supplemental Indenture thereto, each dated as of July 6, 2018, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Wilmington Trust, National Association, as trustee.

Convertible Notes
On November 15, 2019, our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) matured, which resulted in the principal payment of $70.0 million and the issuance of 2,381,751 shares of our common stock for the premium associated with the Convertible Notes.

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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $118.5 million as of March 31, 2020. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of March 31, 2020 will be drawn upon.
Cash Flows
Operating Activities
Net cash provided by operating activities was $58.8 million for the three months ended March 31, 2020. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the three months ended March 31, 2020 was primarily driven by net income of $42.8 million, and included cash inflow from the $17.9 million decrease in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity offset by changes in non-inventory balances of $1.9 million.
Net cash used in operating activities was $33.2 million for the three months ended March 31, 2019, primarily driven by net income of $18.3 million, and included cash outlays for the $61.3 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity offset by changes in non-inventory balances of $9.7 million.
Investing Activities
Net cash used in investing activities was $1.5 million for the three months ended March 31, 2020, primarily due to the additional investment in an unconsolidated entity and purchase of property and equipment.
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2019, which reflects the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $22.6 million for the three months ended March 31, 2020, primarily driven by borrowings of $128.1 million under the 2019 Credit Agreement, offset by $75.0 million of payments on the 2019 Credit Agreement and by the $31.3 million payment for shares repurchased under our stock repurchase program to be held as treasury stock.
Net cash provided by financing activities was $21.8 million for the three months ended March 31, 2019, primarily driven by net borrowings under the 2018 Credit Agreement.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of March 31, 2020, we had $34.8 million of cash deposits pertaining to land purchase contracts for 18,855 lots with an aggregate purchase price of $560.7 million. Approximately $25.1 million of the cash deposits as of March 31, 2020 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
As of March 31, 2020, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2020 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•the impact of the COVID-19 pandemic and its effect on us, our business, customers and subcontractors, and the markets in which we operate, U.S. and world financial markets, mortgage availability, potential regulatory actions, changes in customer and stakeholder behaviors and impacts on and modifications to our operations, business and financial condition relating to COVID-19;
•adverse economic changes either nationally or in the markets in which we operate, including, among other things, increases in unemployment, volatility of mortgage interest rates and inflation and decreases in housing prices;

•a slowdown in the homebuilding industry;
•volatility and uncertainty in the credit markets and broader financial markets;
•disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;
•the cyclical and seasonal nature of our business;
•our future operating results and financial condition;
•our business operations;
•changes in our business and investment strategy;
•the success of our operations in recently opened new markets and our ability to expand into additional new markets;
•our ability to successfully extend our business model to building homes with higher price points, developing larger communities and producing and selling multi-unit products, townhouses, wholesale products, and acreage home sites;
•our ability to develop our projects successfully or within expected timeframes;
•our ability to identify potential acquisition targets and close such acquisitions;
•our ability to successfully integrate any acquisitions with our existing operations;
•availability of land to acquire and our ability to acquire such land on favorable terms or at all;
•availability, terms and deployment of capital and ability to meet our ongoing liquidity needs;
•decisions of the Credit Agreement lender group;
•decline in the market value of our land portfolio;
•shortages of or increased prices for labor, land, or raw materials used in land development and housing construction, including due to changes in trade policies;
•delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;
•uninsured losses in excess of insurance limits;
•the cost and availability of insurance and surety bonds;
•changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations;
•the timing of receipt of regulatory approvals and the opening of projects;
•the degree and nature of our competition;
•increases in taxes or government fees;
•negative publicity or poor relations with the residents of our projects;
•existing and future litigation, arbitration or other claims;
•availability of qualified personnel and third-party contractors and subcontractors;
•information system failures, cyber incidents or breaches in security;
•our ability to retain our key personnel;
•our leverage and future debt service obligations;
•the impact on our business of any future government shutdown;
•other risks and uncertainties inherent in our business;
•other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•the risk factors set forth in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q; and
•the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2020. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of March 31, 2020, we had $452.7 million of variable rate indebtedness outstanding under the 2019 Credit Agreement. All of the outstanding borrowings under the 2019 Credit Agreement were, and all of the outstanding borrowings under the Credit Agreement, are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of March 31, 2020 was LIBOR plus 2.50%. At March 31, 2020, LIBOR was 0.92%. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $4.5 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factor set forth below and the other information presented in this Quarterly Report on Form 10-Q, you should carefully read and consider Management’s Discussion and Analysis of Financial Condition and Results of Operations included in, and the risk factors set forth in, our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
Our business could be materially and adversely disrupted by an epidemic or pandemic (such as the present outbreak and worldwide spread of COVID-19), or similar public threat, or fear of such an event, and the measures that federal, state and local governments and other authorities implement to address it.
An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and along with any associated economic and social instability or distress, have a material adverse impact on our business, financial condition, results of operations, cash flows, strategies or prospects.
On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” or “shelter-in-place” orders in certain of our markets. We have experienced resulting disruptions to our business operations, as these restrictions have significantly impacted many sectors of the economy, with businesses curtailing or ceasing normal operations. During the first quarter of 2020, certain markets in which we do business temporarily stopped our construction of homes. As of the date of this Quarterly Report on Form 10-Q, we have resumed construction of homes in those markets. Although we continue to build and sell homes in all of our markets, sales have slowed significantly, and sales contract cancellations have been impacted. The economic impact of COVID-19 may be reduced by financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other similar COVID-19 related federal and state programs; however, such programs may not have a positive impact on our business. While we continue to assess the COVID-19 situation, at this time we cannot estimate with any degree of certainty the full impact of the COVID-19 outbreak on our financial condition and future results of operations, although we expect the COVID-19 situation to adversely impact future quarters. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, among others, the ultimate geographic spread of COVID-19, the consequences of governmental and other measures designed to prevent the spread of COVID-19, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest; negatively impact mortgage availability or the federal government’s mortgage loan-related programs or policies; delay mortgage originations; tighten mortgage lending standards; or precipitate a prolonged economic downturn or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; negatively impact general consumer interest in purchasing a home compared to choosing other housing alternatives; impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows or access the Credit Agreement or the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the financial viability or availability of subcontractors, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. The inherent uncertainty surrounding COVID-19, due in part to rapidly changing governmental directives, public health challenges and progress and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for the remainder of 2020.
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes closed, average sales prices, revenues and profitability, and such impacts could be material to our business, financial condition, results of operations, cash flows, strategies or prospects in future quarters. In addition, should the COVID-19 public health effort intensify to such an extent that we cannot operate in most or all of our markets, we could generate few or no orders and deliver few, if any, homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if there are prolonged government restrictions on our business and our customers, or an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Credit Agreement, the Senior Notes and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; or service our outstanding indebtedness. Such a circumstance could, among other things, exhaust our available liquidity and ability to access liquidity sources or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchase of shares of our common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 1-31, 2020	—	$—	—	$48,494
February 1-29, 2020	20,000	$76.12	20,000	$46,972
March 1-31, 2020	547,028	$54.50	547,028	$17,159
	567,028	$55.26	567,028
(1)In November 2018, we announced that our Board authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. The stock repurchase program may be modified, discontinued or suspended at any time.
ITEM 5.  OTHER INFORMATION
Amendment to 2019 Credit Agreement. On April 30, 2020, we entered into the Second Amendment, which amends the 2019 Credit Agreement. In the Second Amendment, lenders with $520.0 million, or 80.0%, of the $650.0 million of commitments under the Credit Agreement, agreed to extend the maturity of their commitments to May 31, 2023, with the remaining lenders retaining their existing maturity. The Second Amendment also reduced the minimum EBITDA to interest expense ratio from 2.50 to 1.75, increased the sublimit for letters of credit to $40.0 million and established a LIBOR floor of 0.70%. The Credit Agreement otherwise has substantially similar terms and provisions to the 2019 Credit Agreement and continues to provide for a $650.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement. The description of the Second Amendment set forth in Note 5 – Notes Payable and Note 14 – Subsequent Events and referred to in other places in this Quarterly Report on Form 10-Q is qualified in its entirety by reference to the Second Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Additional Subsidiary Guarantors. On April 30, 2020, we and our subsidiaries that guarantee our obligations under the Credit Agreement entered into a Second Supplemental Indenture to that certain Indenture, dated as of July 6, 2018, with Wilmington Trust, National Association, as trustee, pursuant to which the Company’s wholly owned subsidiaries, LGI Homes – Pennsylvania, LLC and LGI Homes – Utah, LLC, issued a full and unconditional guarantee of the Senior Notes.
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
10.1*
Second Supplemental Indenture, dated as of April 30, 2020, among LGI Homes, Inc., the guaranteeing subsidiaries listed therein, the other subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee, governing LGI Homes, Inc.’s 6.875% Senior Notes due 2026.

10.2*
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 30, 2020, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent.

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

LGI Homes, Inc.

Date:	May 5, 2020	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	May 5, 2020	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer