Form 10-Q
period 2020-06-30
LGI Homes, Inc.
filed 2020-08-04
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020, there were 25,089,151 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$49,102	$38,345
Accounts receivable	58,230	56,390
Real estate inventory	1,458,258	1,499,624
Pre-acquisition costs and deposits	30,761	37,244
Property and equipment, net	1,876	1,632
Other assets	22,443	16,241
Deferred tax assets, net	3,687	4,621
Goodwill and intangible assets, net	12,018	12,018
Total assets	$1,636,375	$1,666,115

LIABILITIES AND EQUITY
Accounts payable	$15,410	$12,495
Accrued expenses and other liabilities	114,202	117,868
Notes payable	587,981	690,559
Total liabilities	717,593	820,922

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 26,695,179 shares issued and 25,089,151 shares outstanding as of June 30, 2020 and 26,398,409 shares issued and 25,359,409 shares outstanding as of December 31, 2019	267	264
Additional paid-in capital	259,061	252,603
Retained earnings	708,845	610,382
Treasury stock, at cost, 1,606,028 shares and 1,039,000 shares, respectively	(49,391)	(18,056)
Total equity	918,782	845,193
Total liabilities and equity	$1,636,375	$1,666,115

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Home sales revenues	$481,602	$461,830	$936,329	$749,424

Cost of sales	363,629	350,519	711,792	571,809
Selling expenses	29,960	33,890	62,723	60,681
General and administrative	20,179	18,980	40,102	37,418
Operating income	67,834	58,441	121,712	79,516
Loss on extinguishment of debt	—	169	—	169
Other income, net	(763)	(2,263)	(1,774)	(2,882)
Net income before income taxes	68,597	60,535	123,486	82,229
Income tax provision	12,973	14,480	25,023	17,840
Net income	$55,624	$46,055	$98,463	$64,389
Earnings per share:
Basic	$2.22	$2.01	$3.91	$2.82
Diluted	$2.21	$1.82	$3.88	$2.55

Weighted average shares outstanding:
Basic	25,074,826	22,926,156	25,198,952	22,835,920
Diluted	25,153,076	25,357,396	25,366,106	25,226,062

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2019	26,398,409	$264	$252,603	$610,382	$(18,056)	$845,193
Net income	—	—	—	42,839	—	42,839
Issuance of restricted stock units in settlement of accrued bonuses	—	—	222	—	—	222
Stock repurchase	—	—	—	—	(31,335)	(31,335)
Compensation expense for equity awards	—	—	1,853	—	—	1,853
Stock issued under employee incentive plans	282,065	2	831	—	—	833
BALANCE— March 31, 2020	26,680,474	$266	$255,509	$653,221	$(49,391)	$859,605
Net income	—	—	—	55,624	—	55,624
Compensation expense for equity awards	—	—	2,613	—	—	2,613
Stock issued under employee incentive plans	14,705	1	939	—	—	940
BALANCE— June 30, 2020	26,695,179	$267	$259,061	$708,845	$(49,391)	$918,782

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2018	23,746,385	$237	$241,988	$431,774	$(18,056)	$655,943
Net income	—	—	—	18,334	—	18,334
Issuance of restricted stock units in settlement of accrued bonuses	—	—	217	—	—	217
Compensation expense for equity awards	—	—	1,783	—	—	1,783
Stock issued under employee incentive plans	218,345	2	647	—	—	649
BALANCE— March 31, 2019	23,964,730	$239	$244,635	$450,108	$(18,056)	$676,926
Net income	—	—	—	46,055	—	46,055
Compensation expense for equity awards	—	—	1,639	—	—	1,639
Stock issued under employee incentive plans	14,153	1	614	—	—	615
BALANCE— June 30, 2019	23,978,883	$240	$246,888	$496,163	$(18,056)	$725,235

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$98,463	$64,389
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	317	326
Loss on extinguishment of debt	—	169
Compensation expense for equity awards	4,466	3,422
Deferred income taxes	934	775
Changes in assets and liabilities:
Accounts receivable	(1,839)	(371)
Real estate inventory	41,735	(99,671)
Pre-acquisition costs and deposits	6,483	(239)
Other assets	(5,077)	5,936
Accounts payable	2,915	13,321
Accrued expenses and other liabilities	(2,325)	(6,950)
Net cash provided by (used in) operating activities	146,072	(18,893)
Cash flows from investing activities:
Purchases of property and equipment	(560)	(323)
Investment in unconsolidated entity	(1,125)	—
Net cash used in investing activities	(1,685)	(323)
Cash flows from financing activities:
Proceeds from notes payable	133,019	79,750
Payments on notes payable	(235,000)	(68,800)
Loan issuance costs	(2,084)	(2,067)
Proceeds from sale of stock, net of offering expenses	1,770	1,264
Stock repurchase	(31,335)	—
Net cash provided by (used in) financing activities	(133,630)	10,147
Net increase (decrease) in cash and cash equivalents	10,757	(9,069)
Cash and cash equivalents, beginning of period	38,345	46,624
Cash and cash equivalents, end of period	$49,102	$37,555

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
The accompanying unaudited financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
COVID-19
On March 11, 2020, the World Health Organization declared the current outbreak of the novel strain of coronavirus (“COVID-19”) to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter-in-place orders and “stay-at-home” orders in certain of our markets. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. We have experienced resulting disruptions to our business operations, as these restrictions have significantly impacted many sectors of the economy, with businesses curtailing or ceasing normal operations. In March 2020, certain markets in which we do business temporarily stopped our construction of homes. Beginning in April 2020, we resumed construction of homes in those markets. Although we continued to build and sell homes in all of our markets, the pace of sales declined and we experienced an increase in the rate of contract cancellations. Since May 2020, the pace of sales has rebounded and we have experienced increased demand in our markets. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the impact of government actions designed to prevent the spread of COVID-19, the development of effective treatments, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. While we cannot reasonably estimate the length or severity of this pandemic, an extended economic slowdown in the United States could materially impact our consolidated financial statements in 2020 and beyond.
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Retail home sales revenues	$443,507	$443,450	$853,909	$724,915
Other	38,095	18,380	82,420	24,509
Total home sales revenues	$481,602	$461,830	$936,329	$749,424
The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 13 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Central	$167,924	$189,894	$333,699	$314,091
Southeast	128,577	77,820	217,024	130,234
Northwest	56,369	78,996	158,317	115,250
West	60,592	66,933	119,077	112,750
Florida	68,140	48,187	108,212	77,099
Total home sales revenues	$481,602	$461,830	$936,329	$749,424
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
3.  REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Land, land under development and finished lots	$944,151	$912,651
Information centers	29,387	26,959
Homes in progress	233,246	234,470
Completed homes	251,474	325,544
Total real estate inventory	$1,458,258	$1,499,624
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

4.  ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Taxes payable	$35,306	$28,679
Real estate inventory development and construction payable	31,273	35,870
Accrued compensation, bonuses and benefits	12,488	16,748
Accrued interest	10,593	11,361
Inventory related obligations	6,690	7,808
Lease liability	5,545	5,645
Warranty reserve	3,950	3,500
Other	8,357	8,257
Total accrued expenses and other liabilities	$114,202	$117,868
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Warranty reserves, beginning of period	$3,750	$3,000	$3,500	$2,950
Warranty provision	1,404	879	2,824	1,974
Warranty expenditures	(1,204)	(829)	(2,374)	(1,874)
Warranty reserves, end of period	$3,950	$3,050	$3,950	$3,050

5.  NOTES PAYABLE
Revolving Credit Agreement
On April 30, 2020, we entered into the Second Amendment to Fourth Amended and Restated Credit Agreement (the “Second Amendment”), which amends the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019 (as amended by the Lender Addition and Acknowledgement Agreement and First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 6, 2019, the “2019 Credit Agreement” and, together with the Second Amendment, the “Credit Agreement”), with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. In the Second Amendment, lenders with $520.0 million, or 80%, of the $650.0 million of commitments under the 2019 Credit Agreement, agreed to extend the maturity of their commitments to May 31, 2023, with the remaining lenders retaining their existing maturity of May 31, 2022. The Second Amendment also reduced the minimum EBITDA to interest expense ratio from 2.50 to 1.75, increased the sublimit for letters of credit to $40.0 million and established a London Interbank Offered Rate (“LIBOR”) floor of 0.70%. The Credit Agreement otherwise has substantially similar terms and provisions to the 2019 Credit Agreement and continues to provide for a $650.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement.
The Credit Agreement matures on May 31, 2023 with respect to 80% of the commitments thereunder and on May 31, 2022 with respect to 20% of the commitments thereunder. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 6.875% Senior Notes due 2026 (the “Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of June 30, 2020, the borrowing base under the Credit Agreement was $899.2 million, of which borrowings, including the Senior Notes, of $597.6 million were outstanding, $18.7 million of letters of credit were outstanding and $282.9 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.50%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At June 30, 2020, LIBOR was 0.18%; however, we are subject to the 0.70% LIBOR floor as stipulated in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2020, we were in compliance with all of the covenants contained in the Credit Agreement.
Convertible Notes
On November 15, 2019, our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) matured, which resulted in the principal payment of $70.0 million and the issuance of 2,381,751 shares of our common stock for the premium associated with the Convertible Notes.
Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of the Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the Senior Notes mature on July 15, 2026. Terms of the Senior Notes are governed by an Indenture and First Supplemental Indenture thereto, each dated as of July 6, 2018, and a Second Supplemental Indenture thereto, dated as of April 30, 2020, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Wilmington Trust, National Association, as trustee.
Notes payable consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Notes payable under the Credit Agreement ($650.0 million revolving credit facility at June 30, 2020) maturing in part on May 31, 2022 and in part on May 31, 2023; interest paid monthly at LIBOR plus 2.50%; net of debt issuance costs of approximately $6.0 million and $5.0 million at June 30, 2020 and December 31, 2019, respectively	$291,623	$394,531
6.875% Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%; net of debt issuance costs of approximately $2.0 million and $2.2 million at June 30, 2020 and December 31, 2019, respectively; and approximately $1.6 million and $1.8 million in unamortized discount at June 30, 2020 and December 31, 2019, respectively	296,358	296,028
Total notes payable	$587,981	$690,559

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest incurred	$9,262	$12,108	$19,418	$23,525
Less: Amounts capitalized	(9,262)	(12,108)	(19,418)	(23,525)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$3,676	$6,199	$18,700	$21,032
Included in interest incurred was amortization of deferred financing costs and discounts for notes payable of $0.7 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively.

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
For the three and six months ended June 30, 2020, our effective tax rates of 18.9% and 20.3%, respectively, are lower than the Federal statutory rate primarily as a result of the deductions in excess of compensation cost for share-based payments and a $3.5 million benefit recognized from the retroactive extension of the new energy efficient homes credit that was enacted into law in December 2019 offset by an increase in the rate for state income taxes, net of the federal benefit payments.
Income taxes paid were $0.5 million and $21.4 million for the three months ended June 30, 2020 and 2019, respectively. Income taxes paid were $18.9 million and $21.6 million for the six months ended June 30, 2020 and 2019, respectively.
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
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. We did not repurchase any shares of our common stock during the three months ended June 30, 2020. During the six months ended June 30, 2020, we repurchased 567,028 shares of our common stock for $31.3 million to be held as treasury stock. A total of 606,028 shares of our common stock has been repurchased since the stock repurchase program commenced. As of June 30, 2020, we may purchase up to $17.2 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. The stock repurchase program may be modified, discontinued or suspended at any time.

8.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator (in thousands):
Net Income (Numerator for basic and dilutive earnings per share)	$55,624	$46,055	$98,463	$64,389
Denominator:
Basic weighted average shares outstanding	25,074,826	22,926,156	25,198,952	22,835,920
Effect of dilutive securities:
Convertible Notes - treasury stock method	—	2,242,933	—	2,153,777
Stock-based compensation units	78,250	188,307	167,154	236,365
Diluted weighted average shares outstanding	25,153,076	25,357,396	25,366,106	25,226,062

Basic earnings per share	$2.22	$2.01	$3.91	$2.82
Diluted earnings per share	$2.21	$1.82	$3.88	$2.55
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	2,267	1,379	9,808	11,268
In accordance with Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the treasury stock method, since we had the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. The Convertible Notes matured and were repaid in full on November 15, 2019. Prior to the maturity of the Convertible Notes, we included the effect of the additional potential dilutive shares if our common stock price exceeded the conversion price of $21.52 per share under the treasury stock method. During the three and six months ended June 30, 2019, the average market price of our common stock exceeded the conversion price of $21.52 per share.
9. STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Six Months Ended June 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	162,686	$50.84	171,055	$39.04
Granted	48,766	$61.08	48,830	$57.00
Vested	(53,691)	$32.15	(42,686)	$22.22
Forfeited	(1,400)	$53.65	(6,641)	$46.69
Ending balance	156,361	$60.42	170,558	$48.12
We recognized $0.9 million and $0.6 million of stock-based compensation expense related to outstanding RSUs for the three months ended June 30, 2020 and 2019, respectively. We recognized $1.7 million and $1.1 million of stock-based compensation expense related to outstanding RSUs for the six months ended June 30, 2020 and 2019, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At

June 30, 2020, we had unrecognized compensation cost of $5.2 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.0 years.
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
The following table summarizes the activity of our PSUs for the six months ended June 30, 2020:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2019	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at June 30, 2020	Weighted Average Grant Date Fair Value
2017	2017 - 2019	104,770	—	(104,770)	—	—	$31.64
2018	2018 - 2020	60,040	—	—	—	60,040	$64.60
2019	2019 - 2021	81,242	—	—	—	81,242	$56.49
2020	2020 - 2022		88,538	—	—	88,538	$59.81
Total		246,052	88,538	(104,770)	—	229,820
At June 30, 2020, management estimates that the recipients will receive approximately 100%, 100% and 128% of the 2020, 2019 and 2018 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $1.5 million and $0.9 million of total stock-based compensation expense related to outstanding PSUs for the three months ended June 30, 2020 and 2019, respectively. We recognized $2.4 million and $2.1 million of total stock-based compensation expense related to outstanding PSUs for the six months ended June 30, 2020 and 2019, respectively. PSUs granted in 2017 vested on March 15, 2020 at 199% of the target amount, and 208,867 shares of our common stock were issued upon such vesting. At June 30, 2020, we had unrecognized compensation cost of $8.5 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.2 years.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of June 30, 2020, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at June 30, 2020 and December 31, 2019 (in thousands):

		June 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Notes	Level 2	$296,358	$322,894	$296,028	$337,853

11. RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
As of June 30, 2020, we have a land purchase contract to purchase a total of 110 finished lots in Pasco County, Florida from an affiliate of one of our directors for a total base purchase price of approximately $4.0 million. The lots will be purchased in takedowns, subject to a maximum price escalation of 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.2 million non-refundable deposit at June 30, 2020 related to this land purchase contract. In August 2019, we purchased our first takedown of 58 lots under the Pasco County contract for a base purchase price of approximately $2.1 million. We did not complete any takedowns under this land purchase contract during the three months ended June 30, 2020.
During the three months ended June 30, 2020, we purchased 25 finished lots in Montgomery County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $2.0 million.

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

	June 30, 2020	December 31, 2019
Land deposits and option payments	$28,790	$35,111
Commitments under the land purchase contracts if the purchases are consummated	$436,586	$539,122
Lots under land purchase contracts	12,519	16,205
As of June 30, 2020 and December 31, 2019, approximately $20.4 million and $26.3 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.3 million at each of June 30, 2020 and December 31, 2019. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.5 million and $5.6 million at June 30, 2020 and December 31, 2019, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.3 million for both the three months ended June 30, 2020 and 2019. Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.7 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the six months ended June 30, 2020 and 2019 was $0.7 million and $0.6 million, respectively. As of June 30, 2020, the weighted-average discount rate was 5.40% and our weighted-average remaining life was 5.8 years. We do not have any significant lease contracts that have not yet commenced at June 30, 2020.

The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2020 (in thousands):

Year Ending December 31,	Operating leases
2020	$604
2021	1,168
2022	1,010
2023	887
2024	744
Thereafter	2,280
Total	6,693
Lease amount representing interest	(1,148)
Present value of lease liabilities	$5,545
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $120.0 million (including $18.7 million of letters of credit issued under the Credit Agreement) and $108.7 million at June 30, 2020 and December 31, 2019, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entity
In July 2019, we became a limited partner in a real estate investment fund with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. As of June 30, 2020 and December 31, 2019, we have a total of $2.1 million and $1.1 million, respectively, within other assets on the balance sheet. Contributions into the unconsolidated entity are for the use of investing in certain real estate transactions.

13.  SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five reportable segments at June 30, 2020: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations. The Central division is our largest division and comprised approximately 36% and 42% of total home sales revenues for the six months ended June 30, 2020 and 2019, respectively.
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
Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Central	$167,924	$189,894	$333,699	$314,091
Southeast	128,577	77,820	217,024	130,234
Northwest	56,369	78,996	158,317	115,250
West	60,592	66,933	119,077	112,750
Florida	68,140	48,187	108,212	77,099
Total home sales revenues	$481,602	$461,830	$936,329	$749,424

Net income (loss) before income taxes:
Central	$29,615	$32,593	$53,849	$47,240
Southeast	16,875	5,745	24,783	6,160
Northwest	8,478	11,853	25,005	15,229
West	6,946	7,230	12,218	10,337
Florida	7,868	4,552	10,393	5,767
Corporate (1)	(1,185)	(1,438)	(2,762)	(2,504)
Total net income (loss) before income taxes	$68,597	$60,535	$123,486	$82,229
(1)The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	June 30, 2020	December 31, 2019
Assets:
Central	$622,190	$637,083
Southeast	408,289	410,944
Northwest	212,832	221,132
West	183,320	193,545
Florida	143,375	149,877
Corporate (1)	66,369	53,534
Total assets	$1,636,375	$1,666,115
(1)As of June 30, 2020 and December 31, 2019, the Corporate balance consists primarily of cash, prepaid insurance, ROU assets and prepaid expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
Business Overview
We are engaged in the design, construction and sale of new homes in the following markets:

West	Northwest	Central	Midwest	Florida	Southeast	Mid-Atlantic
Phoenix, AZ	Seattle, WA	Houston, TX	Minneapolis, MN	Tampa, FL	Atlanta, GA	Washington, D.C.
Tucson, AZ	Portland, OR	Dallas Ft. Worth, TX		Orlando, FL	Charlotte, NC	Richmond, VA
Albuquerque, NM	Denver, CO	San Antonio, TX		Fort Myers, FL	Raleigh, NC
Las Vegas, NV	Colorado Springs, CO	Austin, TX		Jacksonville, FL	Wilmington, NC
Northern CA		Oklahoma City, OK		Fort Pierce, FL	Winston-Salem, NC
Southern CA				Daytona Beach, FL	Columbia, SC
				Sarasota, FL	Greenville, SC
Birmingham, AL
Nashville, TN
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 40,000 homes. During the six months ended June 30, 2020, we had 3,840 home closings, compared to 3,172 home closings during the six months ended June 30, 2019.
We sell homes under the LGI Homes and Terrata Homes brands. Our 117 active communities at June 30, 2020 included three Terrata Homes communities.
During the three months ended June 30, 2020, we recorded $38.1 million in wholesale revenues as a result of 199 home closings, representing 9.9% of the total homes closed during the three months ended June 30, 2020. During the three months ended June 30, 2019, we recorded $18.4 million in wholesale revenues as a result of 82 wholesale home closings, representing 4.2% of the total homes closed during the three months ended June 30, 2019. We believe our wholesale home closings provide opportunities for us to leverage our systems and processes to meet the needs of companies looking to acquire multiple homes for rental purposes, primarily through bulk sales agreements.
COVID-19
On March 11, 2020, the World Health Organization declared the current outbreak of the novel strain of coronavirus (“COVID-19”) to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter-in-place orders and “stay-at-home” orders in certain of our markets. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. We have experienced resulting disruptions to our business operations, as these restrictions have significantly impacted many sectors of the economy, with businesses curtailing or ceasing normal operations. In March 2020, certain markets in which we do business temporarily stopped our construction of homes. Beginning in April 2020, we resumed construction of homes in those markets. Although we continued to build and sell homes in all of our markets, the pace of sales declined and we experienced an increase in the rate of contract cancellations. Since May 2020, the pace of sales has rebounded and we have experienced increased demand in our markets. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our subcontractors, suppliers and other business counterparties to experience operational delays.

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
In response to COVID-19, we continue to take steps to prioritize the health and safety of our employees, customers, subcontractors and suppliers, including expanded safety policies and practices based on Center for Disease Control guidelines to reduce the spread of COVID-19. Additionally, the majority of our corporate personnel continue to work remotely.
As a homebuilder and developer, we provide an important service to our customers. During the COVID-19 outbreak, our main focus beyond the health and safety mentioned above, will be to continue our efforts to sell homes and complete our homes under construction. In addition to the measures discussed above, beginning in March 2020, we implemented certain cash management policies, including eliminating business air travel, cancelling group meetings, delaying or canceling land acquisitions, deferring new starts to manage our overall inventory, significantly reducing marketing expenditures and delaying major expenditures. In May 2020, we began to acquire land and release starts for home construction in addition to increasing marketing expenditures.
We cannot estimate with any degree of certainty the full impact of COVID-19 on our financial condition and future results of operations. We also cannot predict the full impact that the significant disruption and volatility currently being experienced in the markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the impact of government actions designed to prevent the spread of COVID-19, the development of effective treatments, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q. While we expect COVID-19 to continue to have an influence on our future results, we believe that the desire for single-family homes outside of densely populated urban areas combined with historically low mortgage rates and low availability of existing homes is driving an increase in demand for new homes.
Recent Developments
During the three months ended June 30, 2020, we increased our market presence in three of our operating segments with the opening of additional communities in Northern California, Seattle, Denver, and Raleigh.
Key Results
Key financial results as of and for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, were as follows:
•Home sales revenues increased 4.3% to $481.6 million from $461.8 million.
•Homes closed increased 3.1% to 2,005 homes from 1,944 homes.
•Average sales price of our homes increased 1.1% to $240,200 from $237,567
•Gross margin as a percentage of home sales revenues increased to 24.5% from 24.1%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 26.6% from 26.3%.
•Net income before income taxes increased 13.3% to $68.6 million from $60.5 million.
•Net income increased 20.8% to $55.6 million from $46.1 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 16.1% from 15.1%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 16.2% from 14.8%.
•Total owned and controlled lots decreased 11.9% to 44,307 lots at June 30, 2020 from 50,273 lots at March 31, 2020.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
Key financial results as of and for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, were as follows:
•Home sales revenues increased 24.9% to $936.3 million from $749.4 million.
•Homes closed increased 21.1% to 3,840 homes from 3,172 homes.
•Average sales price of our homes increased 3.2% to $243,836 from $236,262.

•Gross margin as a percentage of home sales revenues increased to 24.0% from 23.7%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 26.1% from 25.8%.
•Net income before income taxes increased 50.2% to $123.5 million from $82.2 million.
•Net income increased 52.9% to $98.5 million from $64.4 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 15.1% from 12.9%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 15.1% from 12.8%.
•Total owned and controlled lots decreased 7.8% to 44,307 lots at June 30, 2020 from 48,062 lots at December 31, 2019.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$481,602	$461,830	$936,329	$749,424
Expenses:
Cost of sales	363,629	350,519	711,792	571,809
Selling expenses	29,960	33,890	62,723	60,681
General and administrative	20,179	18,980	40,102	37,418
Operating income	67,834	58,441	121,712	79,516
Loss on extinguishment of debt	—	169	—	169
Other income, net	(763)	(2,263)	(1,774)	(2,882)
Net income before income taxes	68,597	60,535	123,486	82,229
Income tax provision	12,973	14,480	25,023	17,840
Net income	$55,624	$46,055	$98,463	$64,389
Basic earnings per share	$2.22	$2.01	$3.91	$2.82
Diluted earnings per share	$2.21	$1.82	$3.88	$2.55
Other Financial and Operating Data:
Average Community Count	116.0	93.0	112.3	88.7
Community Count at end of period	117	93	117	93
Home closings	2,005	1,944	3,840	3,172
Average sales price of homes closed	$240,200	$237,567	$243,836	$236,262
Gross margin (1)	$117,973	$111,311	$224,537	$177,615
Gross margin % (2)	24.5%	24.1%	24.0%	23.7%
Adjusted gross margin (3)	$127,909	$121,256	$244,026	$193,584
Adjusted gross margin % (2)(3)	26.6%	26.3%	26.1%	25.8%
EBITDA (4)	$77,437	$69,685	$141,417	$96,938
EBITDA margin % (2)(4)	16.1%	15.1%	15.1%	12.9%
Adjusted EBITDA (4)	$77,926	$68,547	$141,518	$95,811
Adjusted EBITDA margin % (2)(4)	16.2%	14.8%	15.1%	12.8%
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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Homes Sales. Our home sales revenues, home closings, average sales price (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the three months ended June 30, 2020 and 2019 were as follows (revenues in thousands):

	Three Months Ended June 30, 2020
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$167,924	747	$224,798	34.0	7.3
Southeast	128,577	559	230,013	37.3	5.0
Northwest	56,369	153	368,425	11.3	4.5
West	60,592	236	256,746	15.3	5.1
Florida	68,140	310	219,806	18.0	5.7
Total	$481,602	2,005	$240,200	116.0	5.8

	Three Months Ended June 30, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$189,894	888	$213,845	33.3	8.9
Southeast	77,820	360	216,167	24.0	5.0
Northwest	78,996	214	369,140	11.0	6.5
West	66,933	248	269,891	13.0	6.4
Florida	48,187	234	205,927	11.7	6.7
Total	$461,830	1,944	$237,567	93.0	7.0

	As of June 30,
Community count	2020	2019
Central	34	33
Southeast	38	24
Northwest	12	11
West	15	13
Florida	18	12
Total community count	117	93
While direct immediate impacts related to the COVID-19 pandemic remain short lived to date, we believe that the long term effects of the pandemic will take an extended time to work through our operational results. Although our home closings for the second quarter of 2020 were higher than our home closing for the second quarter of 2019, shutdowns and stay-at-home orders slowed the pace of our sales in March 2020 and April 2020, which ultimately resulted in home closings during the second quarter of 2020 being lower than we would have predicted prior to the pandemic. Additionally, as a result of reducing starts in March 2020 and April 2020 to preserve cash, our availability of completed homes was reduced, which could slow the pace of our home closings in later periods.
Home sales revenues for the three months ended June 30, 2020 were $481.6 million, an increase of $19.8 million, or 4.3%, from $461.8 million for the three months ended June 30, 2019. The increase in home sales revenues is primarily due to a 3.1% increase in homes closed and an increase in the average sales price per home during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The average sales price per home closed during the three months ended June 30, 2020 was $240,200, an increase of $2,633, or 1.1%, from the average sales price per home of $237,567 for the three months ended June 30, 2019. This increase in the average sales price per home is primarily due to changes in product mix, higher price points in new markets and a favorable pricing environment. The increase in homes closed was largely due to deepening our presence within certain markets in the Southeast and Florida reportable segments during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Home sales revenues in our Central reportable segment decreased by $22.0 million, or 11.6%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a 15.9% decrease in the number of homes closed, partially offset by an increase in the average sales price per home in this segment. Home sales revenues in our Southeast reportable segment increased by $50.8 million, or 65.2%, primarily due to an increase in community count within existing markets. Home sales revenues in our Northwest reportable segment decreased by $22.6 million, or 28.6%, primarily due to a decrease in the number of homes closed and due to the close out of or transition between, and to a lesser extent available inventory in, certain active communities for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Home sales revenues in our West reportable segment decreased by $6.3 million, or 9.5%, during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily due to a 4.9% decrease in average sales price and a 4.8% decrease in the number of homes closed in this reportable segment, as a result of close out of or transition between, and to a lesser extent available inventory in, certain active communities. Home sales revenues in our Florida reportable segment increased by $20.0 million, or 41.4%, largely due to an increase in the number of homes closed resulting from an increase in community count for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Our community count at June 30, 2020 increased to 117 from 93 at June 30, 2019. All reportable segments added communities by deepening our presence within existing markets during the three months ended June 30, 2020.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended June 30, 2020 to $363.6 million, an increase of $13.1 million, or 3.7%, from $350.5 million for the three months ended June 30, 2019, primarily due to the increase in homes closed and product mix. As a percentage of home sales revenues, we experienced higher lot costs offset by lower capitalized interest costs and operating leverage driven by the increase in home sales revenues benefiting our home construction costs during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Gross margin for the three months ended June 30, 2020 was $118.0 million, an increase of $6.7 million, or 6.0%, from $111.3 million for the three months ended June 30, 2019. Gross margin as a percentage of home sales revenues was 24.5% for the three months ended June 30, 2020 and 24.1% for the three months ended June 30, 2019. This increase in gross margin as a percentage of home sales revenues is primarily due to operating leverage and lower capitalized interest costs recognized for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Selling Expenses. Selling expenses for the three months ended June 30, 2020 were $30.0 million, a decrease of $3.9 million, or 11.6%, from $33.9 million for the three months ended June 30, 2019. Sales commissions remained flat at $18.0 million for both the three months ended June 30, 2020 and 2019. Selling expenses as a percentage of home sales revenues were 6.2% and 7.3% for the three months ended June 30, 2020 and 2019, respectively. The decrease in selling expenses as a percentage of home sales revenues reflects cost saving measures implemented and the increased demand for our homes in response to the COVID-19 pandemic, as well as operating leverage realized from the increase in home sales revenues during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
General and Administrative. General and administrative expenses for the three months ended June 30, 2020 were $20.2 million, an increase of $1.2 million, or 6.3%, from $19.0 million for the three months ended June 30, 2019. The increase in the amount of general and administrative expenses is primarily due to increased personnel associated with an increase of active communities during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. General and administrative expenses as a percentage of home sales revenues were 4.2% and 4.1% for the three months ended June 30, 2020 and 2019, respectively. The increase in general and administrative expenses as a percentage of home sales revenues reflects costs associated with an increase of active communities during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Operating Income, Net Income before Taxes and Net Income. Operating income for the three months ended June 30, 2020 was $67.8 million, an increase of $9.4 million, or 16.1%, from $58.4 million for the three months ended June 30, 2019. Net income before income taxes for the three months ended June 30, 2020 was $68.6 million, an increase of $8.1 million, or 13.3%, from $60.5 million for the three months ended June 30, 2019. All reportable segments contributed to net income before income taxes during the three months ended June 30, 2020 as follows: Central - $29.6 million or 43.2%; Southeast - $16.9 million or 24.6%; Northwest - $8.5 million or 12.4%; West - $6.9 or 10.1%; and Florida - $7.9 or 11.5%. Net income for the three months ended June 30, 2020 was $55.6 million, an increase of $9.6 million, or 20.8%, from $46.1 million for the three months ended June 30, 2019. The increases in operating income, net income before income taxes and net income is primarily attributed to operating leverage realized from the increase in home sales revenues, higher average sales price and retroactive tax benefit recognized for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Homes Sales. Our home sales revenues, home closings, average sales price (ASP), average community count and average monthly absorption rate by reportable segment for the six months ended June 30, 2020 and 2019 were as follows (revenues in thousands):

	Six Months Ended June 30, 2020
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$333,699	1,488	$224,260	34.0	7.3
Southeast	217,024	962	225,597	34.2	4.7
Northwest	158,317	426	371,636	11.8	6.0
West	119,077	472	252,282	15.0	5.2
Florida	108,212	492	219,943	17.3	4.7
Total	$936,329	3,840	$243,836	112.3	5.7

	Six Months Ended June 30, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$314,091	1,466	$214,250	32.7	7.5
Southeast	130,234	590	220,736	21.5	4.6
Northwest	115,250	313	368,211	11.0	4.7
West	112,750	427	264,052	12.2	5.8
Florida	77,099	376	205,051	11.3	5.5
Total	$749,424	3,172	$236,262	88.7	6.0

Home sales revenues for the six months ended June 30, 2020 were $936.3 million, an increase of $186.9 million, or 24.9%, from $749.4 million for the six months ended June 30, 2019. The increase in home sales revenues is primarily due to a 21.1% increase in homes closed and an increase in the average sales price per home during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The average sales price per home closed during the six months ended June 30, 2020 was $243,836, an increase of $7,574, or 3.2%, from the average sales price per home of $236,262 for the six months ended June 30, 2019. This increase in the average sales price per home was primarily due to changes in product mix and higher price points in certain new markets, partially offset by additional wholesale home closings. All reportable segments experienced an increase in home closings during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The average monthly absorption rate fluctuations relate to timing associated with the opening, close out or transition between certain active communities during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Home sales revenues in our Central reportable segment increased by $19.6 million, or 6.2%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a 1.5% increase in the number of homes closed in this reportable segment, increased average sales price and increased community count at a slightly lower absorption rate. Home sales revenues in our Southeast reportable segment increased by $86.8 million, or 66.6%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to an increase in community count associated with deepening our presence within existing markets and to a lesser extent our geographic expansion into certain markets in South Carolina and Virginia at June 30, 2020 as compared to June 30, 2019. Home sales revenues in our Northwest reportable segment increased by $43.1 million, or 37.4%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a 36.1% increase in the number of homes closed in this reportable segment, which is due to close out of or transition between certain active communities during the six months ended June 30, 2019. Home sales revenues in our West reportable segment increased by $6.3 million, or 5.6%, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to a 10.5% increase in the number of homes closed in this reportable segment, offset by a 4.5% decrease in average sales price as a result of close out of or transition between, and to a lesser extent available inventory in, certain active communities. Home sales revenues in the Florida reportable segment increased, largely due to increased community count at a slightly lower absorption rate during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the six months ended June 30, 2020 to $711.8 million, an increase of $140.0 million, or 24.5%, from $571.8 million for the six months ended June 30, 2019. This overall increase is primarily due to a 21.1% increase in homes closed and product mix. As a percentage of home sales revenues, we experienced higher lot costs offset by lower capitalized interest costs and operating leverage driven by the increase in home sales revenues benefiting our home construction costs during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Gross margin for the six months ended June 30, 2020 was $224.5 million, an increase of $46.9 million, or 26.4%, from $177.6 million for the six months ended June 30, 2019. Gross margin as a percentage of home sales revenues was 24.0% for the six months ended June 30, 2020 and 23.7% for the six months ended June 30, 2019. This increase in gross margin as a percentage of home sales revenues for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is primarily due to higher average sales price fueled by our product mix, favorable pricing environments and operating leverage obtained, partially offset by an increase in wholesale home closings as a percentage of total home closings.
Selling Expenses. Selling expenses for the six months ended June 30, 2020 were $62.7 million, an increase of $2.0 million, or 3.4%, from $60.7 million for the six months ended June 30, 2019. Sales commissions increased to $34.5 million for the six months ended June 30, 2020 from $29.7 million for the six months ended June 30, 2019, partially due to a 24.9% increase in home sales revenues during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Selling expenses as a percentage of home sales revenues were 6.7% and 8.1% for the six months ended June 30, 2020 and 2019, respectively. The decrease in selling expenses as a percentage of home sales revenues reflects operating leverage obtained from the increase in home sales revenues, our cost saving measures implemented and the increased demand for our homes in response to the COVID-19 pandemic. This decrease was partially offset by increased community count and increased personnel, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
General and Administrative. General and administrative expenses for the six months ended June 30, 2020 were $40.1 million, an increase of $2.7 million, or 7.2%, from $37.4 million for the six months ended June 30, 2019. The increase in the amount of general and administrative expenses is primarily due to increased personnel associated with an increase of active communities during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. General and administrative expenses as a percentage of home sales revenues were 4.3% and 5.0% for the six months ended June 30, 2020 and 2019, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Operating Income, Net Income before Income Taxes and Net Income. Operating income for the six months ended June 30, 2020 was $121.7 million, an increase of $42.2 million, or 53.1%, from $79.5 million for the six months ended June 30, 2019. Net income before income taxes for the six months ended June 30, 2020 was $123.5 million, an increase of $41.3 million, or 50.2%, from $82.2 million for the six months ended June 30, 2019. All reportable segments contributed to net income before income taxes during the six months ended June 30, 2020 as follows: Central - $53.8 million or 43.6%; Southeast - $24.8 million or 20.1%; Northwest - $25.0 million or 20.2%; West - $12.2 million or 9.9%; and Florida - $10.4 million or 8.4%. Net income for the six months ended June 30, 2020 was $98.5 million, an increase of $34.1 million, or 52.9%, from $64.4 million for the six months ended June 30, 2019. The increases in operating income, net income before income taxes and net income is primarily attributed to an increase in the number of homes closed with an overall higher gross margin percentage, as a result of higher average sales price and retroactive tax benefit recognized during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Quarterly Report on Form 10-Q relating to adjusted gross margin, EBITDA and adjusted EBITDA.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Home sales revenues	$481,602	$461,830	$936,329	$749,424
Cost of sales	363,629	350,519	711,792	571,809
Gross margin	117,973	111,311	224,537	177,615
Capitalized interest charged to cost of sales	8,684	8,989	17,614	14,383
Purchase accounting adjustments (1)	1,252	956	1,875	1,586
Adjusted gross margin	$127,909	$121,256	$244,026	$193,584
Gross margin % (2)	24.5%	24.1%	24.0%	23.7%
Adjusted gross margin % (2)	26.6%	26.3%	26.1%	25.8%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$55,624	$46,055	$98,463	$64,389
Income taxes	12,973	14,480	25,023	17,840
Depreciation and amortization	156	161	317	326
Capitalized interest charged to cost of sales	8,684	8,989	17,614	14,383
EBITDA	77,437	69,685	141,417	96,938
Purchase accounting adjustments(1)	1,252	956	1,875	1,586
Loss on extinguishment of debt	—	169	—	169
Other income, net	(763)	(2,263)	(1,774)	(2,882)
Adjusted EBITDA	$77,926	$68,547	$141,518	$95,811
EBITDA margin %(2)	16.1%	15.1%	15.1%	12.9%
Adjusted EBITDA margin %(2)	16.2%	14.8%	15.1%	12.8%
(1)Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.
(2)Calculated as a percentage of home sales revenues.

Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing the purchase contract. The amount of the required deposit is minimal (generally $1,000). The deposits are refundable if the retail homebuyer is unable to obtain mortgage financing. We permit our retail homebuyers to cancel the purchase contract and obtain a refund of their deposit in the event mortgage financing cannot be obtained within a certain period of time, as specified in their purchase contract. Typically, our retail homebuyers provide documentation regarding their ability to obtain mortgage financing within 14 days after the purchase contract is signed. If we determine that the homebuyer is not qualified to obtain mortgage financing or is not otherwise financially able to purchase the home, we will terminate the purchase contract. If a purchase contract has not been cancelled or terminated within 14 days after the purchase contract has been signed, then the homebuyer has met the preliminary criteria to obtain mortgage financing. Only purchase contracts that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing are included in new (gross) orders. As a result of COVID-19, it has been, and may continue to be, more difficult for our homebuyers to qualify for and obtain mortgage financing to purchase a home.
Our “backlog” consists of homes that are under a purchase contract that has been signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed and wholesale contracts for which vertical construction is set to occur within the next six months. Since our business model is generally based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are currently under construction or complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations, the number of our active communities and the timing of home closings. Homes in backlog are generally closed within one to two months, although home closings have been, and may continue to be, delayed during the COVID-19 pandemic. In addition, we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Six Months Ended June 30,
	2020 (4)	2019 (5)
Net orders (1)	4,734	4,196
Cancellation rate (2)	21.8%	17.8%
Ending backlog – homes (3)	2,127	1,648
Ending backlog – value (3)	$558,007	$410,006
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
(4)As of June 30, 2020, we have 208 units related to bulk sales agreements associated with our wholesale business.
(5)As of June 30, 2019, we have 110 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We increased our active communities to 117 as of June 30, 2020 from 106 as of December 31, 2019. Our lot inventory decreased to 44,307 owned or controlled lots as of June 30, 2020 from 48,062 owned or controlled lots as of December 31, 2019 primarily due to certain cash management policies we implemented beginning in March 2020, which included delaying or canceling land acquisitions to manage our overall inventory.

The table below shows (i) home closings by reportable segment for the six months ended June 30, 2020 and (ii) our owned or controlled lots by reportable segment as of June 30, 2020.

	Six Months Ended June 30, 2020	As of June 30, 2020
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	1,488	15,506	4,295	19,801
Southeast	962	9,700	4,583	14,283
Northwest	426	2,097	953	3,050
West	472	1,987	1,592	3,579
Florida	492	2,498	1,096	3,594
Total	3,840	31,788	12,519	44,307
(1)Of the 31,788 owned lots as of June 30, 2020, 20,506 were raw/under development lots and 11,282 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of June 30, 2020, we had a total of 1,503 completed homes, including information centers, and 2,105 homes in progress.
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
Liquidity and Capital Resources
Overview
As of June 30, 2020, we had $49.1 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

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
Revolving Credit Facility
On April 30, 2020, we entered into the Second Amendment to Fourth Amended and Restated Credit Agreement (the “Second Amendment”), which amends the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019 (as amended by the Lender Addition and Acknowledgement Agreement and First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 6, 2019, the “2019 Credit Agreement” and, together with the Second Amendment, the “Credit Agreement”), with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. In the Second Amendment, lenders with $520.0 million, or 80%, of the $650.0 million of commitments under the 2019 Credit Agreement, agreed to extend the maturity of their commitments to May 31, 2023, with the remaining lenders retaining their existing maturity of May 31, 2022. The Second Amendment also reduced the minimum EBITDA to interest expense ratio from 2.50 to 1.75, increased the sublimit for letters of credit to $40.0 million and established a London Interbank Offered Rate (“LIBOR”) floor of 0.70%. The Credit Agreement otherwise has substantially similar terms and provisions to the 2019 Credit Agreement and continues to provide for a $650.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement.
The Credit Agreement matures on May 31, 2023 with respect to 80% of the commitments thereunder and on May 31, 2022 with respect to 20% of the commitments thereunder. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 6.875% Senior Notes due 2026 (the “Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of June 30, 2020, the borrowing base under the Credit Agreement was $899.2 million, of which borrowings, including the Senior Notes, of $597.6 million were outstanding, $18.7 million of letters of credit were outstanding and $282.9 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.50%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At June 30, 2020, LIBOR was 0.18%; however, we are subject to the 0.70% LIBOR floor as stipulated in the Credit Agreement.
The Credit Agreement requires us to maintain (i) a tangible net worth of not less than $625.0 million plus 75% of the net proceeds of all equity issuances plus 50.0% of the amount of our positive net income in any fiscal quarter after December 31, 2019, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 1.75 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2020, we were in compliance with all of the covenants contained in the Credit Agreement.
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
Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of the Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the Senior Notes mature on July 15, 2026. Terms of the Senior Notes are governed by an Indenture and First Supplemental Indenture thereto, each dated as of July 6, 2018, and a Second Supplemental Indenture thereto, dated as of April 30, 2020, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Wilmington Trust, National Association, as trustee.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $120.0 million as of June 30, 2020. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of June 30, 2020 will be drawn upon.
Cash Flows
Operating Activities
Net cash provided by operating activities was $146.1 million for the six months ended June 30, 2020. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the six months ended June 30, 2020 was primarily driven by net income of $98.5 million, and included cash inflow from the $41.7 million decrease in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity offset by changes in non-inventory balances of $5.9 million.
Net cash used in operating activities was $18.9 million for the six months ended June 30, 2019, primarily driven by net income of $64.4 million, and included cash outlays for the $99.7 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity offset by changes in non-inventory balances of $16.4 million.
Investing Activities
Net cash used in investing activities was $1.7 million for the six months ended June 30, 2020, primarily due to the additional investment in an unconsolidated entity and purchase of property and equipment.
Net cash used in investing activities was $0.3 million for the six months ended June 30, 2019, which reflects the purchase of property and equipment.
Financing Activities
Net cash used in financing activities was $133.6 million for the six months ended June 30, 2020, primarily driven by $235.0 million of payments on the Credit Agreement and by the $31.3 million payment for shares repurchased under our stock repurchase program to be held as treasury stock, offset by borrowings of $133.0 million under the Credit Agreement.

Net cash provided by financing activities was $10.1 million for the six months ended June 30, 2019, primarily driven by net borrowings under the 2019 Credit Agreement.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of June 30, 2020, we had $28.8 million of cash deposits pertaining to land purchase contracts for 12,519 lots with an aggregate purchase price of $436.6 million. Approximately $20.4 million of the cash deposits as of June 30, 2020 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
As of June 30, 2020, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2020 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

•the risk factor set forth in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q; and
•the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2020. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of June 30, 2020, we had $297.6 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of June 30, 2020 was LIBOR plus 2.50%. At June 30, 2020, LIBOR was 0.18%, subject to the 0.70% LIBOR floor as stipulated in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $3.0 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter-in-place orders and “stay-at-home” orders in certain of our markets. State and local authorities have also implemented multi-step policies with the goal of re-opening. However, certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. We have experienced resulting disruptions to our business operations, as these restrictions have significantly impacted many sectors of the economy, with businesses curtailing or ceasing normal operations.In March 2020, certain markets in which we do business temporarily stopped our construction of homes. Beginning in April 2020, we resumed construction of homes in those markets. Although we continued to build and sell homes in all of our markets, the pace of sales declined and we experienced an increase in the rate of contract cancellations. Since May 2020, the pace of sales has rebounded and we have experienced increased demand in our markets. However, the slower pace of our sales in March 2020 and April 2020 ultimately resulted in home closings during the second quarter of 2020 being lower than we would have predicted prior to the pandemic. Additionally, as a result of reducing starts in March 2020 and April 2020 to preserve cash, our availability of completed homes was reduced, which could slow the pace of our home closings in later periods. Further, our inventory of owned or controlled lots decreased during the first half of 2020 primarily due to certain cash management policies we implemented beginning in March 2020, which included delaying or canceling land acquisitions to manage our overall inventory. The economic impact of COVID-19 may be reduced by financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other similar COVID-19 related federal and state programs; however, such programs may not have a positive impact on our business. While we continue to assess the COVID-19 situation, at this time we cannot estimate with any degree of certainty the full impact of the COVID-19 outbreak on our financial condition and future results of operations, although we expect the COVID-19 situation to adversely impact future quarters. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the impact of government actions designed to prevent the spread of COVID-19, the development of effective treatments, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
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
10.1**
Second Supplemental Indenture, dated as of April 30, 2020, among LGI Homes, Inc., the guaranteeing subsidiaries listed therein, the other subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee, governing LGI Homes, Inc.’s 6.875% Senior Notes due 2026 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 5, 2020).

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

LGI Homes, Inc.

Date:	August 4, 2020	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	August 4, 2020	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer