Form 10-Q
period 2020-09-30
LGI Homes, Inc.
filed 2020-11-03
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

As of October 30, 2020, there were 25,100,426 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$46,335	$38,345
Accounts receivable	62,018	56,390
Real estate inventory	1,548,506	1,499,624
Pre-acquisition costs and deposits	34,945	37,244
Property and equipment, net	2,284	1,632
Other assets	51,284	16,241
Deferred tax assets, net	5,453	4,621
Goodwill	12,018	12,018
Total assets	$1,762,843	$1,666,115

LIABILITIES AND EQUITY
Accounts payable	$31,223	$12,495
Accrued expenses and other liabilities	100,272	117,868
Notes payable	618,678	690,559
Total liabilities	750,173	820,922

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 26,706,454 shares issued and 25,100,426 shares outstanding as of September 30, 2020 and 26,398,409 shares issued and 25,359,409 shares outstanding as of December 31, 2019	267	264
Additional paid-in capital	263,945	252,603
Retained earnings	797,849	610,382
Treasury stock, at cost, 1,606,028 shares and 1,039,000 shares, respectively	(49,391)	(18,056)
Total equity	1,012,670	845,193
Total liabilities and equity	$1,762,843	$1,666,115

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Home sales revenues	$534,202	$483,081	$1,470,531	$1,232,505

Cost of sales	398,971	366,431	1,110,763	938,240
Selling expenses	35,470	33,485	98,193	94,166
General and administrative	22,320	19,140	62,422	56,558
Operating income	77,441	64,025	199,153	143,541
Loss on extinguishment of debt	—	—	—	169
Other income, net	(374)	(707)	(2,148)	(3,589)
Net income before income taxes	77,815	64,732	201,301	146,961
Income tax provision (benefit)	(11,189)	15,383	13,834	33,223
Net income	$89,004	$49,349	$187,467	$113,738
Earnings per share:
Basic	$3.55	$2.15	$7.45	$4.97
Diluted	$3.52	$1.93	$7.40	$4.49

Weighted average shares outstanding:
Basic	25,089,424	22,939,907	25,162,162	22,870,948
Diluted	25,257,053	25,521,946	25,328,555	25,329,461

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2019	26,398,409	$264	$252,603	$610,382	$(18,056)	$845,193
Net income	—	—	—	42,839	—	42,839
Issuance of restricted stock units in settlement of accrued bonuses	—	—	222	—	—	222
Stock repurchase	—	—	—	—	(31,335)	(31,335)
Compensation expense for equity awards	—	—	1,853	—	—	1,853
Stock issued under employee incentive plans	282,065	2	831	—	—	833
BALANCE— March 31, 2020	26,680,474	$266	$255,509	$653,221	$(49,391)	$859,605
Net income	—	—	—	55,624	—	55,624
Compensation expense for equity awards	—	—	2,613	—	—	2,613
Stock issued under employee incentive plans	14,705	1	939	—	—	940
BALANCE— June 30, 2020	26,695,179	$267	$259,061	$708,845	$(49,391)	$918,782
Net income	—	—	—	89,004	—	89,004
Compensation expense for equity awards	—	—	3,926	—	—	3,926
Stock issued under employee incentive plans	11,275	—	958	—	—	958
BALANCE— September 30, 2020	26,706,454	$267	$263,945	$797,849	$(49,391)	$1,012,670

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

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$187,467	$113,738
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	509	487
Loss on extinguishment of debt	—	169
Compensation expense for equity awards	8,392	5,181
Deferred income taxes	(832)	2
Changes in assets and liabilities:
Accounts receivable	(5,627)	(2,594)
Real estate inventory	(48,781)	(249,921)
Pre-acquisition costs and deposits	2,299	5,615
Other assets	(33,917)	5,655
Accounts payable	18,727	19,763
Accrued expenses and other liabilities	(15,256)	(2,254)
Net cash provided by (used in) operating activities	112,981	(104,159)
Cash flows from investing activities:
Purchases of property and equipment	(1,161)	(541)
Investment in unconsolidated entity	(1,125)	(1,059)
Net cash used in investing activities	(2,286)	(1,600)
Cash flows from financing activities:
Proceeds from notes payable	203,056	180,067
Payments on notes payable	(275,000)	(83,800)
Loan issuance costs	(2,155)	(2,067)
Proceeds from sale of stock, net of offering expenses	2,729	1,965
Stock repurchase	(31,335)	—
Net cash provided by (used in) financing activities	(102,705)	96,165
Net increase (decrease) in cash and cash equivalents	7,990	(9,594)
Cash and cash equivalents, beginning of period	38,345	46,624
Cash and cash equivalents, end of period	$46,335	$37,030

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
The accompanying unaudited financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
COVID-19
On March 11, 2020, the World Health Organization declared the current outbreak of the novel strain of coronavirus (“COVID-19”) to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter-in-place orders and “stay-at-home” orders in certain of our markets. State and local authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to re-open or have nearly completed the re-opening process despite increases in COVID-19 cases. The COVID-19 outbreak may significantly worsen in the United States during the upcoming winter months, which may cause federal, state and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the re-opening of the economy may be further curtailed. We have experienced some resulting disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy, with various businesses curtailing or ceasing normal operations and subsequently attempting to resume operations. In March 2020, certain markets in which we do business temporarily stopped our construction of homes. Beginning in April 2020, we resumed construction of homes in those markets. Although we continued to build and sell homes in all of our markets, the pace of sales declined and we experienced an increase in the rate of contract cancellations. Since May 2020, the pace of sales has rebounded and we have experienced a sustained increase in demand in our markets. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the impact of government actions designed to prevent the spread of COVID-19, the development and availability of effective treatments and vaccines, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. While we cannot reasonably estimate the length or severity of this pandemic, an extended economic slowdown in the United States could materially impact our consolidated financial statements in 2020 and beyond.

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
On January 1, 2020, we adopted the FASB ASU No. 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements of fair value measurements. ASU 2018-13 was effective for us beginning January 1, 2020. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. The adoption of ASU 2018-13 did not have a material effect on our consolidated financial statements or disclosures.
On January 1, 2020, we adopted the FASB ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment” (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 was effective for us beginning January 1, 2020, with early adoption permitted, and applied prospectively. The adoption of ASU 2017-04 did not have a material effect on our consolidated financial statements or disclosures.
On January 1, 2020, we adopted the FASB ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments from an “incurred loss” approach to a new “expected credit loss” methodology. ASU 2016-13 was effective for us beginning January 1, 2020, with early adoption permitted. The adoption of ASU 2016-13 did not have a material effect on our consolidated financial statements or disclosures.
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Retail home sales revenues	$515,221	$457,124	$1,369,130	$1,182,039
Other	18,981	25,957	101,401	50,466
Total home sales revenues	$534,202	$483,081	$1,470,531	$1,232,505
The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 13 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Central	$186,909	$193,860	$520,608	$507,951
Southeast	130,131	91,452	347,155	221,686
Northwest	91,138	92,242	249,455	207,492
West	62,935	61,443	182,012	174,193
Florida	63,089	44,084	171,301	121,183
Total home sales revenues	$534,202	$483,081	$1,470,531	$1,232,505
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
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Land, land under development and finished lots	$866,723	$912,651
Information centers	29,718	26,959
Homes in progress	463,968	234,470
Completed homes	188,097	325,544
Total real estate inventory	$1,548,506	$1,499,624
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

4.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Taxes payable	$1,650	$28,679
Real estate inventory development and construction payable	40,492	35,870
Accrued compensation, bonuses and benefits	21,205	16,748
Accrued interest	5,624	11,361
Inventory related obligations	5,690	7,808
Lease liability	5,317	5,645
Warranty reserve	4,150	3,500
Contract deposits	8,514	2,502
Other	7,630	5,755
Total accrued expenses and other liabilities	$100,272	$117,868
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Warranty reserves, beginning of period	$3,950	$3,050	$3,500	$2,950
Warranty provision	1,284	1,602	4,108	3,576
Warranty expenditures	(1,084)	(1,452)	(3,458)	(3,326)
Warranty reserves, end of period	$4,150	$3,200	$4,150	$3,200

5.     NOTES PAYABLE
Revolving Credit Agreement
On April 30, 2020, we entered into the Second Amendment to Fourth Amended and Restated Credit Agreement (the “Second Amendment”), which amends the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019 (as amended by the Lender Addition and Acknowledgement Agreement and First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 6, 2019, the “2019 Credit Agreement” and, together with the Second Amendment, the “Credit Agreement”), with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. In the Second Amendment, certain lenders agreed to extend the maturity of their commitments, while another lender agreed to extend the maturity of its commitment subsequent to the execution of the Second Amendment. As of September 30, 2020, lenders with $566.0 million, or 87%, of the $650.0 million of commitments under the 2019 Credit Agreement agreed to extend the maturity of their commitments to May 31, 2023, with the remaining lenders retaining their existing maturity of May 31, 2022. The Second Amendment also reduced the minimum EBITDA to interest expense ratio from 2.50 to 1.75, increased the sublimit for letters of credit to $40.0 million and established a London Interbank Offered Rate (“LIBOR”) floor of 0.70%. The Credit Agreement otherwise has substantially similar terms and provisions to the 2019 Credit Agreement and continues to provide for a $650.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement.

The Credit Agreement matures on May 31, 2023 with respect to 87% of the commitments thereunder and on May 31, 2022 with respect to 13% of the commitments thereunder. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 6.875% Senior Notes due 2026 (the “Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of September 30, 2020, the borrowing base under the Credit Agreement was $949.4 million, of which borrowings, including the Senior Notes, of $627.6 million were outstanding, $15.3 million of letters of credit were outstanding and $306.5 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.35%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At September 30, 2020, LIBOR was 0.15%; however, the Credit Agreement has a 0.70% LIBOR floor.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2020, we were in compliance with all of the covenants contained in the Credit Agreement.
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
Notes payable consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Notes payable under the Credit Agreement ($650.0 million revolving credit facility at September 30, 2020) maturing in part on May 31, 2022 and in part on May 31, 2023; interest paid monthly at LIBOR plus 2.35%; net of debt issuance costs of approximately $5.5 million and $5.0 million at September 30, 2020 and December 31, 2019, respectively	$322,158	$394,531
6.875% Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%; net of debt issuance costs of approximately $2.0 million and $2.2 million at September 30, 2020 and December 31, 2019, respectively; and approximately $1.5 million and $1.8 million in unamortized discount at September 30, 2020 and December 31, 2019, respectively	296,520	296,028
Total notes payable	$618,678	$690,559

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest incurred	$8,885	$10,600	$28,303	$34,125
Less: Amounts capitalized	(8,885)	(10,600)	(28,303)	(34,125)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$13,122	$14,673	$31,822	$35,705
Included in interest incurred was amortization of deferred financing costs and discounts for notes payable of $0.8 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively, and $2.2 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively.
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
For the three and nine months ended September 30, 2020, our effective tax rates of (14.4)% and 6.9%, respectively, are lower than the Federal statutory rate primarily as a result of the retroactive extension of the federal energy efficient homes tax credit that was enacted into law in December 2019, including the application of the credits to homes closed in prior open tax years. These credits were extended to apply to homes closed through December 31, 2020. Total benefits recognized for the federal energy efficient homes tax credit were $29.4 million and $32.9 million for the three and nine months ended September 30, 2020, respectively. The impact of the federal energy efficient homes tax credit was partially offset by an increase in the rate for state income taxes, net of the federal benefit payments.
Income taxes paid were $46.6 million and $14.7 million for the three months ended September 30, 2020 and 2019, respectively. Income taxes paid were $65.5 million and $36.3 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. We did not repurchase any shares of our common stock during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we repurchased 567,028 shares of our common stock for $31.3 million to be held as treasury stock. A total of 606,028 shares of our common stock has been repurchased since our stock repurchase program commenced. As of September 30, 2020, we may purchase up to $17.2 million of shares of our common stock under our stock repurchase program. On October 30, 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million, increasing the available authorization under the program to purchase up to $317.2 million of shares of our common stock as of the date of this Quarterly Report on Form 10-Q. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

8.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator (in thousands):
Net Income (Numerator for basic and dilutive earnings per share)	$89,004	$49,349	$187,467	$113,738
Denominator:
Basic weighted average shares outstanding	25,089,424	22,939,907	25,162,162	22,870,948
Effect of dilutive securities:
Convertible Notes - treasury stock method	—	2,336,017	—	2,223,443
Stock-based compensation units	167,629	246,022	166,393	235,070
Diluted weighted average shares outstanding	25,257,053	25,521,946	25,328,555	25,329,461

Basic earnings per share	$3.55	$2.15	$7.45	$4.97
Diluted earnings per share	$3.52	$1.93	$7.40	$4.49
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	131	926	1,561	3,013
In accordance with Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, we calculated the dilutive effect of the Convertible Notes using the treasury stock method, since we had the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. The Convertible Notes matured and were repaid in full on November 15, 2019. Prior to the maturity of the Convertible Notes, we included the effect of the additional potential dilutive shares if our common stock price exceeded the conversion price of $21.52 per share under the treasury stock method. During the three and nine months ended September 30, 2019, the average market price of our common stock exceeded the conversion price of $21.52 per share.
9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Nine Months Ended September 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	162,686	$50.84	171,055	$39.04
Granted	48,926	$61.25	49,836	$57.49
Vested	(55,259)	$32.51	(42,823)	$22.27
Forfeited	(3,000)	$56.74	(12,733)	$47.21
Ending balance	153,353	$60.65	165,335	$48.35
We recognized $0.9 million and $0.5 million of stock-based compensation expense related to outstanding RSUs for the three months ended September 30, 2020 and 2019, respectively. We recognized $2.6 million and $1.6 million of stock-based compensation expense related to outstanding RSUs for the nine months ended September 30, 2020 and 2019, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At September 30, 2020, we had unrecognized compensation cost of $4.2 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.9 years.

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
The following table summarizes the activity of our PSUs for the nine months ended September 30, 2020:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2019	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at September 30, 2020	Weighted Average Grant Date Fair Value
2017	2017 - 2019	104,770	—	(104,770)	—	—	$31.64
2018	2018 - 2020	60,040	—	—	—	60,040	$64.60
2019	2019 - 2021	81,242	—	—	—	81,242	$56.49
2020	2020 - 2022	—	88,538	—	—	88,538	$59.81
Total		246,052	88,538	(104,770)	—	229,820
At September 30, 2020, management estimates that the recipients will receive approximately 152%, 135% and 161% of the 2020, 2019 and 2018 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $1.3 million and $1.1 million of total stock-based compensation expense related to outstanding PSUs for the three months ended September 30, 2020 and 2019, respectively. We recognized $3.7 million and $3.2 million of total stock-based compensation expense related to outstanding PSUs for the nine months ended September 30, 2020 and 2019, respectively. PSUs granted in 2017 vested on March 15, 2020 at 199% of the target amount, and 208,867 shares of our common stock were issued upon such vesting. At September 30, 2020, we had unrecognized compensation cost of $9.4 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.0 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of

September 30, 2020, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at September 30, 2020 and December 31, 2019 (in thousands):

		September 30, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Notes	Level 2	$296,520	$335,718	$296,028	$337,853

11.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
As of September 30, 2020, we have a land purchase contract to purchase a total of 110 finished lots in Pasco County, Florida from an affiliate of one of our directors for a total base purchase price of approximately $4.0 million. The lots will be purchased in takedowns, subject to a maximum price escalation of 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.2 million non-refundable deposit at September 30, 2020 related to this land purchase contract. In August 2019, we purchased our first takedown of 58 lots under the Pasco County contract for a base purchase price of approximately $2.1 million. We did not complete any takedowns under this land purchase contract during the three and nine months ended September 30, 2020.
During the three months ended September 30, 2020, we entered into a land purchase contract to purchase 10 finished lots in Montgomery County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $0.8 million. That transaction closed on October 23, 2020. During the nine months ended September 30, 2020, we purchased 25 finished lots in Montgomery County, Texas from an affiliate of the same family member of our chief executive officer for a total base purchase price of approximately $2.0 million.
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

	September 30, 2020	December 31, 2019
Land deposits and option payments	$32,493	$35,111
Commitments under the land purchase contracts if the purchases are consummated	$663,209	$539,122
Lots under land purchase contracts	24,557	16,205
As of September 30, 2020 and December 31, 2019, approximately $21.8 million and $26.3 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.0 million and $5.3 million as of September 30, 2020 and December 31, 2019, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.3 million and $5.6 million at September 30, 2020 and December 31, 2019, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.4 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $1.2 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the nine months ended September 30, 2020 and 2019 was $0.7 million and $0.3 million, respectively. As of September 30, 2020, the weighted-average discount rate was 5.42% and our weighted-average remaining life was 5.6 years. We do not have any significant lease contracts that have not yet commenced at September 30, 2020.
The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2020 (in thousands):

Year Ending December 31,	Operating leases
2020	$304
2021	1,168
2022	1,010
2023	887
2024	744
Thereafter	2,279
Total	6,392
Lease amount representing interest	(1,075)
Present value of lease liabilities	$5,317
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $120.4 million (including $15.3 million of letters of credit issued under the Credit Agreement) and $108.7 million at September 30, 2020 and December 31, 2019, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entity
In July 2019, we became a limited partner in a real estate investment fund with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. As of September 30, 2020 and December 31, 2019, we have a total of $2.1 million and $1.1 million, respectively, within other assets on the balance sheet. Contributions into the unconsolidated entity are for the use of investing in certain real estate transactions.
13.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five reportable segments at September 30, 2020: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations. The Central division is our largest division and comprised approximately 35% and 41% of total home sales revenues for the nine months ended September 30, 2020 and 2019, respectively.
In accordance with ASC Topic 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-makers (“CODMs”) in deciding how to allocate resources and in assessing performance. The CODMs primarily evaluate performance based on the number of homes closed, gross margin and average sales price per home closed.
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
Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Central	$186,909	$193,860	$520,608	$507,951
Southeast	130,131	91,452	347,155	221,686
Northwest	91,138	92,242	249,455	207,492
West	62,935	61,443	182,012	174,193
Florida	63,089	44,084	171,301	121,183
Total home sales revenues	$534,202	$483,081	$1,470,531	$1,232,505

Net income (loss) before income taxes:
Central	$32,845	$33,134	$86,694	$80,374
Southeast	17,280	8,710	42,063	14,870
Northwest	15,940	15,064	40,945	30,293
West	6,883	6,542	19,101	16,879
Florida	6,608	3,161	17,001	8,928
Corporate (1)	(1,741)	(1,879)	(4,503)	(4,383)
Total net income (loss) before income taxes	$77,815	$64,732	$201,301	$146,961
(1)The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	September 30, 2020	December 31, 2019
Assets:
Central	$678,226	$637,083
Southeast	410,697	410,944
Northwest	237,736	221,132
West	194,805	193,545
Florida	148,228	149,877
Corporate (1)	93,151	53,534
Total assets	$1,762,843	$1,666,115
(1)As of September 30, 2020, the Corporate balance consists primarily of cash, prepaid insurance, ROU assets, prepaid expenses and income tax receivables related to the federal energy efficient homes tax credit. As of December 31, 2019, the Corporate balance consists primarily of cash, prepaid insurance, ROU assets and prepaid expenses.
14.    SUBSEQUENT EVENT
On October 30, 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million, increasing the available authorization under the program to purchase up to $317.2 million of shares of our common stock as of the date of this Quarterly Report on Form 10-Q.

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
Birmingham, AL
Nashville, TN
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 40,000 homes. During the nine months ended September 30, 2020, we had 5,931 home closings, compared to 5,175 home closings during the nine months ended September 30, 2019.
We sell homes under the LGI Homes and Terrata Homes brands. Our 110 active communities at September 30, 2020 included two Terrata Homes communities.
During the three months ended September 30, 2020, we recorded $19.0 million in wholesale revenues as a result of 92 home closings, representing 4.4% of the total homes closed during the three months ended September 30, 2020. During the three months ended September 30, 2019, we recorded $26.0 million in wholesale revenues as a result of 127 wholesale home closings, representing 6.3% of the total homes closed during the three months ended September 30, 2019. We believe our wholesale home closings provide opportunities for us to leverage our systems and processes to meet the needs of companies looking to acquire multiple homes for rental purposes, primarily through bulk sales agreements.
COVID-19
On March 11, 2020, the World Health Organization declared the current outbreak of the novel strain of coronavirus (“COVID-19”) to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter-in-place orders and “stay-at-home” orders in certain of our markets. State and local authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to re-open or have nearly completed the re-opening process despite increases in COVID-19 cases. The COVID-19 outbreak may significantly worsen in the United States during the upcoming winter months, which may cause federal, state and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the re-opening of the economy may be further curtailed. We have experienced some resulting disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy, with various businesses curtailing or ceasing normal operations and subsequently attempting to resume operations. In March 2020, certain markets in which we do business temporarily stopped our construction of homes. Beginning in April 2020, we resumed construction of homes in those markets. Although we continued to build and sell homes in all of our markets, the pace of sales declined and we experienced an increase in the rate of contract cancellations. Since May 2020, the pace of sales has rebounded and we have experienced a sustained increase in demand in our markets. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19. Such measures have caused, and may continue to cause, us, our subcontractors, suppliers and other business counterparties to experience operational delays.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, and in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. The outbreak of COVID-19 caused the shutdown of large portions of our national economy during the first half of 2020. The spread of COVID-19 has also caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence.
In response to COVID-19, we continue to take steps to prioritize the health and safety of our employees, customers, subcontractors and suppliers, including expanded safety policies and practices based on Center for Disease Control guidelines to reduce the spread of COVID-19.
As a homebuilder and developer, we provide an important service to our customers. During the COVID-19 outbreak, our main focus beyond the health and safety mentioned above is to continue our efforts to sell homes and complete our homes under construction. In addition to the measures discussed above, beginning in March 2020, we implemented certain cash management policies, including eliminating business air travel, cancelling in-person group meetings, delaying or canceling land acquisitions, deferring new starts to manage our overall inventory, significantly reducing marketing expenditures and delaying major expenditures. In May 2020, we began to acquire land and release starts for home construction in addition to increasing marketing expenditures and later began reinstating some necessary travel. From time to time during the COVID-19 outbreak, we have had to close individual sales offices for a limited period of time, as a result of potential or actual exposure to COVID-19 by one or more of our employees. In September 2020, our employees working in our corporate headquarters returned to working under modified protocols to ensure health and safety at the office.
We cannot estimate with any degree of certainty the full impact of COVID-19 on our financial condition and future results of operations. We also cannot predict the full impact that the significant disruption and volatility currently being experienced in the markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the impact of government actions designed to prevent the spread of COVID-19, the development and availability of effective treatments and vaccines, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q. While we expect COVID-19 to continue to influence our future results, we believe that the desire for single-family homes outside of densely populated urban areas combined with historically low mortgage rates and low availability of existing homes is driving an increase in demand for new homes.
Recent Developments
On October 16, 2020, the Company paid a special one-time appreciation bonus, totaling $1.5 million, to approximately 760 eligible “frontline” employees whose roles and responsibilities required that they directly interact with the public on a daily basis. The bonus was in recognition of the extraordinary efforts of such workers during the COVID-19 pandemic.
On October 30, 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million, increasing the available authorization under the program to purchase up to $317.2 million of shares of our common stock as of the date of this Quarterly Report on Form 10-Q.
Key Results
Key financial results as of and for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, were as follows:
•Home sales revenues increased 10.6% to $534.2 million from $483.1 million.
•Homes closed increased 4.4% to 2,091 homes from 2,003 homes.
•Average sales price per home closed increased 5.9% to $255,477 from $241,179
•Gross margin as a percentage of home sales revenues increased to 25.3% from 24.1%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 27.3% from 26.3%.
•Net income before income taxes increased 20.2% to $77.8 million from $64.7 million.
•Net income increased 80.4% to $89.0 million from $49.3 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 16.3% from 15.4%.

•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 16.5% from 15.4%.
•Total owned and controlled lots increased 29.1% to 57,185 lots at September 30, 2020 from 44,307 lots at June 30, 2020.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
Key financial results as of and for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, were as follows:
•Home sales revenues increased 19.3% to $1.5 billion from $1.2 billion.
•Homes closed increased 14.6% to 5,931 homes from 5,175 homes.
•Average sales price per home closed increased 4.1% to $247,940 from $238,165.
•Gross margin as a percentage of home sales revenues increased to 24.5% from 23.9%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 26.5% from 26.0%.
•Net income before income taxes increased 37.0% to $201.3 million from $147.0 million.
•Net income increased 64.8% to $187.5 million from $113.7 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 15.5% from 13.9%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 15.6% from 13.8%.
•Total owned and controlled lots increased 19.0% to 57,185 lots at September 30, 2020 from 48,062 lots at December 31, 2019.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$534,202	$483,081	$1,470,531	$1,232,505
Expenses:
Cost of sales	398,971	366,431	1,110,763	938,240
Selling expenses	35,470	33,485	98,193	94,166
General and administrative	22,320	19,140	62,422	56,558
Operating income	77,441	64,025	199,153	143,541
Loss on extinguishment of debt	—	—	—	169
Other income, net	(374)	(707)	(2,148)	(3,589)
Net income before income taxes	77,815	64,732	201,301	146,961
Income tax provision (benefit)	(11,189)	15,383	13,834	33,223
Net income	$89,004	$49,349	$187,467	$113,738
Basic earnings per share	$3.55	$2.15	$7.45	$4.97
Diluted earnings per share	$3.52	$1.93	$7.40	$4.49
Other Financial and Operating Data:
Average Community Count	109.3	101.3	111.3	92.8
Community Count at end of period	110	103	110	103
Home closings	2,091	2,003	5,931	5,175
Average sales price per home closed	$255,477	$241,179	$247,940	$238,165
Gross margin (1)	$135,231	$116,650	$359,768	$294,265
Gross margin % (2)	25.3%	24.1%	24.5%	23.9%
Adjusted gross margin (3)	$145,791	$126,832	$389,817	$320,416
Adjusted gross margin % (2)(3)	27.3%	26.3%	26.5%	26.0%
EBITDA (4)	$87,171	$74,404	$228,588	$171,342
EBITDA margin % (2)(4)	16.3%	15.4%	15.5%	13.9%
Adjusted EBITDA (4)	$88,193	$74,368	$229,711	$170,179
Adjusted EBITDA margin % (2)(4)	16.5%	15.4%	15.6%	13.8%
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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the three months ended September 30, 2020 and 2019 were as follows (revenues in thousands):

	Three Months Ended September 30, 2020
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$186,909	812	$230,183	33.3	8.1
Southeast	130,131	550	236,602	33.7	5.4
Northwest	91,138	229	397,983	11.7	6.5
West	62,935	220	286,068	12.7	5.8
Florida	63,089	280	225,318	18.0	5.2
Total	$534,202	2,091	$255,477	109.3	6.4

	Three Months Ended September 30, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$193,860	876	$221,301	34.0	8.6
Southeast	91,452	420	217,743	26.3	5.3
Northwest	92,242	254	363,157	14.0	6.0
West	61,443	240	256,013	13.0	6.2
Florida	44,084	213	206,967	14.0	5.1
Total	$483,081	2,003	$241,179	101.3	6.6

	As of September 30,
Community count	2020	2019
Central	35	34
Southeast	31	27
Northwest	13	14
West	12	13
Florida	19	15
Total community count	110	103
Home sales revenues for the three months ended September 30, 2020 were $534.2 million, an increase of $51.1 million, or 10.6%, from $483.1 million for the three months ended September 30, 2019. The increase in home sales revenues is primarily due to a 4.4% increase in homes closed and an increase in the average sales price per home closed during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The average sales price per home closed during the three months ended September 30, 2020 was $255,477, an increase of $14,298, or 5.9%, from the average sales price per home closed of $241,179 for the three months ended September 30, 2019. This increase in the average sales price per home closed is primarily due to changes in product mix, higher price points in certain markets and a favorable pricing environment. The overall increase in home closings was largely due to deepening our presence within certain markets in the Southeast and Florida reportable segments during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Home sales revenues in our Central reportable segment decreased by $7.0 million, or 3.6%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to a 7.3% decrease in the number of homes closed due to the close out of or transition between, and to a lesser extent available inventory in, certain active communities for the three months ended September 30, 2020, partially offset by an increase in the average sales price per home closed in this reportable segment. Home sales revenues in our Southeast reportable segment increased by $38.7 million, or 42.3%, primarily due to an increase in community count within existing markets. Home sales revenues in our Northwest reportable segment decreased by $1.1 million, or 1.2%, primarily due to a decrease in the number of homes closed and due to the close out of or transition between, and to a lesser extent available inventory in, certain active communities for the three months ended September 30, 2020. Home sales revenues in our West reportable segment increased by $1.5 million, or 2.4%, during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to an 11.7% increase in average sales price per home closed, offset by an 8.3% decrease in the number of homes closed in this reportable segment, as a result of close out of or transition between, and to a lesser extent available inventory in, certain active communities for the three months ended September 30, 2020. Home sales revenues in our Florida reportable segment increased by $19.0 million, or 43.1%, largely due to an increase in the number of homes closed resulting from an increase in community count for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Our community count at September 30, 2020 increased to 110 from 103 at September 30, 2019. The overall increase in community count was primarily driven by deepening our existing market presence within the Southeast and Florida reportable segments, and partially offset by close out or transition between communities within certain markets located within our Central, Northwest and West reportable segments during the three months ended September 30, 2020.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended September 30, 2020 to $399.0 million, an increase of $32.5 million, or 8.9%, from $366.4 million for the three months ended September 30, 2019, primarily due to the increase in homes closed and product mix. As a percentage of home sales revenues, cost of sales decreased as a result of an increase in home sales revenues benefiting our home construction costs, lower capitalized interest and lower overhead, partially offset by higher lot costs during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Gross margin for the three months ended September 30, 2020 was $135.2 million, an increase of $18.6 million, or 15.9%, from $116.7 million for the three months ended September 30, 2019. Gross margin as a percentage of home sales revenues was 25.3% for the three months ended September 30, 2020 and 24.1% for the three months ended September 30, 2019. This increase in gross margin as a percentage of home sales revenues is primarily due to an increase in homes closed with a higher average sales price per home closed, lower capitalized interest and lower overhead, offset by higher lot costs for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Selling Expenses. Selling expenses for the three months ended September 30, 2020 were $35.5 million, an increase of $2.0 million, or 5.9%, from $33.5 million for the three months ended September 30, 2019. Sales commissions increased to $20.7 million for the three months ended September 30, 2020 from $17.7 million for the three months ended September 30, 2019, primarily due to a 10.6% increase in home sales revenues during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Selling expenses as a percentage of home sales revenues were 6.6% and 6.9% for the three months ended September 30, 2020 and 2019, respectively. The decrease in selling expenses as a percentage of home sales revenues reflects sustained cost saving measures implemented and the increased demand for our homes in response to the COVID-19 pandemic, as well as operating leverage realized from the increase in home sales revenues during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
General and Administrative. General and administrative expenses for the three months ended September 30, 2020 were $22.3 million, an increase of $3.2 million, or 16.6%, from $19.1 million for the three months ended September 30, 2019. The increase in the amount of general and administrative expenses is primarily due to increased personnel associated with an increase in active communities during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. General and administrative expenses as a percentage of home sales revenues were 4.2% and 4.0% for the three months ended September 30, 2020 and 2019, respectively. The increase in general and administrative expenses as a percentage of home sales revenues reflects costs primarily related to the identification and certification of available federal energy efficient homes tax credits and, to a lesser extent, increased personnel associated with an increase in active communities during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Operating Income and Net Income before Taxes. Operating income for the three months ended September 30, 2020 was $77.4 million, an increase of $13.4 million, or 21.0%, from $64.0 million for the three months ended September 30, 2019. Net income before income taxes for the three months ended September 30, 2020 was $77.8 million, an increase of $13.1 million, or 20.2%, from $64.7 million for the three months ended September 30, 2019. All reportable segments contributed to net income before income taxes during the three months ended September 30, 2020 as follows: Central - $32.8 million or 42.2%; Southeast - $17.3 million or 22.2%; Northwest - $15.9 million or 20.5%; West - $6.9 or 8.8%; and Florida - $6.6 or 8.5%. The increases in operating income and net income before income taxes are primarily attributed to operating leverage realized from the increase in home sales revenues and higher average sales price per home closed during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Income Taxes. Income tax benefit for the three months ended September 30, 2020 was $11.2 million, an increase of $26.6 million, or 172.7%, from income tax provision of $15.4 million for the three months ended September 30, 2019. The increase in the amount of income tax benefit is primarily due to the change in our effective tax rate to a 14.4% effective tax benefit from a 23.8% effective tax provision as a result of the tax benefits relating to the federal energy efficient homes tax credits we recognized for the three months ended September 30, 2020, partially offset by the 20.2% increase in net income before taxes. Federal energy efficient homes tax credits recognized during the three months ended September 30, 2020 totaled $29.4 million, of which $27.1 million related to homes closed in prior open tax years and homes closed in the first and second quarter of 2020. This federal tax credit was extended to apply to homes closed through December 31, 2020. We believe this tax credit will continue to impact our results of operations for the duration of 2020.
Net Income. Net income for the three months ended September 30, 2020 was $89.0 million, an increase of $39.7 million, or 80.4%, from $49.3 million for the three months ended September 30, 2019. The increase in net income is primarily attributed to operating leverage realized from the increase in home sales revenues, higher average sales price per home closed and $29.4 million of tax benefit relating to the federal energy efficient homes tax credits recognized during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the nine months ended September 30, 2020 and 2019 were as follows (revenues in thousands):

	Nine Months Ended September 30, 2020
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$520,608	2,300	$226,351	33.8	7.6
Southeast	347,155	1,512	229,600	34.0	4.9
Northwest	249,455	655	380,847	11.8	6.2
West	182,012	692	263,023	14.2	5.4
Florida	171,301	772	221,892	17.6	4.9
Total	$1,470,531	5,931	$247,940	111.3	5.9

	Nine Months Ended September 30, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$507,951	2,342	$216,888	33.1	7.9
Southeast	221,686	1,010	219,491	23.1	4.9
Northwest	207,492	567	365,947	12.0	5.3
West	174,193	667	261,159	12.4	6.0
Florida	121,183	589	205,744	12.2	5.4
Total	$1,232,505	5,175	$238,165	92.8	6.2

Our results of operations for the nine months ended September 30, 2020 reflect a significant rebound following the slowdown related to the COVID-19 pandemic that occurred during March and April 2020. Since May, we have seen a continued and material increase in the demand for our homes driven by a renewed interest in the benefits of homeownership, low interest rates and an undersupply of new and existing homes available for sale. Despite high levels of demand, our closings in July and August were limited by our decision to pause our construction and land acquisition activities in March and April as we evaluated the potential impacts of the COVID-19 pandemic on our business. In May, we resumed construction activities and accelerated the pace of our new home starts and by August, our production began to catch up to demand. As result, our home closings for the nine months ended September 30, 2020 were higher than our home closings for the nine months ended September 30, 2019.
Home sales revenues for the nine months ended September 30, 2020 were $1.5 billion, an increase of $238.0 million, or 19.3%, from $1.2 billion for the nine months ended September 30, 2019. The increase in home sales revenues is primarily due to a 14.6% increase in homes closed and an increase in the average sales price per home closed during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The average sales price per home closed during the nine months ended September 30, 2020 was $247,940, an increase of $9,775, or 4.1%, from the average sales price per home closed of $238,165 for the nine months ended September 30, 2019. This increase in the average sales price per home closed was primarily due to changes in product mix and higher price points in certain markets, partially offset by additional wholesale home closings. The overall increase in home closings was primarily driven by deepening our presence within certain markets in the Southeast and Florida reportable segments during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The average monthly absorption rate fluctuations relate to timing associated with the opening, close out or transition between certain active communities during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Home sales revenues in our Central reportable segment increased by $12.7 million, or 2.5%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to an increase in average sales price per home closed and increased community count at a slightly lower absorption rate, offset by a 1.8% decrease in the number of homes closed in this reportable segment. Home sales revenues in our Southeast reportable segment increased by $125.5 million, or 56.6%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to an increase in community count associated with deepening our presence within existing markets and to a lesser extent our geographic expansion into certain markets in North Carolina and South Carolina at September 30, 2020 as compared to September 30, 2019. Home sales revenues in our Northwest reportable segment increased by $42.0 million, or 20.2%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a 15.5% increase in the number of homes closed in this reportable segment, as a result of increased demand during the nine months ended September 30, 2019. Home sales revenues in our West reportable segment increased by $7.8 million, or 4.5%, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a 3.7% increase in the number of homes closed in this reportable segment. Home sales revenues in our Florida reportable segment increased by $50.1 million, or 41.4%, largely due to an increased community count at a slightly lower absorption rate and an increase of 7.8% in the average sales price per home closed during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the nine months ended September 30, 2020 to $1.1 billion, an increase of $172.5 million, or 18.4%, from $938.2 million for the nine months ended September 30, 2019. This overall increase is primarily due to a 14.6% increase in homes closed and product mix. As a percentage of home sales revenues, cost of sales decreased as a result of the increase in home sales revenues benefiting our home construction costs, lower capitalized interest and lower overhead, partially offset by higher lot costs during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Gross margin for the nine months ended September 30, 2020 was $359.8 million, an increase of $65.5 million, or 22.3%, from $294.3 million for the nine months ended September 30, 2019. Gross margin as a percentage of home sales revenues was 24.5% for the nine months ended September 30, 2020 and 23.9% for the nine months ended September 30, 2019. This increase in gross margin as a percentage of home sales revenues for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is primarily due to an increase in homes closed with a higher average sales price per home closed, which was driven by our product mix, favorable pricing environments and operating leverage obtained, partially offset by an increase in wholesale home closings as a percentage of total home closings.
Selling Expenses. Selling expenses for the nine months ended September 30, 2020 were $98.2 million, an increase of $4.0 million, or 4.3%, from $94.2 million for the nine months ended September 30, 2019. Sales commissions increased to $55.2 million for the nine months ended September 30, 2020 from $47.4 million for the nine months ended September 30, 2019, partially due to a 19.3% increase in home sales revenues during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Selling expenses as a percentage of home sales revenues were 6.7% and 7.6% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in selling expenses as a percentage of home sales revenues was driven primarily by lower advertising expenses and to a lesser extent operating leverage obtained from the increase in home sales revenues during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2020 were $62.4 million, an increase of $5.9 million, or 10.4%, from $56.6 million for the nine months ended September 30, 2019. The increase in the amount of general and administrative expenses is primarily due to increased personnel associated with an increase in active communities during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. General and administrative expenses as a percentage of home sales revenues were 4.2% and 4.6% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues and cost saving measures implemented as a result of COVID-19 during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Operating Income and Net Income before Income Taxes. Operating income for the nine months ended September 30, 2020 was $199.2 million, an increase of $55.6 million, or 38.7%, from $143.5 million for the nine months ended September 30, 2019. Net income before income taxes for the nine months ended September 30, 2020 was $201.3 million, an increase of $54.3 million, or 37.0%, from $147.0 million for the nine months ended September 30, 2019. All reportable segments contributed to net income before income taxes during the nine months ended September 30, 2020 as follows: Central - $86.7 million or 43.1%; Southeast - $42.1 million or 20.9%; Northwest - $40.9 million or 20.3%; West - $19.1 million or 9.5%; and Florida - $17.0 million or 8.4%. The increases in operating income and net income before income taxes are primarily attributed to operating leverage realized from the increase in home sales revenues and higher average sales price per home closed during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Income Taxes. Income tax provision for the nine months ended September 30, 2020 was $13.8 million, a decrease of $19.4 million, or 58.4%, from income tax provision of $33.2 million for the nine months ended September 30, 2019. The decrease in the amount of income tax provision is primarily due to the change in our effective tax rate to 6.9% from 22.6%

effective tax provision as a result of the tax benefits relating to the federal energy efficient homes tax credits we recognized during the nine months ended September 30, 2020, partially offset by the 37.0% increase in net income before taxes. Federal energy efficient homes tax credits recognized during the nine months ended September 30, 2020 totaled $32.9 million, of which $26.6 million related to homes closed in prior open tax years. This federal tax credit was extended to apply to homes closed through December 31, 2020. We believe this tax credit will continue to impact our results of operations for the duration of 2020.
Net Income. Net income for the nine months ended September 30, 2020 was $187.5 million, an increase of $73.7 million, or 64.8%, from $113.7 million for the nine months ended September 30, 2019. The increase in net income is primarily attributed to operating leverage realized from the increase in home sales revenues, higher average sales price per home closed and $32.9 million of tax benefit relating to the federal energy efficient homes tax credits recognized during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Quarterly Report on Form 10-Q relating to adjusted gross margin, EBITDA and adjusted EBITDA, adjusted net income and adjusted earnings per share.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Home sales revenues	$534,202	$483,081	$1,470,531	$1,232,505
Cost of sales	398,971	366,431	1,110,763	938,240
Gross margin	135,231	116,650	359,768	294,265
Capitalized interest charged to cost of sales	9,164	9,511	26,778	23,894
Purchase accounting adjustments (1)	1,396	671	3,271	2,257
Adjusted gross margin	$145,791	$126,832	$389,817	$320,416
Gross margin % (2)	25.3%	24.1%	24.5%	23.9%
Adjusted gross margin % (2)	27.3%	26.3%	26.5%	26.0%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$89,004	$49,349	$187,467	$113,738
Income tax provision (benefit)	(11,189)	15,383	13,834	33,223
Depreciation and amortization	192	161	509	487
Capitalized interest charged to cost of sales	9,164	9,511	26,778	23,894
EBITDA	87,171	74,404	228,588	171,342
Purchase accounting adjustments(1)	1,396	671	3,271	2,257
Loss on extinguishment of debt	—	—	—	169
Other income, net	(374)	(707)	(2,148)	(3,589)
Adjusted EBITDA	$88,193	$74,368	$229,711	$170,179
EBITDA margin %(2)	16.3%	15.4%	15.5%	13.9%
Adjusted EBITDA margin %(2)	16.5%	15.4%	15.6%	13.8%
(1)Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.
(2)Calculated as a percentage of home sales revenues.

Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income and adjusted earnings per share are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define adjusted net income as net income less the federal energy efficient homes tax credits. We define adjusted earnings per share as adjusted net income divided by weighted average shares outstanding. Our management believes that the presentation of adjusted net income and adjusted earnings per share provides useful information to investors because such measures isolate the impact that material retroactive tax adjustments have on net income and earnings per share. However, because adjusted net income and adjusted earnings per share information excludes the federal energy efficient homes tax credits, which have real economic effects and could impact our results, the utility of adjusted net income and adjusted earnings per share as measures of our operating performance may be limited. In addition, other companies may not calculate adjusted net income and adjusted earnings per share in the same manner that we do. Accordingly, adjusted net income and adjusted earnings per share information should be considered only as a supplement to net income and earnings per share information as measures of our performance.
The following table reconciles adjusted net income and adjusted earnings per share to net income and earnings per share, respectively, which are the GAAP measures that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator (in thousands):
Net income (Numerator for basic and diluted earnings per share)	$89,004	$49,349	$187,467	$113,738
Retroactive federal energy efficient homes tax credits	27,141	—	26,595	—
Adjusted net income (Numerator for adjusted basic and diluted earnings per share)	$61,863	$49,349	$160,872	$113,738
Denominator:
Basic weighted average shares outstanding	25,089,424	22,939,907	25,162,162	22,870,948
Diluted weighted average shares outstanding	25,257,053	25,521,946	25,328,555	25,329,461

Basic earnings per share	$3.55	$2.15	$7.45	$4.97
Diluted earnings per share	$3.52	$1.93	$7.40	$4.49

Adjusted basic earnings per share	$2.47	$2.15	$6.39	$4.97
Adjusted diluted earnings per share	$2.45	$1.93	$6.35	$4.49

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
Our “backlog” consists of homes that are under a purchase contract that has been signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed and wholesale contracts for which vertical construction is generally set to occur within the next six to twelve months. Since our business model is generally based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are currently under construction or complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations, the number of our active communities and the timing of home closings. Homes in backlog are generally closed within one to two months, although home closings have been, and may continue to be, delayed during the COVID-19 pandemic. In addition, we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Nine Months Ended September 30,
	2020 (4)	2019 (5)
Net orders (1)	8,278	6,186
Cancellation rate (2)	20.6%	20.0%
Ending backlog – homes (3)	3,580	1,635
Ending backlog – value (3)	$932,664	$410,524
(1)Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.
(2)Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.
(3)Ending backlog consists of homes at the end of the period that are under a purchase contract that has been signed by homebuyers who have met our preliminary financing criteria but have not yet closed and wholesale contracts for which vertical construction is generally set to occur within the next six to twelve months. Ending backlog is valued at the contract amount.
(4)As of September 30, 2020, we have 821 units related to bulk sales agreements associated with our wholesale business.
(5)As of September 30, 2019, we have 267 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We increased our active communities to 110 as of September 30, 2020 from 106 as of December 31, 2019. Our lot inventory increased to 57,185 owned or controlled lots as of September 30, 2020 from 48,062 owned or controlled lots as of December 31, 2019 primarily due to overall increased lot counts within the Central, Northwest and West reportable segments.

The table below shows (i) home closings by reportable segment for the nine months ended September 30, 2020 and (ii) our owned or controlled lots by reportable segment as of September 30, 2020.

	Nine Months Ended September 30, 2020	As of September 30, 2020
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	2,300	15,810	9,334	25,144
Southeast	1,512	10,092	6,197	16,289
Northwest	655	2,114	3,170	5,284
West	692	2,139	3,832	5,971
Florida	772	2,473	2,024	4,497
Total	5,931	32,628	24,557	57,185
(1)Of the 32,628 owned lots as of September 30, 2020, 19,814 were raw/under development lots and 12,814 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of September 30, 2020, we had a total of 1,163 completed homes, including information centers, and 4,029 homes in progress.
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. In addition, the majority of our raw materials is supplied to us by our subcontractors, and is included in the price of our contract with such subcontractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Substantially all of our construction work is done by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities and lumber. Specifically, for the three months ended September 30, 2020, we saw a significant increase in the cost of our lumber related to undersupply as a result of increased demand and shutdowns of lumber mills due to the COVID-19 pandemic. We could see additional cost pressures in lumber in future quarters.
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
Liquidity and Capital Resources
Overview
As of September 30, 2020, we had $46.3 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

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
Revolving Credit Facility
On April 30, 2020, we entered into the Second Amendment to Fourth Amended and Restated Credit Agreement (the “Second Amendment”), which amends the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019 (as amended by the Lender Addition and Acknowledgement Agreement and First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 6, 2019, the “2019 Credit Agreement” and, together with the Second Amendment, the “Credit Agreement”), with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. In the Second Amendment, certain lenders agreed to extend the maturity of their commitments, while another lender agreed to extend the maturity of its commitment subsequent to the execution of the Second Amendment. As of September 30, 2020, lenders with $566.0 million, or 87%, of the $650.0 million of commitments under the 2019 Credit Agreement agreed to extend the maturity of their commitments to May 31, 2023, with the remaining lenders retaining their existing maturity of May 31, 2022. The Second Amendment also reduced the minimum EBITDA to interest expense ratio from 2.50 to 1.75, increased the sublimit for letters of credit to $40.0 million and established a London Interbank Offered Rate (“LIBOR”) floor of 0.70%. The Credit Agreement otherwise has substantially similar terms and provisions to the 2019 Credit Agreement and continues to provide for a $650.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the Credit Agreement.
The Credit Agreement matures on May 31, 2023 with respect to 87% of the commitments thereunder and on May 31, 2022 with respect to 13% of the commitments thereunder. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 6.875% Senior Notes due 2026 (the “Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of September 30, 2020, the borrowing base under the Credit Agreement was $949.4 million, of which borrowings, including the Senior Notes, of $627.6 million were outstanding, $15.3 million of letters of credit were outstanding and $306.5 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.35%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At September 30, 2020, LIBOR was 0.15%; however, the Credit Agreement has a 0.70% LIBOR floor.
The Credit Agreement requires us to maintain (i) a tangible net worth of not less than $625.0 million plus 75% of the net proceeds of all equity issuances plus 50.0% of the amount of our positive net income in any fiscal quarter after December 31, 2019, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 1.75 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2020, we were in compliance with all of the covenants contained in the Credit Agreement.

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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $120.4 million as of September 30, 2020. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of September 30, 2020 will be drawn upon.
Stock Repurchase Program
In November 2018, we announced that the Board of Directors authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. We did not repurchase any shares of our common stock during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we repurchased 567,028 shares of our common stock for $31.3 million to be held as treasury stock. A total of 606,028 shares of our common stock has been repurchased since our stock repurchase program commenced. As of September 30, 2020, we may purchase up to $17.2 million of shares of our common stock under our stock repurchase program. On October 30, 2020, the Board approved an increase in our stock repurchase program by an additional $300 million, increasing the available authorization under the program to purchase up to $317.2 million of shares of our common stock as of the date of this Quarterly Report on Form 10-Q. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash provided by operating activities was $113.0 million for the nine months ended September 30, 2020. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the nine months ended September 30, 2020 was primarily driven by net income of $187.5 million, and included cash outflow from the $48.8 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and to a lesser extent changes in non-inventory balances of $25.7 million.
Net cash used in operating activities was $104.2 million for the nine months ended September 30, 2019, primarily driven by net income of $113.7 million, and included cash outflow from the $249.9 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity offset by changes in non-inventory balances of $32.0 million.
Investing Activities
Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2020, primarily due to the additional investment in an unconsolidated entity and purchase of property and equipment.
Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2019, primarily due to the additional investment in an unconsolidated entity and purchase of property and equipment.
Financing Activities
Net cash used in financing activities was $102.7 million for the nine months ended September 30, 2020, primarily driven by $275.0 million of payments on the Credit Agreement and by the $31.3 million payment for shares repurchased under our stock repurchase program to be held as treasury stock, offset by borrowings of $203.1 million under the Credit Agreement.
Net cash provided by financing activities was $96.2 million for the nine months ended September 30, 2019, primarily driven by net borrowings under the 2019 Credit Agreement.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of September 30, 2020, we had $32.5 million of cash deposits pertaining to land purchase contracts for 24,557 lots with an aggregate purchase price of $663.2 million. Approximately $21.8 million of the cash deposits as of September 30, 2020 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
As of September 30, 2020, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2020 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
•adverse economic changes either nationally or in the markets in which we operate, including, among other things, potential impacts from political uncertainty, civil unrest, increases in unemployment, volatility of mortgage interest rates and inflation and decreases in housing prices;
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
•increases in taxes or government fees;
•our ability to qualify for additional federal energy efficient homes tax credits;
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2020. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of September 30, 2020, we had $327.6 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of September 30, 2020 was LIBOR plus 2.35%. At September 30, 2020, LIBOR was 0.15%, subject to the 0.70% LIBOR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the LIBOR floor on our variable rate indebtedness would increase our annual interest cost by approximately $3.3 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter-in-place orders and “stay-at-home” orders in certain of our markets. State and local authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to re-open or have nearly completed the re-opening process despite increases in COVID-19 cases. The COVID-19 outbreak may significantly worsen in the United States during the upcoming winter months, which may cause federal, state and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the re-opening of the economy may be further curtailed. We have experienced some resulting disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy, with various businesses curtailing or ceasing normal operations and subsequently attempting to resume operations. In March 2020, certain markets in which we do business temporarily stopped our construction of homes. Beginning in April 2020, we resumed construction of homes in those markets. Although we continued to build and sell homes in all of our markets, the pace of sales declined and we experienced an increase in the rate of contract cancellations. Since May 2020, the pace of sales has rebounded and we have experienced a sustained increase in demand in our markets. However, as a result of reducing starts in March 2020 and April 2020 to preserve cash, our availability of completed homes was reduced, which slowed the pace of our home closings in the second and third quarter. Further, our inventory of owned or controlled lots decreased during the first half of 2020 primarily due to certain cash management policies we implemented beginning in March 2020, which included delaying or canceling land acquisitions to manage our overall inventory. From time to time during the COVID-19 outbreak, we have had to close individual sales offices for a limited period of time, as a result of potential or actual exposure to COVID-19 by one or more of our employees. The economic impact of COVID-19 may be reduced by financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other similar COVID-19 related federal and state programs; however, such programs may not have a positive impact on our business. While we continue to assess the COVID-19 situation, at this time we cannot estimate with any degree of certainty the full impact of the COVID-19 outbreak on our financial condition and future results of operations, although we expect the COVID-19 situation to impact future quarters. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the impact of government actions designed to prevent the spread of COVID-19, the development and availability of effective treatments and vaccines, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
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
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes closed, average sales prices per home closed, revenues and profitability, and such impacts could be material to our business, financial condition, results of operations, cash flows, strategies or prospects in future quarters. In addition, should the surge in COVID-19 cases or the public health effort related thereto intensify to such an extent that we cannot operate in most or all of our markets, we could generate few or no orders and deliver few, if any, homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if prolonged government restrictions on our business and our customers return in response to increases in COVID-19 cases, or if there is an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Credit Agreement, the Senior Notes and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; or service our outstanding indebtedness. Such a circumstance could, among other things, exhaust our available liquidity and ability to access liquidity sources or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
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

LGI Homes, Inc.

Date:	November 3, 2020	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	November 3, 2020	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer