Form 10-K
period 2020-12-31
LGI Homes, Inc.
filed 2021-02-25
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.0 billion based on the closing price of such stock on such date as reported on the NASDAQ Stock Market. As of February 23, 2021, there were 24,983,561 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III.

PART I
ITEM 1.    BUSINESS
General
We are engaged in the design, construction, and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia and Pennsylvania. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 45,000 homes. During the year ended December 31, 2020, we had 9,339 home closings, compared to 7,690 home closings in 2019.
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
Business Opportunities
Since our initial public offering in November 2013, we have grown substantially by expanding our operations from nine markets in four states to 34 markets in 18 states. We believe there is an opportunity to continue to grow in our existing markets. Given our knowledge of and proven success in these markets, as well as the favorable demographic and economic trends forecasted for these markets, we expect to continue to grow in our current markets.
We intend to continue to expand into new markets where we identify opportunities to build homes and develop communities that meet our profit and return objectives. One of the keys to our successful geographic expansion is our operating model which enables us to enter new markets efficiently and effectively. During 2021, we have opened or expect to open new communities and to have homes for sale in additional markets, including Baltimore, Maryland, Norfolk, Virginia and Knoxville, Tennessee, and land under development in Salt Lake City, Utah.
We see opportunities to develop properties with multiple product lines and within the same communities, which we believe will enable us to grow our business by increasing the number of price points in some of our existing markets. Our current product offerings include entry-level homes, including both detached and attached homes, and move-up homes, which are sold under our LGI Homes brand, and our luxury series homes, which are sold under our Terrata Homes brand. At December 31, 2020, we had 113 active communities with our LGI Homes brand and three with our Terrata Homes brand.
Our Terrata Homes brand allows us to leverage our systems and process approach, including our customer centric sales system, to deliver move-in ready homes with standardized features. During 2020, we closed 150 Terrata Homes, which had an average sales price per home closed of $424,132, compared to 134 Terrata Homes, which had an average sales price per home closed of $418,000, in 2019.
Our attached product in certain markets enables us to keep our entry-level price point within reach of more new homebuyers. We believe that our attached product helps to counter rising land and home costs, and support our expansion into densely populated markets.
Similarly, we believe our wholesale home closings provide opportunities for us to leverage our systems and processes to meet the needs of companies looking to acquire multiple homes for rental purposes, primarily through bulk sales agreements. During 2020 and 2019, we had 850 and 583 wholesale home closings, respectively, which represented 9.1% and 7.6% of our total home closings in 2020 and 2019, respectively.
We expect to continue to pursue a flexible land acquisition strategy of purchasing or optioning finished lots, if they can be acquired at attractive prices, or purchasing raw land for residential development. We generally target land acquisitions that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. These target areas that are further away from urban centers generally result in a better value for the homeowner through either lower price points or larger lot sizes. We consider development opportunities that meet our profit and return objectives, including opportunities which may involve the sale of home sites as a part of the product mix. We will continue to focus primarily on entry-level home buyers. We expect our wholesale home closings to represent approximately 10.0% to 15.0% of our annual home closings during 2021. Additionally, we expect our home closings in communities with our Terrata Homes brand will be less than 2.0% of our annual home closings during 2021.

Sales and Marketing
Our well-defined sales and marketing approach is primarily focused on converting renters of apartments and single-family homes into homeowners. We use extensive digital and print advertising to attract potential homebuyers. We employ various marketing methods such as interactive online media, social media, direct mail and directional signage and billboards. These methods have proven highly successful in reaching our target market, placing potential homebuyers in front of our trained sales professionals and communicating our core message of value and dream fulfillment.
While a proportion of our business does come from realtors, our marketing efforts are principally designed to connect directly with potential customers who are currently renting their primary residence and to encourage them to schedule an in-person appointment at one of our information centers. Our information centers are typically open 12 hours per day, 359 days per year, and generally staffed by two to five sales professionals who are supported by an independent on-site loan officer.
Our commission-based sales professionals are trained to learn about the current housing situation of the customer, educate them on the value proposition of owning an LGI home and provide them with a comprehensive and thorough understanding of the steps required to achieve homeownership. We also educate customers on our history, vision and values. Our sales professionals will determine credit and income qualifications, provide information regarding floor plans and pricing and conduct tours of our homes based on the customer’s needs and budget. Our focus on move-in ready homes often allows us to show the customer the completed or near-completed home that they will own. We also provide each customer with a comprehensive introduction to the community and the surrounding area, furnishing them with detailed information regarding utilities, schools, homeowners association dues and restrictions, local entertainment and nearby dining and shopping options. As a result of our transparent approach, customers receive all the information needed to make a buying decision, which we believe sets clear expectations and eliminates confusion during the home buying process.
Recruitment, Training and Development
We focus on identifying and attracting the best talent and providing them with world-class training and continuous development. We directly invest in our sales professionals by conducting an intensive 100-day introductory training program consisting of 30 days of initial in-depth, in-house education about our time-proven selling strategies, which includes a two-week training program at our headquarters, and an additional 85 days of secondary training at the local division. Our continued commitment to our sales personnel is reflected in the ongoing weekly training sessions held in each of our information centers coupled with quarterly regional training events. Typically, all construction managers, purchasing managers and vice presidents come to our corporate headquarters for a week of training in their first 100 days. We also work closely with our subcontractors, training them using a comprehensive construction manual that outlines the most efficient way to build an LGI home. A number of our subcontractors have worked on our homes since we commenced homebuilding operations in 2003, and therefore, are familiar with our business model.
Homebuilding Operations
Our homebuilding operations are organized and managed by seven divisions: West, Northwest, Central, Midwest, Florida, Southeast and Mid-Atlantic. The Midwest division is included in our Central reportable segment and the Mid-Atlantic division is included in our Southeast reportable segment.

West	Northwest	Central	Midwest	Florida	Southeast	Mid-Atlantic
Phoenix, AZ	Seattle, WA	Houston, TX	Minneapolis, MN	Tampa, FL	Atlanta, GA	Washington, DC
Tucson, AZ	Portland, OR	Dallas Ft. Worth, TX		Orlando, FL	Charlotte, NC	Richmond, VA
Albuquerque, NM	Denver, CO	San Antonio, TX		Fort Myers, FL	Raleigh, NC	Baltimore, MD (1)
Las Vegas, NV		Austin, TX		Jacksonville, FL	Wilmington, NC
Northern CA		Oklahoma City, OK		Fort Pierce, FL	Winston-Salem, NC
Southern CA				Daytona Beach, FL	Columbia, SC
				Sarasota, FL	Greenville, SC
Birmingham, AL
Nashville, TN
(1)No active communities in this market at December 31, 2020.

During 2020, we expanded our geographic presence in Florida and the Southeast with the addition of Daytona Beach and Sarasota, Florida, Greenville, South Carolina and Richmond, Virginia. These operating segments reflect the way the Company evaluates its business performance and manages its operations. Additional information on our operating segments and product information is contained in Note 15 “Segment Information” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
In addition, select communities in 2019 began offering our CompleteHome PlusTM package, which includes everything in the CompleteHome package plus stainless steel Whirlpool® appliances, 42” upper cabinets, blinds throughout and much more. CompleteHome or CompleteHome Plus inventory is now available at all LGI communities and became standard with all new construction starts beginning in the second quarter of 2019. Our homes are designed to meet the preferences of our target market of potential homebuyers and enable cost efficient and effective construction processes. We maintained an average home completion time of approximately 80 to 105 days during 2020; with homes closed during 2020 ranging between 1,000 to 4,500 square feet and overall sales prices ranging between the $140,000’s to the $700,000’s.
We expect to continue to utilize our even flow construction methodology in communities with homes at all of our price points and will maintain our focus on marketing complete or move-in ready homes with standardized features.
We employ experienced construction management professionals to perform the tasks of general contractors for home construction in each of our communities. Our employees provide the purchasing, construction management and quality assurance for the homes we build, while third-party subcontractors provide the material and labor components of our homes. In each of our markets, we employ construction managers with local market knowledge and expertise. Additionally, our construction managers monitor our compliance with zoning, safety, and other regulations, production schedules, and quality standards for our projects.
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
Land Acquisition Policies and Development
We continue to be an active and opportunistic acquirer of land for residential development in our markets. We source land from a wide range of landowners, brokers, lenders, builders and other land development companies. We generally acquire finished lots and raw land in affordable locations that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. We conduct thorough due diligence on each of our potential land acquisitions, and we typically look at numerous opportunities before finding one that meets our requirements. We also maintain a pipeline of desirable land positions for replacement communities and new communities. We increased our active communities to 116 as of December 31, 2020 from 106 as of December 31, 2019. Our lot inventory increased to 61,504 owned or controlled lots as of December 31, 2020 from 48,062 owned or controlled lots as of December 31, 2019, primarily due to overall increased lot counts within the Central, Northwest and West reportable segments.
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
We have strong relationships with the land brokerage community in many of our markets. We believe that in the brokerage community we have a reputation for knowing our business, having the capital to close deals, and making accurate and timely decisions that benefit both the buyer and seller. For these reasons, we believe that brokers routinely notify us when desirable tracts of land are available for purchase.
In our land acquisition process, projects of interest are evaluated at the division level using an extensive due diligence checklist which includes assessing the permitting and regulatory requirements, environmental considerations, local market conditions, and anticipated floor plans, pricing, and financial returns. We also acquire and develop land for use in our wholesale business.

The table below shows (i) home closings by reportable segment for the year ended December 31, 2020 and (ii) our owned or controlled lots by reportable segment as of December 31, 2020.

	Year Ended December 31, 2020	As of December 31, 2020
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	3,654	16,124	10,739	26,863
Southeast	2,382	10,376	6,992	17,368
Northwest	1,000	3,036	3,183	6,219
West	1,043	3,133	3,092	6,225
Florida	1,260	2,599	2,230	4,829
Total	9,339	35,268	26,236	61,504
(1)Of the 35,268 owned lots as of December 31, 2020, 22,132 were raw/under development lots and 13,136 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of December 31, 2020, we had a total of 1,326 completed homes, including information centers, and 2,536 homes in progress.
The following is a summary of our homes in inventory by reportable segment as of December 31, 2020 (dollar values in thousands):

Reportable Segment	Homes in Inventory (1)	Inventory Value (1)
Central	1,431	$203,152
Southeast	950	125,130
Northwest	393	87,436
West	422	75,469
Florida	533	66,263
Total	3,729	$557,450
(1)Includes homes in progress and completed homes; excludes information centers.
Backlog
See discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog.”
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. In addition, the majority of our raw materials is supplied to us by our subcontractors, and is included in the price of our contract with such contractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Substantially all of our construction work is done by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in labor and commodities, such as lumber. Specifically, during the second half of 2020, we saw a significant increase in the cost of our lumber related to undersupply as a result of increased demand and shutdowns of lumber mills due to the COVID-19 pandemic. We may see additional lumber cost pressures in future quarters.
Seasonality
The homebuilding industry generally exhibits seasonality. We have historically experienced, and in the future expect to continue to experience, variability in our results on a quarterly basis. See discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

Government Regulation and Environmental, Health and Safety Matters
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters, which impose zoning and density requirements in order to limit the number of homes or mandate the type of structure that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development.
We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment, health and safety. Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change and requiring agencies to review environmental actions taken by the Trump administration, as well as a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. These executive orders may result in the development of additional regulations or changes to existing regulations. The particular environmental laws which apply to any given homebuilding site vary according to multiple factors, including the site’s location, its environmental conditions, the present and former uses of the site, the presence or absence of endangered plants or species or sensitive habitats, and environmental conditions at adjoining or nearby properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency (the “EPA”) and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental laws and may levy fines and penalties, among other sanctions, for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in delays. Further, we expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.
Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held strictly and/or jointly and severally liable to a governmental entity or to third parties for related damages, including property damage or bodily injury, and for investigation and cleanup costs incurred by such parties in connection with the contamination. A mitigation plan may be implemented during the construction of a home if a cleanup does not remove all contaminants of concern or to address a naturally occurring condition, such as methane or radon. Some homebuyers may not want to purchase a home that is, or may have been, subject to a mitigation plan.
Competition
The U.S. homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, financing, raw materials and skilled labor. We also compete with sales of existing homes and with the rental housing market. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. There has been some consolidation among national homebuilders in the United States, and we expect that this trend may continue.
Human Capital Resources
As of December 31, 2020, we employed 938 people, of whom 90 were located at our corporate headquarters, 579 were on-site sales and support personnel, and 269 were involved with construction. We have built a diverse and inclusive team of professionals with a wide range of industry experience across our markets. We are dedicated to supporting our employees when times are challenging. In May 2020, we announced we would not lay off or furlough employees due to the COVID-19 pandemic, and in October 2020, we paid a special bonus to our “frontline” workers whose roles and responsibilities required that they directly interact with the public on a daily basis. The bonus was in recognition of the extraordinary efforts of such workers during the COVID-19 pandemic.
None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. See “—Recruitment, Training and Development.” We offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry.
We utilize subcontractors and tradespeople to perform the construction of our homes. We believe we have good relations with our subcontractors and tradespeople.
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

Information about our Executive Officers
The following table sets forth information regarding our executive officers as of February 25, 2021:

Name	Age	Position
Eric Lipar	50	Chief Executive Officer and Chairman of the Board
Michael Snider	49	President and Chief Operating Officer
Charles Merdian	51	Chief Financial Officer and Treasurer
Jack Lipar	52	Executive Vice President of Acquisitions
Rachel Eaton	39	Chief Marketing Officer
Scott Garber	49	General Counsel and Corporate Secretary

Eric Lipar.    Mr. Lipar is our Chief Executive Officer and serves as Chairman of our Board of Directors. He has served as our Chief Executive Officer since 2009, as a director since June 2013 and as Chairman of the Board since July 2013. Previously, Mr. Lipar served as our President from 2003 until 2009. Mr. Lipar has been in the residential land development business since the mid-1990s and is one of our founders. He has overseen land acquisitions, development and the sale of over 45,000 homes since our inception. Mr. Lipar currently serves on the Residential Neighborhood Development Council for the Urban Land Institute and is a member of the Policy Advisory Board for the Harvard Joint Center for Housing Studies.

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

Charles Merdian.    Mr. Merdian has served as our Chief Financial Officer and Treasurer since 2013 and served as our Secretary from 2013 to 2016. Prior to becoming our Chief Financial Officer in 2010, Mr. Merdian was our Controller from 2004 through 2010. Prior to joining us in 2004, Mr. Merdian served as Accounting and Finance Manager for The Woodlands Operating Company where he specialized in accounting and financial analysis of real estate ventures, focusing primarily on residential and commercial developments. Prior to The Woodlands Operating Company, Mr. Merdian served as an accounting manager working at the Williamson-Dickie Manufacturing Co. and as a senior auditor for Coopers & Lybrand, LLP. Mr. Merdian has worked in residential real estate and homebuilding finance since 1998. Mr. Merdian is a Certified Public Accountant and is a member of the Texas Society of Certified Public Accountants. Mr. Merdian also serves on the Montgomery County Habitat for Humanity Board of Directors.

Jack Lipar.    Mr. Lipar has served as our Executive Vice President of Acquisitions since March 2013. He previously served as Vice President of Acquisitions from December 2010 through February 2013, and Acquisitions Manager from 2006 to December 2010. Mr. Lipar oversees land acquisitions and development for the Company. Prior to joining us, Mr. Lipar worked at HP Pelzer, an auto parts manufacturing company based in Germany, as the Vice President of Purchasing and Director of Operations. Mr. Lipar was also the General Manager and a member of the Board of Directors of Alliance Interiors, an affiliate of HP Pelzer. Prior to HP Pelzer, Mr. Lipar was a worldwide Purchasing Manager for Cooper Standard, one of the world’s leading manufacturers of automotive parts.

Rachel Eaton. Ms. Eaton serves as our Chief Marketing Officer and is responsible for the overall growth and direction of all marketing initiatives, brand image, and social media. Ms. Eaton is also responsible for technology, recruiting and administrative field operations for the Company. Prior to becoming our Chief Marketing Officer in June 2013, Ms. Eaton served as our Vice President of Marketing and Administration from May 2012 through May 2013, Director of Marketing & Special Events from 2007 to May 2012 and various other roles assisting with the Company’s growth and success since joining the Company in 2003. In 2020, Ms. Eaton was recognized as a rising star in the homebuilding industry by Pro Builder Magazine for her outstanding accomplishments in leading the Company’s marketing, talent acquisitions, and community service initiatives. Ms. Eaton is a former member of the Zillow Group Builder Advisory Board.

Scott Garber.    Mr. Garber has served as our General Counsel and Corporate Secretary since April 2018. His responsibilities include all company legal matters, as well as corporate governance and risk management.  Prior to joining the Company, Mr. Garber served as Assistant General Counsel at Chevron Phillips Chemical Company (CPChem) from March 2012 to April 2018, where he was responsible for major company transactions (both domestic and international), as well as corporate governance of its Qatar-based joint ventures, and commercial legal matters for various company product lines and divisions. Prior to joining CPChem, Mr. Garber served as Associate General Counsel for United Airlines (formerly Continental Airlines), then the world’s largest airline, where he was responsible for the company’s litigation, antitrust and intellectual property matters. Mr. Garber previously worked at Howrey Simon Arnold & White, a major international law firm, where he specialized in all aspects of intellectual property law. Mr. Garber is a member of the State Bar of Texas and is admitted to practice before the U.S. Patent & Trademark Office.  Mr. Garber is also a member of the Board of Directors of Archway, a captive insurance company.

Board of Directors of LGI Homes, Inc.
Mr. Eric Lipar - Chief Executive Officer of LGI Homes, Inc. and serves as Chairman of our Board of Directors.
Mr. Ryan Edone - Chief Financial Officer of Petroleum Wholesale L.P., a distributor of branded and wholesale motor fuel products and operator of retail convenience stores/travel centers.
Mr. Duncan Gage - Former President and Chief Executive Officer of Giant Cement Holdings, Inc., a producer of cement, concrete and aggregate for the construction industry.
Ms. Laura Miller - Former Senior Vice President and Global Chief Information Officer of InterContinental Hotels Group PLC, a multinational hospitality company. Ms. Miller also serves on the Board of Directors of EVO Payments, Inc., a global merchant acquirer and payment processor.
Mr. Bryan Sansbury - Chief Executive Officer, Chairman, and a founding partner of AEGIS Hedging Solutions, LLC, formerly known as AEGIS Energy Risk, LLC. Mr. Sansbury serves as our Lead Independent Director.
Mr. Steven Smith - Owner and solo practitioner of Steven R. Smith Law, LLC. He is a former shareholder of the law firm Baker Donelson.
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
Risk Factors Summary
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, strategies or prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:
•Operational Risks Related to Our Business:
◦the impact of the COVID-19 pandemic;
◦our ability to acquire finished lots and land parcels suitable for residential homebuilding at reasonable prices;
◦labor and raw material shortages and price fluctuations that could delay or increase the cost of home construction;
•Industry and Economic Risks:
◦the tightening of mortgage lending standards and mortgage financing requirements, and rising mortgage interest rates;
◦federal income tax credits currently available to builders of certain energy efficient homes may not be extended by future legislation;
◦the housing market may not continue to grow at the same rate, or may decline;
◦the homebuilding industry is highly competitive;
◦new and existing laws and regulations or other governmental actions, including environmental, health and safety laws and regulations;
◦increasing attention to environmental, social and governance matters;
◦the seasonal nature of our business;
•Strategic Risks Related to Our Business:
◦our growth or expansion strategies may not be successful;
•Risks Related to Our Organization and Structure:
◦we depend on key management personnel and other experienced employees;
◦our use of leverage in executing our business strategy;
◦we are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to service our debt and pay dividends, if any, taxes and other expenses;
•General Risks:
◦we may be subject to litigation, arbitration or other claims;
◦information system failures, cyber incidents or breaches in security;
◦complex and evolving U.S. laws and regulations regarding privacy and data protection; and
◦access to financing sources may not be available on favorable terms, or at all.
Operational Risks Related to Our Business
Our business could be materially and adversely disrupted by an epidemic or pandemic (such as the present outbreak and worldwide spread of COVID-19), or similar public threat, or fear of such an event, and the measures that federal, state and local governments and other authorities implement to address it.
An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, along with any associated economic and social instability or distress, have a material adverse impact on our business, financial condition, results of operations, cash flows, strategies or prospects.
On March 11, 2020, the World Health Organization declared the current outbreak of the novel strain of coronavirus (“COVID-19”) to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter-in-place orders and “stay-at-home” orders in certain of our markets. State and local authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to re-open or have nearly completed the re-opening process despite increases in COVID-19 cases. The COVID-19 outbreak may significantly worsen in the United States during the upcoming months, which may cause federal, state and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the re-opening of the economy may be further curtailed. We have experienced some resulting disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy, with various businesses curtailing or ceasing normal operations and subsequently attempting to resume operations. In March 2020, we were required to temporarily stop our construction of homes in certain markets in which we do business. Beginning in April 2020, we resumed construction of homes in those markets. Although we continued to build and sell homes in all of our markets, at that time the pace of sales declined and we experienced an increase in the rate of contract cancellations. Since May 2020, the pace of sales has rebounded and we have experienced a sustained increase in demand in our markets. However, as a result of reducing starts in March 2020 and April 2020 to preserve cash, our availability of completed homes was reduced, which slowed the pace of our home closings in the second and third quarter. Further, our inventory of owned or controlled lots decreased during the first half of 2020 primarily due to certain cash management policies we implemented beginning in March 2020, which included delaying or canceling land acquisitions to manage our overall inventory. From time to time during the COVID-19 outbreak, we have had to close individual sales offices for a limited period of time, as a result of potential or actual exposure to COVID-19 by one or more of our employees. The economic impact of COVID-19 may be reduced by financial assistance under COVID-19 related federal and state programs; however, such programs may not have a positive impact on our business. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the impact of government actions designed to prevent the spread of COVID-19, the availability and timely distribution of effective treatments and vaccines, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest; negatively impact mortgage availability or the federal government’s mortgage loan-related programs or policies; delay mortgage originations; tighten mortgage lending standards; or precipitate a prolonged economic downturn or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; negatively impact general consumer interest in purchasing a home compared to choosing other housing alternatives; impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows or access the Credit Agreement (as defined herein) or the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the financial viability or availability of subcontractors, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. The inherent uncertainty surrounding COVID-19, due in part to changing governmental directives (including as a result of the change in the U.S. presidential administration), public health challenges and progress and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for the remainder of 2021.
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
The long-term sustainability of our operations as well as future growth depends in large part on the price at which we are able to obtain suitable finished lots and land parcels for development to support our homebuilding operation. Our ability to acquire finished lots and land parcels for new single-family homes and other projects may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, regulations that limit housing density, the ability to obtain building permits, environmental requirements and other market conditions and regulatory requirements. If suitable lots or land at reasonable prices become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased substantially, which could adversely impact us. As competition for suitable land increases, the cost of undeveloped lots and the cost of developing owned land could also rise and the availability of suitable land at acceptable prices may decline, which could adversely impact us. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to maintain or increase the number of our active communities, as well as to sustain and grow our revenues and margins, and achieve or maintain profitability. Additionally, developing undeveloped land is capital intensive and time consuming and we may develop land based upon forecasts and assumptions that prove to be inaccurate, resulting in projects that are not economically viable.
Risks associated with our land and lot inventories could adversely affect our business or financial results.
Risks inherent in controlling, purchasing, holding and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a significant amount of time and requires a substantial cash investment. Land development is a key part of our operations and we develop land in most of our markets. The time and investment required for development may adversely impact our business. We have substantial real estate inventories that regularly remain on our balance sheet for significant periods of time prior to their sale, during which time we are exposed to the risk of adverse market developments. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Because interest and other expenses are capitalized only during construction, we recognize interest and maintenance expense on unsold completed homes in inventory. As of December 31, 2020, we had 1,326 completed homes in inventory and 2,536 homes in progress in inventory. In the event there is a downturn in home sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.
Labor and raw material shortages and price fluctuations could delay or increase the cost of home construction, which could materially and adversely affect us.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified subcontractors and tradespeople and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures or as a result of broader economic disruptions, such as the COVID-19 pandemic. It is uncertain whether these shortages will continue as is, improve or worsen. In addition, pricing for labor and raw materials can be affected by the factors discussed above and various other national, regional, local, economic and political factors, including changes in immigration laws, trends in labor migration and tariffs. Specifically, during the second half of 2020, we saw a significant increase in the cost of our lumber related to undersupply as a result of increased demand and shutdowns of lumber mills due to the COVID-19 pandemic. We may see additional lumber cost pressures in future quarters. Further, our success in recently-entered markets or those we may choose to enter in the future depends substantially on our ability to source labor and local materials on terms that are favorable to us. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. In the event of shortages in labor or raw materials in such markets, local subcontractors, tradespeople and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Labor and raw material shortages and price increases for labor and raw materials could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Our business and results of operations are dependent on the availability, skill and performance of subcontractors.
We engage subcontractors to perform the construction of our homes and, in many cases, to select and obtain the raw materials used in constructing our homes. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will continue to be available at reasonable rates and in our markets. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Despite our quality control and jobsite safety efforts, we may discover from time to time that our subcontractors have engaged in improper construction or safety practices or have installed defective materials in our homes. When we discover these issues, we utilize our subcontractors to repair the homes in accordance with our new home warranty and as required by law. The adverse costs of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs of warranty-related repairs from subcontractors, suppliers and insurers, which could have a material adverse impact on our business, prospects, liquidity, financial condition and results of operations. We may also suffer reputational damage from the actions of subcontractors, which are beyond our control.
We are subject to warranty and liability claims arising in the ordinary course of business that can be significant.
As a homebuilder and developer, we are subject to construction defect, product liability and home and other warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. There can be no assurance that any developments we undertake will be free from defects once completed and any defects attributable to us may lead to significant contractual or other liabilities. We rely on subcontractors to perform the construction of our homes and, in some cases, to select and obtain building materials. Although we provide subcontractors with detailed specifications and perform quality control procedures, subcontractors may, in some cases, use improper construction processes or defective materials. Defective products used in the construction of our homes can result in the need to perform extensive repairs. The cost of performing such repairs, or litigation arising out of such issues, may be significant if we are unable to recover the costs from subcontractors, suppliers and/or insurers. Warranty and construction defect matters can also result in negative publicity, including on social media outlets, which could damage our reputation and negatively affect our ability to sell homes.
We maintain, and require our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance and generally seek to require our subcontractors to indemnify us for liabilities arising from their work. While these insurance policies, subject to deductibles and other coverage limits, and indemnities protect us against a portion of our risk of loss from claims related to our land development and homebuilding activities, we cannot provide assurance that these insurance policies and indemnities will be adequate to address all our home and other warranty, product liability and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our business, financial condition or results of operations. Further, the coverage offered by, and the availability of, general liability insurance for completed operations and construction defects are currently limited and costly. We cannot provide assurance that coverage will not be further restricted, increasing our risks and financial exposure to claims, and/or become costlier.
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
Poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline.
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
Our homes are constructed by employees of subcontractors and other third parties. We do not have the ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies have taken actions to hold parties like us responsible for violations of wage and hour laws and other labor laws by subcontractors. Governmental rulings that hold us responsible for labor practices by our subcontractors could create substantial exposures for us under our subcontractor relationships, which could have a material adverse impact on our business, prospects, liquidity, financial condition and results of operations.
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
Industry and Economic Risks
Tightening of mortgage lending standards and mortgage financing requirements, untimely or incomplete mortgage loan originations for our homebuyers and rising mortgage interest rates could adversely affect the availability of mortgage loans for potential purchasers of our homes and thereby materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
Almost all of our customers finance their home purchases through lenders that provide mortgage financing. Mortgage interest rates have generally trended downward for the last several decades and reached historic lows in the summer of 2020, which has made the homes we sell more affordable. However, we cannot predict whether mortgage interest rates will continue to fall, remain low or rise. If mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers, which is expected to be impacted by continued regulatory changes and fluctuations in the risk appetites of lenders. The financial documentation, down payment amounts and income to debt ratio requirements are subject to change and could become more restrictive.

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
The availability and affordability of mortgage loans, including mortgage interest rates for such loans, could also be adversely affected by a scaling back or termination of the federal government’s mortgage loan-related programs or policies. Because Fannie Mae-, Freddie Mac-, FHA-, USDA- and VA-backed mortgage loans have been an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of, or higher consumer costs for, such government-backed financing could adversely affect our business, prospects, liquidity, financial condition and results of operations. The elimination or curtailment of state bonds to assist homebuyers could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
In addition, certain current regulations impose, and future regulations may strengthen or impose new, standards and requirements relating to the origination, securitization and servicing of residential consumer mortgage loans, which could further restrict the availability and affordability of mortgage loans and the demand for such loans by financial intermediaries and, as a result, adversely affect our home sales, financial condition and results of operations. Further, if, due to credit or consumer lending market conditions, reduced liquidity, increased risk retention or minimum capital level obligations and/or regulatory restrictions related to certain regulations, laws or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our homebuyers, or increase the costs to borrowers to obtain such loans, the number of homes we close and our business, prospects, liquidity, financial condition and results of operations may be materially adversely affected.
First-time homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers. These homebuyers are a key source of demand for our new homes. A limited availability of suitable mortgage financing may adversely affect the volume and sales price of our home sales.
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
Federal income tax credits currently available to builders of certain energy efficient new homes may not be extended by future legislation.
On December 21, 2020, the U.S. Congress passed the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which former President Trump signed into law on December 27, 2020. This Act extended the availability of Code Section 45L credit for energy efficient new homes (“federal energy efficient homes tax credits”), which provides a tax credit of $2,000 per qualifying home to eligible homebuilders, and made such tax credits available for homes delivered through December 31, 2021. Legislation to extend such tax credits beyond December 31, 2021 has not been adopted, and it is uncertain whether an extension or similar tax credit will be adopted in the future. Federal energy efficient homes tax credits recognized during the year ended December 31, 2020 totaled $41.2 million, of which $29.7 million related to homes closed in prior open tax years. If legislation to extend such tax credits for periods after December 31, 2021 is not adopted, our effective income tax rates in future periods may increase, potentially materially.

The housing market may not continue to grow at the same rate, or may decline, and any decline in our markets or for the homebuilding industry generally may materially and adversely affect our business and financial condition.
We cannot predict whether and to what extent the housing markets in the geographic areas in which we operate will continue to grow, particularly if interest rates for mortgage loans, land costs, and construction costs rise. Other factors that might impact growth in the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of the COVID-19 pandemic, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, slower rates of population growth or population decline in our markets, or Federal Reserve policy changes. Given these factors, we can provide no assurance that the present housing market will continue to be strong, whether overall or in our markets.
If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, including as a result of the COVID-19 pandemic, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed and the amount of revenues or profits we generate, and such effect may be material.
The homebuilding industry is highly competitive and, if our competitors are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment that is characterized by competition from a number of other homebuilders and land developers in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with large national and regional homebuilding companies, some of which have greater financial and operational resources than us, and with smaller local homebuilders and land developers, some of which may have lower administrative costs than us. We may be at a competitive disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturns in the housing market. Furthermore, our market share in certain of our markets may be lower as compared to some of our competitors. Many of our competitors also have longer operating histories and longstanding relationships with subcontractors and suppliers in the markets in which we operate or to which we may expand. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. We compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may independently develop land and construct homes that are substantially similar to our products.
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
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia and Pennsylvania. In addition, we own land or have entered into contracts for the right to purchase land or lots at a future point in time in additional states. A prolonged economic downturn in the future in one or more of these areas, or a particular industry that is fundamental to one or more of these areas, particularly within Texas, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Our communities on the West coast are especially susceptible to restrictive government regulations and environmental laws. To the extent the oil and gas industry, which can be very volatile, is negatively impacted by declining commodity prices, climate change, legislation or other factors, a result could be a reduction in employment or other negative economic consequences, which in turn could adversely impact our home sales and activities in certain of our markets.
Moreover, certain insurance companies doing business in states in which we operate could restrict, curtail or suspend the issuance of homeowners’ insurance policies on single-family homes. This could both reduce the availability of hurricane and other types of natural disaster insurance, in general, and increase the cost of such insurance to prospective purchasers of homes. Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners’ insurance. There can be no assurance that homeowners’ insurance will be available or affordable to prospective purchasers of our homes. Long-term restrictions on, or unavailability of, homeowners’ insurance could have an adverse effect on the homebuilding industry in our markets and on our business. Additionally, the availability of permits for new homes in new and existing developments could be adversely affected by the significantly limited capacity of the schools, roads, and other infrastructure.
If adverse conditions in these markets develop in the future, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Furthermore, if buyer demand for new homes in these markets decreases, home prices could decline, which would have a material adverse effect on our business.
Interest rate changes may adversely affect us.
We currently hedge a portion of our interest rate exposure through the use of an interest rate cap contract. We may obtain additional forms of interest rate protection in the form of swap agreements, interest rate cap contracts or similar agreements to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.
Fluctuations in real estate values may require us to write-down the book value of our real estate assets.
The homebuilding and land development industries are subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Any future government shutdowns or slowdowns may materially adversely affect our business or financial results.
Any future government shutdowns or slowdowns may materially adversely affect our business or financial results. We can make no assurances that potential home closings affected by any such shutdown or slowdown will occur after the shutdown or slowdown has ended.
Natural disasters, severe weather and adverse geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.
Our homebuilding operations are located in many areas that are subject to natural disasters, severe weather or adverse geological conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, floods, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes and other natural disasters. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to our assets or affect the desirability of our land or projects, thereby adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion. Furthermore, the occurrence of natural disasters, severe weather and other adverse geological conditions has increased in recent years due to climate change and may continue to increase in the future. Climate change may have the effect of making the risks described above occur more frequently and more severely, which could amplify the adverse impact on our business, prospects, liquidity, financial condition and results of operations.
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
We are subject to environmental, health and safety laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.
We are subject to a variety of local, state, federal and other laws, statutes, ordinances, rules and regulations concerning the environment, hazardous materials, the discharge of pollutants and human health and safety. The particular environmental requirements that apply to any given site vary according to multiple factors, including the site’s location, its environmental conditions, the present and former uses of the site, the presence or absence of endangered plants or animals or sensitive habitats, and environmental conditions at adjoining or nearby properties. We may not identify all of these concerns during any pre-acquisition or pre-development review of project sites. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or in areas contaminated by others before we commence development. In some instances, regulators from different governmental agencies do not concur on development, remedial standards or property use restrictions for a project, and the resulting delays or additional costs can be material for a given project.
From time to time, the EPA and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental laws and may levy fines and penalties, among other sanctions, for failure to strictly comply with applicable environmental laws, including those applicable to control storm water discharges during construction, or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. Further, we expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. We cannot assure you that environmental, health and safety laws will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.
Environmental laws and regulations relating to climate change and energy can have an adverse impact on our activities, operations and profitability and on the availability and price of certain raw materials, such as lumber, steel, and concrete.
There is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, and will continue to cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate change impacts and concerns could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. On January 20, 2021, President Biden signed an instrument that will lead to the United States’ reentry into the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. We anticipate that a variety of new legislation may be enacted or considered for enactment at the federal, state and local levels relating to climate change and energy, including in response to the United States’ reentry into the Paris Agreement. This legislation could relate to, for example, matters such as greenhouse gas emissions control and building and other codes that impose energy efficiency standards or require energy saving construction materials. New building or other code requirements that impose stricter energy efficiency standards or requirements for building materials could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation, regulations, mandates, standards and other requirements of this nature are expected to continue to be enacted and become costlier for us to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, these initiatives could have an adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or similar energy-related regulations.
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
Increasing attention to environmental, social and governance matters may impact our business, financial results or stock price.
In recent years, increasing attention has been given to corporate activities related to environmental, social and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and promoting the use of energy saving building materials. A failure to comply with investor or customer expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to our business and could have a material adverse effect on us.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
Because of the seasonal nature of our business, our quarterly operating results fluctuate.
As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality,” we have historically experienced, and in the future expect to continue to experience, variability in our results of operations from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in our second, third and fourth quarters. Thus, our revenues may fluctuate on a quarterly basis, and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes, we do not complete home sales at anticipated pricing levels or within anticipated time frames, our business, prospects, liquidity, financial condition and results of operations would be adversely affected. We expect this seasonal pattern to continue over the long term, but we can make no assurances as to the degree to which our historical seasonal patterns will occur in the future.
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
The potential difficulties described above can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to develop the land and build our homes. We may not be able to recover these increased costs by raising prices because of market conditions. The potential difficulties described above could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether.
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
Strategic Risks Related to Our Business
We cannot make any assurances that our growth or expansion strategies will be successful or not expose us to additional risks.
We have expanded our business through selected investments in new geographic markets and by diversifying our products in certain markets. Investments in land, finished lots and home inventories can expose us to risks of economic loss and inventory impairments if housing conditions weaken or we are unsuccessful in implementing our growth strategies.
We may develop communities in which we build townhomes or other multi-family homes in addition to single-family homes, sell acreage home sites as a part of the development, sell homes to investors or portfolio management companies, or develop commercial properties that may be complementary to our communities. We might acquire another homebuilder or developer in order to accomplish our growth or expansion strategies. We can give no assurance that we will be able to successfully identify, acquire or implement these new strategies in the future. Accordingly, any such expansion, including through acquisitions, could expose us to significant risks, beyond those associated with operating our existing business, including understanding and complying with the laws and regulations of new jurisdictions, diversion of our management’s attention from ongoing business concerns, difficulties in integrating an acquired business, and incurrence of unanticipated liabilities and expenses and may materially adversely affect our business, prospects, liquidity, financial condition and results of operations.
We may incur a variety of costs to engage in future growth or expansion of our operations, including through add-on acquisitions, and the anticipated benefits may never be realized.
We intend to grow our operations in existing markets, and we may expand into new markets or pursue opportunistic purchases of other homebuilders on attractive terms as, and if, such opportunities arise. We may be unable to achieve the anticipated benefits of any such growth or expansion, including through add-on acquisitions or through efficiencies that we may be unable to achieve, the anticipated benefits may take longer to realize than expected or we may incur greater costs than expected in attempting to achieve the anticipated benefits. In such cases, we will likely need to employ additional personnel or consultants that are knowledgeable of such markets. There can be no assurance that we will be able to employ or retain the necessary personnel to successfully implement a disciplined management process and culture with local management, that our expansion operations will be successful, or that we will be able to successfully integrate any acquired homebuilder. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business. Accordingly, any such expansion could expose us to significant risks beyond those associated with operating our existing business and may adversely affect our business, prospects, liquidity, financial condition and results of operations.
Risks Related to Our Organization and Structure
We depend on key management personnel and other experienced employees.
Our success depends to a significant degree upon the contributions of certain key management personnel, including, but not limited to, Eric Lipar, our Chief Executive Officer and Chairman of our board of directors. Although we have entered into an employment agreement with Mr. Lipar, there is no guarantee that Mr. Lipar will remain employed by us. Our ability to retain our key management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key man life insurance that would provide us with proceeds in the event of the death or disability of any of our key management personnel.
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
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us, and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2020, we had a $650.0 million revolving credit facility (the “Credit Agreement”) to finance our construction and development activities. As of December 31, 2020, we had outstanding borrowings of $246.6 million under the Credit Agreement and we could borrow an additional $392.5 million under the Credit Agreement. As of December 31, 2020, borrowings under the Credit Agreement bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.35% per annum. In addition, as of December 31, 2020, we had outstanding $300.0 million aggregate principal amount of our 6.875% Senior Notes due 2026 (the “Senior Notes”).

Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, if any, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our certificate of incorporation does not contain a limitation on the amount of indebtedness we may incur, and our board of directors may change our target debt levels at any time without the approval of our stockholders.
Incurring substantial indebtedness could subject us to many risks that, if realized, would adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt, which is likely to result in acceleration of such indebtedness;
•our indebtedness may increase our vulnerability to adverse economic and industry conditions with no assurance that our profitability will increase with higher financing cost;
•we may be required to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for operations and capital expenditures, future investment opportunities or other purposes; and
•the terms of any refinancing may not be as favorable as the terms of the indebtedness being refinanced.
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
Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. On July 27, 2017, the Financial Conduct Authority in the United Kingdom (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. On November 30, 2020, the FCA and ICE Benchmark Administration, which administers LIBOR quotations, announced a consultation on the extension of the quotation of most LIBOR tenors to June 30, 2023 for legacy contracts only. The Credit Agreement, which, at the present time, has a term that extends to May 31, 2023 with respect to 87% of the commitments thereunder and to May 31, 2022 with respect to 13% of the commitments thereunder, provides for a mechanism to amend the Credit Agreement to reflect the establishment of an alternate rate of interest upon the occurrence of certain events related to the phase-out of any applicable interest rate. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate on the Credit Agreement. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on our cost of capital, financial condition, cash flows and results of operations.
Interest expense on debt we incur may limit our cash available to fund our growth strategies.
As of December 31, 2020, we had total outstanding borrowings of $246.6 million under the Credit Agreement, and we could borrow an additional $392.5 million under the Credit Agreement. As of December 31, 2020, borrowings under the Credit Agreement bore interest at a rate of LIBOR plus 2.35% per annum. In addition, as of December 31, 2020, we had outstanding $300.0 million aggregate principal amount of the Senior Notes, which bear interest at a fixed rate of 6.875%. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.
We are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to service our debt and pay dividends, if any, taxes and other expenses.
We are a holding company and have no material assets other than our ownership of membership interests or limited partnership interests in our subsidiaries. We have no independent means of generating revenue. We intend to cause our subsidiaries to make distributions to their members in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us. Our ability to service our debt depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or other distributions, to pay amounts due on our obligations. Future financing arrangements may contain negative covenants, limiting the ability of our subsidiaries to declare or pay dividends or make distributions. Our subsidiaries are separate and distinct legal entities; to the extent that we need funds, and our subsidiaries are restricted from declaring or paying such dividends or making such distributions under applicable law or regulations, or are otherwise unable to provide such funds (for example, due to restrictions in future financing arrangements that limit the ability of our operating subsidiaries to distribute funds), our liquidity and financial condition could be materially harmed.
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

General Risk Factors
Failure to comply with laws and regulations may adversely affect us.
We are required to comply with laws and regulations governing many aspects of our business, such as land acquisition and development, home construction and sales, and employment practices. Despite our oversight, contractual protections, and other mitigation efforts, our employees or subcontractors could violate some of these laws or regulations, as a result of which we may incur fines, penalties or other liabilities, which could be significant, and our reputation with governmental agencies, customers, vendors or suppliers could be damaged.
We are subject to litigation, arbitration or other claims, which could materially and adversely affect us.
We are subject to litigation and we may in the future be subject to enforcement actions, such as claims relating to our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Although we have established warranty, claim and litigation reserves that we believe are adequate, we cannot be certain of the ultimate outcomes of any claims that may arise in the future, and legal proceedings may result in the award of substantial damages against us beyond our reserves. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured or in excess of insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Furthermore, plaintiffs may in certain of these legal proceedings seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial liability for us. Certain litigation or the resolution thereof may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.
We may suffer uninsured losses or material losses in excess of insurance limits.
We could suffer physical damage to property and liabilities resulting in losses that may not be fully recoverable by insurance. Insurance against certain types of risks, such as terrorism, earthquakes, floods or personal injury claims, may be unavailable, available in amounts that are less than the full market value or replacement cost of investment or underlying assets or subject to a large deductible or self-insurance retention amount. In addition, there can be no assurance that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles or self-insurance retention, we could sustain financial loss or lose capital invested in the affected property, as well as anticipated future income from that property. Furthermore, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles. We may also be liable for any debt or other financial obligations related to affected property.
Information system failures, cyber incidents or breaches in security could adversely affect us.
We rely on accounting, financial, operational, management and other information systems, including the Internet and third-party hosted services, to conduct our operations, store sensitive data, process financial information and results of operations for internal reporting purposes and comply with financial reporting, legal and tax requirements. Our information systems, and those of our vendors and service providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, including malware and phishing, cyberattacks, natural disasters, usage errors by employees and other related risks. Any cyber incident or attack or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Furthermore, any failure or security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, or a loss of confidence in our security measures, which could harm our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Although we have implemented systems and processes intended to secure our information systems, there can be no assurance that our efforts to maintain the security and integrity of our information systems will be effective or that future attempted security breaches or disruptions would not be successful or damaging.
Our business is subject to complex and evolving U.S. laws and regulations regarding privacy and data security.
As part of our normal business activities, we collect and store certain information, including information specific to homebuyers, customers, employees, vendors and suppliers. We may share some of this information with third parties who assist us with certain aspects of our business. Consumer personal privacy and data security have become significant issues and the subject of rapidly evolving regulation in the United States. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. Laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including recently-implemented and forthcoming California legislation, may significantly impact our business activities and require substantial compliance costs, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Any failure, or perceived failure, by us to adequately address privacy and data security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. If we are not able to adjust to changing laws, regulations and standards relating to privacy or data security, our business may be materially harmed. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
Acts of war or terrorism may seriously harm our business.
Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, acts of terrorism, political uncertainty or civil unrest may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, result in uninsured losses, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition and results of operations.
Negative publicity could adversely affect our reputation as well as our business, financial results and stock price.
Our reputation and brand are critical to our success. Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs, newsletters, and other digital platforms. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.
Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.
Accounting rules and interpretations for certain aspects of our financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as those related to asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.
Our access to additional third-party sources of financing will depend, in part, on:
•general market conditions;
•the duration and effects of the COVID-19 pandemic;
•the market’s perception of our growth potential;
•with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;
•our current debt levels;
•our current and expected future earnings;
•our cash flow; and
•the market price per share of our common stock.
The global credit and equity markets and the overall economy can be extremely volatile, which could have a number of adverse effects on our operations and capital requirements. For the past decade, the domestic financial markets have experienced a high degree of volatility, uncertainty and, during certain periods, tightening of liquidity in both the high yield debt and equity capital markets, resulting in certain periods where new capital has been both more difficult and more expensive to access. If we are unable to access the credit markets, we could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is prolonged volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.
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
The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•the impact of the COVID-19 pandemic and its effect on us, our business, customers, subcontractors and suppliers, and the markets in which we operate, U.S. and world financial markets, mortgage availability, potential regulatory actions, changes in customer and stakeholder behaviors and impacts on and modifications to our operations, business and financial condition relating to COVID-19;
•adverse economic changes either nationally or in the markets in which we operate, including, among other things, potential impacts from political uncertainty, civil unrest, increases in unemployment, volatility of mortgage interest rates and inflation and decreases in housing prices;
•a slowdown in the homebuilding industry or changes in population growth rates in our markets;
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
•changes in (including as a result of the change in the U.S. presidential administration), liabilities under, or the failure or inability to comply with, governmental laws and regulations, including environmental laws and regulations;
•the timing of receipt of regulatory approvals and the opening of projects;
•the degree and nature of our competition;
•increases in taxes or government fees;
•our continued ability to qualify for additional federal energy efficient homes tax credits and the extension of the availability of such tax credits beyond December 31, 2021;
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
•other risks and uncertainties inherent in our business; and
•other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 22,000 square feet in The Woodlands, Texas for our corporate headquarters; this lease expires in 2028. In addition, to adequately meet the needs of our operations, we lease offices in Arizona, Nevada, California, Washington, Colorado, Florida, Georgia, North Carolina, Tennessee, Texas, and West Virginia. See “Business—Land Acquisition Policies and Development” for a summary of the other property which we owned or controlled as of December 31, 2020.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market (NASDAQ) under the symbol “LGIH.” As of February 23, 2021, the closing price of our common stock on the NASDAQ was $115.81, and we had 21 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
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
Dividends
We have not previously declared or paid any cash dividends on our common stock. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any of our financing arrangements and such other factors as our board of directors may deem relevant.
Stock Repurchase Program
The following table summarizes the repurchase of shares of our common stock during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
October 1-31, 2020	—	$—	—	$317,159
November 1-30, 2020	85,000	$111.91	85,000	$307,647
December 1-31, 2020	66,965	$108.03	66,965	$300,412
	151,965	$110.20	151,965
(1)In November 2018, our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. On October 30, 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million of shares of our common stock. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Stock Performance Graph
This chart compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Companies Stock Index (the “S&P 500 Index”) and the Standard & Poor’s Homebuilders Select Industry Index (the “S&P Homebuilders Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2015 and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return among LGI Homes, Inc. Common Stock, the S&P 500 Index, and the S&P Homebuilders Index for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.

$500
$400
$300
$200
$100
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
LGIH
S&P 500 Index
S&P Homebuilders Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
LGIH	$100.00	$118.08	$308.38	$185.86	$290.38	$435.06
S&P 500 Index	$100.00	$109.54	$130.81	$122.65	$158.07	$183.77
S&P Homebuilders Index	$100.00	$99.09	$129.46	$95.08	$133.23	$168.08

ITEM 6.     SELECTED FINANCIAL DATA
The selected historical balance sheet and statement of operations information presented as of December 31, 2020, 2019, 2018, 2017 and 2016 and for the years then ended have been derived from our audited historical consolidated financial statements. The following table should be read together with, and is qualified in its entirety by reference to, our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following table presents our selected historical financial and operating data as of the dates and for the periods indicated.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except per share data and average home sales price)
Statement of Operations Data:
Home sales revenues	$2,367,929	$1,838,154	$1,504,400	$1,257,960	$838,320
Expenses:
Cost of sales	1,764,832	1,401,675	1,124,484	937,540	616,707
Selling expenses	148,366	131,561	109,460	94,957	66,984
General and administrative	90,021	77,380	70,345	55,662	43,158
Operating income	364,710	227,538	200,111	169,801	111,471
Loss on extinguishment of debt	—	169	3,599	—	—
Other income, net	(3,139)	(4,463)	(2,586)	(1,601)	(2,201)
Net income before income taxes	367,849	231,832	199,098	171,402	113,672
Income tax provision	43,954	53,224	43,812	58,096	38,641
Net income	$323,895	$178,608	$155,286	$113,306	$75,031
Basic earnings per share (1)	$12.89	$7.70	$6.89	$5.24	$3.61
Diluted earnings per share (1)	$12.76	$7.02	$6.24	$4.73	$3.41
Other Financial and Operating Data:
Average community count	111.9	95.8	80.6	73.1	57.9
Community count at end of period	116	106	88	78	63
Home closings	9,339	7,690	6,512	5,845	4,163
Average sales price per home closed	$253,553	$239,032	$231,020	$215,220	$201,374
Gross margin (2)	$603,097	$436,479	$379,916	$320,420	$221,613
Gross margin % (3)	25.5%	23.7%	25.3%	25.5%	26.4%
Adjusted gross margin (4)	$648,350	$475,033	$405,635	$338,066	$232,778
Adjusted gross margin % (3)(4)	27.4%	25.8%	27.0%	26.9%	27.8%
EBITDA (5)	$408,940	$267,705	$224,120	$189,593	$125,441
EBITDA margin % (3)(5)	17.3%	14.6%	14.9%	15.1%	15.0%
Adjusted EBITDA (5)	$410,673	$266,735	$226,541	$188,238	$123,725
Adjusted EBITDA margin % (3)(5)	17.3%	14.5%	15.1%	15.0%	14.8%

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$35,942	$38,345	$46,624	$67,571	$49,518
Real estate inventory	$1,569,489	$1,499,624	$1,228,256	$918,933	$717,681
Goodwill	$12,018	$12,018	$12,018	$12,018	$12,018
Total assets	$1,826,087	$1,666,115	$1,395,473	$1,079,892	$814,514
Notes payable	$538,398	$690,559	$653,734	$475,195	$400,483
Total liabilities	$687,082	$820,922	$739,530	$590,046	$459,313
Total equity	$1,139,005	$845,193	$655,943	$489,846	$355,201
(1)Earnings per share is presented for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. See Note 9 “Equity” to our consolidated financial statements included in Part II, Item 8 of this Annual Report of this Form 10-K for calculation of earnings per share for the years ended December 31, 2020, 2019 and 2018.
(2)Gross margin is home sales revenues less cost of sales.
(3)Calculated as a percentage of home sales revenues.
(4)Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin less capitalized interest and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes this information is useful because it isolates the impact that capitalized interest and purchase accounting adjustments have on gross margin. However, because adjusted gross margin information excludes capitalized interest and purchase accounting adjustments, which have real economic effects and could impact our results, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” for a reconciliation of adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.
(5)EBITDA and Adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) loss on extinguishment of debt, (vi) other income, net and (vii) adjustments resulting from the application of purchase accounting. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and Adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” for reconciliations of EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K contain additional information that should be referred to when reviewing this material. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
Key Results
Key financial results as of and for the year ended December 31, 2020, as compared to the year ended December 31, 2019, were as follows:
•Home sales revenues increased 28.8% to $2.4 billion from $1.8 billion.
•Homes closed increased 21.4% to 9,339 homes from 7,690 homes.
•Average sales price per home closed increased 6.1% to $253,553 from $239,032.
•Gross margin as a percentage of home sales revenues increased to 25.5% from 23.7%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 27.4% from 25.8%.
•Net income before income taxes increased 58.7% to $367.8 million from $231.8 million.
•Net income increased 81.3% to $323.9 million from $178.6 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 17.3% from 14.6%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 17.3% from 14.5%.
•Active communities at the end of 2020 increased to 116 from 106.
•Total owned and controlled lots increased 28.0% to 61,504 lots at December 31, 2020 from 48,062 lots at December 31, 2019.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
COVID-19 Impact and Strategy
On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter-in-place orders and “stay-at-home” orders in certain of our markets. State and local authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to re-open or have nearly completed the re-opening process despite increases in COVID-19 cases. The COVID-19 outbreak may significantly worsen in the United States during the upcoming months, which may cause federal, state and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the re-opening of the economy may be further curtailed. We have experienced some resulting disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy, with various businesses curtailing or ceasing normal operations and subsequently attempting to resume operations. In March 2020, we were required to temporarily stop our construction of homes in certain markets in which we do business. Beginning in April 2020, we resumed construction of homes in those markets. Although we continued to build and sell homes in all of our markets, at that time the pace of sales declined and we experienced an increase in the rate of contract cancellations. Since May 2020, the pace of sales has rebounded and we have experienced a sustained increase in demand in our markets. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19. Such measures have caused, and may continue to cause, us, our subcontractors, suppliers and other business counterparties to experience operational delays.
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
We cannot estimate with any degree of certainty the full impact of COVID-19 on our financial condition and future results of operations. We also cannot predict the full impact that the significant disruption and volatility currently being experienced in the markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the impact of government actions designed to prevent the spread of COVID-19, the availability and timely distribution of effective treatments and vaccines, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K. While we expect COVID-19 to continue to influence our future results, we believe that the desire for single-family homes outside of densely populated urban areas combined with historically low mortgage rates and low availability of existing homes is driving an increase in demand for new homes.

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands, except per share data and average home sales price)

Statement of Income Data:
Home sales revenues	$2,367,929	$1,838,154	$1,504,400
Expenses:
Cost of sales	1,764,832	1,401,675	1,124,484
Selling expenses	148,366	131,561	109,460
General and administrative	90,021	77,380	70,345
Operating income	364,710	227,538	200,111
Loss on extinguishment of debt	—	169	3,599
Other income, net	(3,139)	(4,463)	(2,586)
Net income before income taxes	367,849	231,832	199,098
Income tax provision	43,954	53,224	43,812
Net income	$323,895	$178,608	$155,286
Basic earnings per share	$12.89	$7.70	$6.89
Diluted earnings per share	$12.76	$7.02	$6.24
Other Financial and Operating Data:
Average community count	111.9	95.8	80.6
Community count at end of period	116	106	88
Home closings	9,339	7,690	6,512
Average sales price per home closed	$253,553	$239,032	$231,020
Gross margin (1)	$603,097	$436,479	$379,916
Gross margin % (2)	25.5%	23.7%	25.3%
Adjusted gross margin (3)	$648,350	$475,033	$405,635
Adjusted gross margin % (2)(3)	27.4%	25.8%	27.0%
EBITDA (4)	$408,940	$267,705	$224,120
EBITDA margin % (2)(4)	17.3%	14.6%	14.9%
Adjusted EBITDA (4)	$410,673	$266,735	$226,541
Adjusted EBITDA margin % (2)(4)	17.3%	14.5%	15.1%
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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Homes Sales.  Our home sales revenues, home closings, average sales price per home closed (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the years ended December 31, 2020 and 2019 were as follows (revenues in thousands):

	Year Ended December 31, 2020					At December 31, 2020
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$850,375	3,654	$232,724	34.6	8.8	38
Southeast	559,226	2,382	234,772	33.5	5.9	31
Northwest	389,523	1,000	389,523	11.9	7.0	13
West	286,130	1,043	274,334	13.9	6.2	13
Florida	282,675	1,260	224,345	18.0	5.8	21
Total	$2,367,929	9,339	$253,553	111.9	7.0	116

	Year Ended December 31, 2019					At December 31, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$724,981	3,304	$219,425	33.0	8.3	33
Southeast	347,817	1,592	218,478	24.5	5.4	29
Northwest	304,294	827	367,949	12.4	5.6	13
West	271,186	1,056	256,805	12.8	6.9	14
Florida	189,876	911	208,426	13.1	5.8	17
Total	$1,838,154	7,690	$239,032	95.8	6.7	106
Our results of operations for the year ended December 31, 2020 reflect a significant rebound following the slowdown related to the COVID-19 pandemic that occurred during March and April 2020. Since May 2020, we have seen a continued and material increase in the demand for our homes driven by a renewed interest in the benefits of homeownership, low interest rates and an undersupply of new and existing homes available for sale. Despite high levels of demand, our closings in July and August 2020 were limited by our decision to pause our construction and land acquisition activities in March and April as we evaluated the potential impacts of the COVID-19 pandemic on our business. Beginning in May 2020, we resumed construction activities and accelerated the pace of our new home starts.
Home Sales Revenues. Home sales revenues for the year ended December 31, 2020 were $2.4 billion, an increase of $529.8 million, or 28.8%, from $1.8 billion for the year ended December 31, 2019. The increase in home sales revenues is primarily due to a 21.4% increase in homes closed, a 16.8% increase in average community count and an increase in the average sales price per home closed during the year ended December 31, 2020 as compared to the year ended December 31, 2019. We closed 9,339 homes during 2020, as compared to 7,690 homes closed during 2019. The average sales price per home closed during the year ended December 31, 2020 was $253,553, an increase of $14,521, or 6.1%, from the average sales price per home closed of $239,032 for the year ended December 31, 2019. This increase in the average sales price per home closed was primarily due to a favorable pricing environment, increased closings at higher price points in certain markets and changes in product mix. The overall increase in home closings was largely due to deepening our presence within certain markets in the Southeast and Florida reportable segments during the year ended December 31, 2020 as compared to the year ended December 31, 2019 and strong demand resulting in an increase in the number of homes closed on average on a per community basis.
We continued to diversify our operations outside of our Central reportable segment during 2020.  We increased our home sales revenues in our reportable segments other than our Central reportable segment by $404.4 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019, representing a 29.6% increase in the number of homes closed in these reportable segments and increased average community count on a consolidated basis during 2020 as compared to 2019.

Home sales revenues in our Central reportable segment increased by $125.4 million, or 17.3%, during the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase in the average sales price per home closed and increased community count at a higher absorption rate. Home sales revenues in our Southeast reportable segment increased by $211.4 million, or 60.8%, during the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase in community count associated with deepening our presence within existing markets and to a lesser extent our geographic expansion into certain markets in North Carolina and South Carolina at December 31, 2020 as compared to December 31, 2019. Home sales revenues in our Northwest reportable segment increased by $85.2 million, or 28.0%, during the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a 20.9% increase in the number of homes closed in this reportable segment, as a result of increased demand slightly offset by a lower average community count at a higher absorption rate. Home sales revenues in our West reportable segment increased by $14.9 million, or 5.5%, during the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to an increase of 6.8% in the average sales price per home closed in this reportable segment offset by lower home closings, largely due to close out of or transition between, and to a lesser extent available inventory in, certain active communities. Home sales revenues in our Florida reportable segment increased by $92.8 million, or 48.9%, primarily due to an increased community count with an increase of 7.6% in the average sales price per home closed during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the year ended December 31, 2020 to $1.8 billion, an increase of $363.2 million, or 25.9%, from $1.4 billion for the year ended December 31, 2019. This increase is primarily due to a 21.4% increase in homes closed, as well as higher vertical and lot costs recognized as a percentage of revenues during 2020 as compared to 2019. Gross margin for the year ended December 31, 2020 was $603.1 million, an increase of $166.6 million, or 38.2%, from $436.5 million for the year ended December 31, 2019. Gross margin as a percentage of home sales revenues was 25.5% for the year ended December 31, 2020 and 23.7% for the year ended December 31, 2019. This increase in gross margin as a percentage of home sales revenues during the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily due to an increase in homes closed with a higher average sales price per home closed, which was primarily driven by a favorable pricing environment, operating leverage obtained and product mix, partially offset by an increase in wholesale home closings as a percentage of total home closings.
Selling Expenses.  Selling expenses for the year ended December 31, 2020 were $148.4 million, an increase of $16.8 million, or 12.8%, from $131.6 million for the year ended December 31, 2019. Sales commissions increased to $89.2 million for the year ended December 31, 2020 from $68.1 million for the year ended December 31, 2019 largely due to a 28.8% increase in home sales revenues during 2020 as compared to 2019. Selling expenses as a percentage of home sales revenues were 6.3% and 7.2% for the years ended December 31, 2020 and 2019, respectively. The decrease in selling expenses as a percentage of home sales revenues was driven primarily by cost saving measures implemented and the increased demand for our homes in response to the COVID-19 pandemic, as well as operating leverage realized from the increase in home sales revenues during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
General and Administrative. General and administrative expenses for the year ended December 31, 2020 were $90.0 million, an increase of $12.6 million, or 16.3%, from $77.4 million for the year ended December 31, 2019. The increase in the amount of general and administrative expenses is primarily due to increased personnel and other costs associated with an increase of active communities during 2020 as compared to 2019. General and administrative expenses as a percentage of home sales revenues were 3.8% and 4.2% for the years ended December 31, 2020 and 2019, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues and cost saving measures implemented as a result of COVID-19 during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Operating Income and Net Income before Income Taxes.  Operating income for the year ended December 31, 2020 was $364.7 million, an increase of $137.2 million, or 60.3%, from $227.5 million for the year ended December 31, 2019. Net income before income taxes for the year ended December 31, 2020 was $367.8 million, an increase of $136.0 million, or 58.7%, from $231.8 million for the year ended December 31, 2019. Our reportable segments contributed the following amounts and percentages of net income before income taxes during 2020: Central - $154.8 million or 42.1%; Southeast - $79.4 million or 21.6%; Northwest - $71.3 million or 19.4%; West - $35.8 million or 9.7%; and Florida - $32.6 million or 8.8%. The increases in operating income and net income before income taxes are primarily attributed to higher gross margins during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Income Taxes. Income tax provision for the year ended December 31, 2020 was $44.0 million, a decrease of $9.3 million, or 17.4%, from income tax provision of $53.2 million for the year ended December 31, 2019. The decrease in the amount of income tax provision is primarily due to the change in our effective tax rate to 11.9% from 23.0% effective tax provision as a result of the tax benefits relating to the federal energy efficient homes tax credits we recognized during the year ended December 31, 2020, partially offset by the 58.7% increase in net income before taxes. Federal energy efficient homes tax credits recognized during the year ended December 31, 2020 totaled $41.2 million, of which $29.7 million related to homes closed in prior open tax years. We believe this tax credit will continue, at a lesser extent, to impact our results of operations during 2021.
Net Income. Net income for the year ended December 31, 2020 was $323.9 million, an increase of $145.3 million, or 81.3%, from $178.6 million for the year ended December 31, 2019. The increase in net income is primarily attributed to overall stronger gross margins driven by the 28.8% increase in home sales revenues, 6.1% higher average sales price per home closed and the $41.2 million of tax benefits relating to the federal energy efficient homes tax credits recognized during 2020 as compared to 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Homes Sales.  Our home sales revenues, home closings, average sales price per home closed (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the years ended December 31, 2019 and 2018 were as follows (Revenues in thousands):

	Year Ended December 31, 2019					At December 31, 2019
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$724,981	3,304	$219,425	33.0	8.3	33
Southeast	347,817	1,592	218,478	24.5	5.4	29
Northwest	304,294	827	367,949	12.4	5.6	13
West	271,186	1,056	256,805	12.8	6.9	14
Florida	189,876	911	208,426	13.1	5.8	17
Total	$1,838,154	7,690	$239,032	95.8	6.7	106

	Year Ended December 31, 2018					At December 31, 2018
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$623,751	2,937	$212,377	30.7	8.0	32
Southeast	271,073	1,324	204,738	18.7	5.9	21
Northwest	277,567	760	365,220	10.3	6.1	11
West	151,059	627	240,923	9.3	5.6	10
Florida	180,950	864	209,433	11.6	6.2	14
Total	$1,504,400	6,512	$231,020	80.6	6.7	88
Home Sales Revenues. Home sales revenues for the year ended December 31, 2019 were $1.8 billion, an increase of $333.8 million, or 22.2%, from $1.5 billion for the year ended December 31, 2018. The increase in home sales revenues is primarily due to an 18.1% increase in homes closed and an increase in the average sales price per home closed during the year ended December 31, 2019 as compared to the year ended December 31, 2018. We closed 7,690 homes during 2019, as compared to 6,512 homes closed during 2018. This increase in home closings was largely due to the increase in the number of active communities in 2019. The average sales price per home closed during the year ended December 31, 2019 was $239,032, an increase of $8,012, or 3.5%, from the average sales price per home closed of $231,020 for the year ended December 31, 2018. This increase in the average sales price per home closed was primarily due to changes in product mix, higher price points in certain new markets and a favorable pricing environment. The increase in homes closed was largely due to our geographic expansion in the West reportable segment and deepening our presence within certain markets in the Southeast reportable segment during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
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
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the year ended December 31, 2019 to $1.4 billion, an increase of $277.2 million, or 24.7%, from $1.1 billion for the year ended December 31, 2018. This increase is primarily due to an 18.1% increase in homes closed, higher lot costs recognized and, to a lesser extent, increased capitalized interest costs for homes closed during 2019 as compared to 2018. Gross margin for the year ended December 31, 2019 was $436.5 million, an increase of $56.6 million, or 14.9%, from $379.9 million for the year ended December 31, 2018. Gross margin as a percentage of home sales revenues was 23.7% for the year ended December 31, 2019 and 25.3% for the year ended December 31, 2018. This decrease in gross margin as a percentage of home sales revenues is primarily due to higher lot costs and higher capitalized interest costs recognized for the year ended December 31, 2019 as compared to the year ended December 31, 2018 and, to a lesser extent, to 583 wholesale home closings during 2019, compared to 466 wholesale home closings during 2018.
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
Loss on extinguishment of debt. Loss on extinguishment of debt was $0.2 million for the year ended December 31, 2019 due to debt issuance costs previously capitalized that were associated with the Credit Agreement. Loss on extinguishment of debt was $3.6 million for the year ended December 31, 2018 due to debt issuance costs previously capitalized that were associated with our third amended and restated credit agreement, dated as of May 25, 2018 (the “2018 Credit Agreement”).
Operating Income, Net Income before Income Taxes, and Net Income. Operating income for the year ended December 31, 2019 was $227.5 million, an increase of $27.4 million, or 13.7%, from $200.1 million for the year ended December 31, 2018. Net income before income taxes for the year ended December 31, 2019 was $231.8 million, an increase of $32.7 million, or 16.4%, from $199.1 million for the year ended December 31, 2018. Our reportable segments contributed the following amounts and percentages of net income before income taxes during 2019: Central - $117.4 million or 50.6%; Northwest - $46.9 million or 20.2%; Florida - $16.0 million or 6.9%; Southeast - $30.3 million or 13.1%; and West - $28.5 million or 12.3%. Net income for the year ended December 31, 2019 was $178.6 million, an increase of $23.3 million, or 15.0%, from $155.3 million for the year ended December 31, 2018. The increases are primarily attributed to operating leverage realized from the increase in home sales revenues and higher average sales price per home closed, offset by lower gross margin percentage during 2019 as compared to 2018.

Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Annual Report on Form 10-K relating to adjusted gross margin, EBITDA, adjusted EBITDA, adjusted net income and adjusted earnings per share.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Home sales revenues	$2,367,929	$1,838,154	$1,504,400
Cost of sales	1,764,832	1,401,675	1,124,484
Gross margin	603,097	436,479	379,916
Capitalized interest charged to cost of sales	40,381	35,230	24,311
Purchase accounting adjustments (1)	4,872	3,324	1,408
Adjusted gross margin	$648,350	$475,033	$405,635
Gross margin % (2)	25.5%	23.7%	25.3%
Adjusted gross margin % (2)	27.4%	25.8%	27.0%

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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$323,895	$178,608	$155,286
Income taxes	43,954	53,224	43,812
Depreciation and amortization	710	643	711
Capitalized interest charged to cost of sales	40,381	35,230	24,311
EBITDA	408,940	267,705	224,120
Purchase accounting adjustments(1)	4,872	3,324	1,408
Loss on extinguishment of debt	—	169	3,599
Other income, net	(3,139)	(4,463)	(2,586)
Adjusted EBITDA	$410,673	$266,735	$226,541
EBITDA margin %(2)	17.3%	14.6%	14.9%
Adjusted EBITDA margin %(2)	17.3%	14.5%	15.1%

(1)Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.
(2)Calculated as a percentage of home sales revenues.

Adjusted Net Income and Adjusted Earnings per Share
Adjusted net income and adjusted earnings per share are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define adjusted net income as net income less the retroactive federal energy efficient homes tax credits. We define adjusted earnings per share as adjusted net income divided by weighted average shares outstanding. Our management believes that the presentation of adjusted net income and adjusted earnings per share provides useful information to investors because such measures isolate the impact that material retroactive tax adjustments have on net income and earnings per share. However, because adjusted net income and adjusted earnings per share information excludes the retroactive federal energy efficient homes tax credits, which have real economic effects and could impact our results, the utility of adjusted net income and adjusted earnings per share as measures of our operating performance may be limited. In addition, other companies may not calculate adjusted net income and adjusted earnings per share in the same manner that we do. Accordingly, adjusted net income and adjusted earnings per share information should be considered only as a supplement to net income and earnings per share information as measures of our performance.
The following table reconciles adjusted net income and adjusted earnings per share to net income and earnings per share, respectively, which are the GAAP measures that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Numerator (in thousands):
Net income (Numerator for basic and diluted earnings per share)	$323,895	$178,608	$155,286
Retroactive federal energy efficient homes tax credits	29,703	—	—
Adjusted net income (Numerator for adjusted basic and diluted earnings per share)	$294,192	$178,608	$155,286
Denominator:
Basic weighted average shares outstanding	25,135,077	23,191,595	22,551,762
Effect of dilutive securities:
Convertible Notes - treasury stock method	—	1,966,639	2,030,023
Stock-based compensation units	245,483	272,607	310,489
Diluted weighted average shares outstanding	25,380,560	25,430,841	24,892,274

Basic earnings per share	$12.89	$7.70	$6.89
Diluted earnings per share	$12.76	$7.02	$6.24

Adjusted basic earnings per share	$11.70	$7.70	$6.89
Adjusted diluted earnings per share	$11.59	$7.02	$6.24

Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing the purchase contract. The amount of the required deposit is minimal (typically $1,000 to $5,000). We permit our retail homebuyers to cancel the purchase contract and obtain a refund of their deposit in the event mortgage financing cannot be obtained within a certain period of time, as specified in their purchase contract. Typically, our retail homebuyers provide documentation regarding their ability to obtain mortgage financing within 14 days after the purchase contract is signed. If we determine that the homebuyer is not qualified to obtain mortgage financing or is not otherwise financially able to purchase the home, we will terminate the purchase contract. If a purchase contract has not been cancelled or terminated within 14 days after the purchase contract has been signed, then the homebuyer has met the preliminary criteria to obtain mortgage financing. Only purchase contracts that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing are included in new (gross) orders. As a result of COVID-19, it has been, and may continue to be, more difficult for our homebuyers to qualify for and obtain mortgage financing to purchase a home.
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
As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Year Ended December 31,
	2020 (4)	2019 (5)	2018 (6)
Net orders (1)	11,070	8,299	6,320
Cancellation rate (2)	21.6%	20.6%	24.2%
Ending backlog - homes (3)	2,964	1,233	624
Ending backlog - value (3)	$775,468	$290,438	$156,109
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
(4)As of December 31, 2020, we have 1,139 units related to bulk sales agreements associated with our wholesale business.
(5)As of December 31, 2019, we have 481 units related to bulk sales agreements associated with our wholesale business, of which 117 units and values are not included in the table above.
(6)As of December 31, 2018, we have 163 units related to bulk sales agreements associated with our wholesale business, of which 92 units and values are not included in the table above.
Land Acquisition Policies and Development
See discussion included in “Business—Land Acquisition Policies and Development.”
Homes in Inventory
See discussion included in “Business—Homes in Inventory.”

Raw Materials and Labor
See discussion included in “Business—Raw Materials and Labor.”
Seasonality
In all of our reportable segments, we have historically experienced similar variability in our results of operations and in capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in our second, third and fourth quarters. Thus, our revenues may fluctuate on a quarterly basis, and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. Our revenues and capital requirements are generally similar across our second, third and fourth quarters.
As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular quarter, especially the first quarter, are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue in the long term.
Liquidity and Capital Resources
Overview
As of December 31, 2020, we had $35.9 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
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
While the COVID-19 pandemic and related mitigation efforts have created significant uncertainty as to general economic and housing market conditions, as of the date of this Annual Report on Form 10-K, we believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations and cash expected to be available from the Credit Agreement or through accessing debt or equity capital, as needed. However, with the uncertainty surrounding COVID-19, our ability to engage in the transactions described above may be constrained by volatile or tight economic, capital, credit and financial market conditions, as well as moderated investor or lender interest or capacity and our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.
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
The Credit Agreement matures on May 31, 2023 with respect to 87% of the commitments thereunder and on May 31, 2022 with respect to 13% of the commitments thereunder. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 6.875% Senior Notes due 2026 (the “Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of December 31, 2020, the borrowing base under the Credit Agreement was $949.6 million, of which borrowings, including the Senior Notes, of $546.6 million were outstanding, $10.5 million of letters of credit were outstanding and $392.5 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.35%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At December 31, 2020, LIBOR was 0.15%; however, the Credit Agreement has a 0.70% LIBOR floor.
The Credit Agreement requires us to maintain (i) a tangible net worth of not less than $625.0 million plus 75% of the net proceeds of all equity issuances plus 50.0% of the amount of our positive net income in any fiscal quarter after December 31, 2019, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 1.75 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2020, we were in compliance with all of the covenants contained in the Credit Agreement.
In July 2017, the Financial Conduct Authority in the United Kingdom (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. On November 30, 2020, the FCA and ICE Benchmark Administration, which administers LIBOR quotations, announced a consultation on the extension of the quotation of most LIBOR tenors to June 30, 2023 for legacy contracts only. At the present time, the Credit Agreement has a term that extends to May 31, 2023 with respect to 87% of the commitments thereunder and to May 31, 2022 with respect to 13% of the commitments thereunder, and borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. The Credit Agreement provides for a mechanism to amend the Credit Agreement to reflect the establishment of an alternate rate of interest upon the occurrence of certain events related to the phase-out of any applicable interest rate. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate on the Credit Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $143.8 million as of December 31, 2020. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of December 31, 2020 will be drawn upon.
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. On October 30, 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million. For the year ended December 31, 2020, we repurchased 718,993 shares of our common stock for $48.1 million to be held as treasury stock. For the year ended December 31, 2019, we did not repurchase any shares of our common stock. A total of 757,993 shares of our common stock has been repurchased since our stock repurchase program commenced. As of December 31, 2020, we may purchase up to $300.4 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash provided by operating activities was $202.2 million during the year ended December 31, 2020. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the year ended December 31, 2020 was primarily driven by net income of $323.9 million, offset by cash outflows from the $70.2 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and a $59.5 million increase in the net change in accounts receivable.
Net cash used in operating activities was $41.9 million during the year ended December 31, 2019. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the year ended December 31, 2019 was primarily driven by net income of $178.6 million, and included cash outlays for the $266.6 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity, offset by changes in non-inventory balances of $46.1 million.
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
Investing Activities
Net cash used in investing activities was $5.6 million during the year ended December 31, 2020, which reflects the purchase of property and equipment.
Net cash used in investing activities was $1.8 million during the year ended December 31, 2019, which reflects the purchase of property and equipment.
Net cash used in investing activities was $74.9 million during the year ended December 31, 2018, primarily due to the business acquisition of Wynn Homes in 2018.
Financing Activities
Net cash used by financing activities during the year ended December 31, 2020 was $198.9 million, primarily driven by $530.0 million of payments under the Credit Agreement and by the $48.1 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock, offset by borrowings of $377.1 million under the Credit Agreement.
Net cash provided by financing activities during the year ended December 31, 2019 was $35.4 million, primarily driven by net borrowings of $105.5 million under the Credit Agreement, offset by the principal payment of $70.0 million on the Convertible Notes upon their maturity.

Net cash provided by financing activities during the year ended December 31, 2018 was $170.7 million, primarily driven by net borrowings from the issuance of $300.0 million aggregate principal amount of the Senior Notes, net payments of $106.2 million under the 2018 Credit Agreement and payments of $15.0 million on the Convertible Notes, partially offset by loan issuance costs.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of December 31, 2020, we had $34.1 million of cash deposits pertaining to land purchase contracts for 26,236 lots with an aggregate purchase price of $663.0 million. Approximately $24.0 million of the cash deposits as of December 31, 2020 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings:
Credit Agreement (a)	$246,621	$—	246,621	$—	$—
Senior Notes (b)	300,000	—	—	—	300,000
Inventory related obligations(c)	4,515	82	211	230	3,992
Interest and fees (d)	145,749	31,013	49,371	41,744	23,621
Operating leases	6,290	1,223	2,013	1,284	1,770
Total	$703,175	$32,318	$298,216	$43,258	$329,383
(a)Represents borrowings under the Credit Agreement, which matures on May 31, 2023 with respect to 87% of the commitments thereunder and on May 31, 2022 with respect to 13% of the commitments thereunder. See Note 7 “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.
(b)Represents $300.0 million aggregate principal amount of our 6.875% Senior Notes due 2026. The Senior Notes mature on July 15, 2026. See Note 7 “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.

(c)The Company owns lots in certain communities that have Community Development Districts or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. Such obligations represent a non-cash cost of the lots.
(d)All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of December 31, 2020 was LIBOR plus 2.35%. Fees under the Credit Agreement are approximately $0.1 million per year. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. Inventory related obligations for infrastructure development attached to the land are subject to a fixed interest rate generally ranging from 3.93% to 7.32%, typically payable over a 30 year period, and are ultimately assumed by the homebuyer when home sales are closed.
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
•Identify the contract(s) with a customer
•Identify the performance obligations
•Determine the transaction price
•Allocate the transaction price
•Recognize revenue when the performance obligations are met
Our contracts with customers include a single performance obligation to transfer a completed home to the customer. We generally determine selling price per home on the expected cost plus margin. Our contracts contain no significant financing terms as customers who finance do so through a third party. Performance obligations are satisfied at a moment in time when the home is complete and control of the asset is transferred to the customer at closing. Home sales proceeds are generally received from the title company within a few business days after closing.
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
Impairment of Real Estate Inventories
In accordance with Accounting Standards Codification Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales prices and/or margins are trending downward and are anticipated to continue to trend downward. Due largely to the relatively short development and construction periods for our communities and our growth, we have experienced limited circumstances during 2020, 2019 or 2018 that are indicators of impairment. Our future sales and margins may be impacted by our inability to realize continued growth, increased cost associated with holding and developing land, local economic factors, pressure on home sales prices, increased carrying costs, and insufficient access to labor and materials at reasonable costs. For individual communities with indicators of impairment, we perform additional analysis to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the asset, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model; changes to the expected cash flows may lead to changes in the outcome of our impairment analysis.
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
Impairment of Land and Land Under Development
For raw land, land under development and completed lots that our management anticipates will be utilized for future homebuilding activities or to be sold as finished lots to individuals, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home or lot sales, consistent with the evaluation of operating communities discussed above. As of December 31, 2020, we had not identified any raw land, land under development or completed lots that management intends to market for sale in bulk to a third-party.
Pre-acquisition Costs and Controlled Lots Not Owned
We enter into land purchase agreements in the ordinary course of business in order to secure land for the construction of homes in the future. Pursuant to these agreements, we typically provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. We do not have title to the property and our obligations with respect to the contracts are generally limited to the forfeiture of the related nonrefundable cash deposits.
To the extent that any deposits are nonrefundable and the associated land acquisition process is terminated or no longer determined probable, the deposit and any related pre-acquisition costs (e.g. due diligence costs) are charged to general and administrative expense. We review the likelihood of the acquisition of contracted lots in conjunction with our periodic real estate impairment analysis.
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. In November 2020, we entered into a three-year interest rate cap of LIBOR of 0.70% to hedge a portion of our Credit Agreement risk exposure and future variable cash flows associated with LIBOR interest rates. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” in Item 1A. Risk Factors.
As of December 31, 2020, we had $246.6 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of December 31, 2020 was LIBOR plus 2.35%. At December 31, 2020, LIBOR was 0.15%, subject to the 0.70% LIBOR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the LIBOR floor on our variable rate indebtedness would increase our annual interest cost by approximately $2.5 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LGI Homes, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Land development costs
Description of the Matter
At December 31, 2020, the Company’s cost of sales was approximately $1.8 billion, which includes construction costs of each closed home and allocable land acquisition and land development costs, capitalized interest, and other related costs. As discussed in Note 2 to the consolidated financial statements, land development costs that are not specifically identifiable to a home are allocated on a pro rata basis. At the time of home closings, land development activities are not yet finalized. To recognize the appropriate amount of cost of sales, the Company estimates the total remaining development costs. Estimates are affected by changes to the land development project’s schedule; the cost of labor, material, and subcontractors; and potential cost reimbursements from various municipalities.
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
To test the Company's land development cost measurement and allocation to unsold lots and homes, our audit procedures included, among others, testing the significant assumptions used to develop the estimated costs to complete the land development projects and testing the completeness and accuracy of the underlying data and allocation calculation. For example, we compared the estimated land development costs to actual costs of similar communities developed by the Company; agreed the estimated development costs and cost reimbursements to supporting documentation, including underlying contracts; and performed observational procedures to understand the completeness of development activities included in the estimated land development costs. In addition, we performed lookback analyses to historical actual costs to assess management’s ability to estimate and performed sensitivity analyses of the significant assumptions to evaluate the changes in total costs of land development that would result from changes in these assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.
Houston, Texas
February 25, 2021

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$35,942	$38,345
Accounts receivable	115,939	56,390
Real estate inventory	1,569,489	1,499,624
Pre-acquisition costs and deposits	37,213	37,244
Property and equipment, net	3,618	1,632
Other assets	44,882	16,241
Deferred tax assets, net	6,986	4,621
Goodwill	12,018	12,018
Total assets	$1,826,087	$1,666,115

LIABILITIES AND EQUITY
Accounts payable	$13,676	$12,495
Accrued expenses and other liabilities	135,008	117,868
Notes payable	538,398	690,559
Total liabilities	687,082	820,922

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 26,741,554 shares issued and 24,983,561 shares outstanding as of December 31, 2020 and 26,398,409 shares issued and 25,359,409 shares outstanding as of December 31, 2019	267	264
Additional paid-in capital	270,598	252,603
Retained earnings	934,277	610,382
Treasury stock, at cost, 1,757,993 shares and 1,039,000 shares, respectively	(66,137)	(18,056)
Total equity	1,139,005	845,193
Total liabilities and equity	$1,826,087	$1,666,115

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2020	2019	2018

Home sales revenues	$2,367,929	$1,838,154	$1,504,400

Cost of sales	1,764,832	1,401,675	1,124,484
Selling expenses	148,366	131,561	109,460
General and administrative	90,021	77,380	70,345
Operating income	364,710	227,538	200,111
Loss on extinguishment of debt	—	169	3,599
Other income, net	(3,139)	(4,463)	(2,586)
Net income before income taxes	367,849	231,832	199,098
Income tax provision	43,954	53,224	43,812
Net income	$323,895	$178,608	$155,286
Earnings per share:
Basic	$12.89	$7.70	$6.89
Diluted	$12.76	$7.02	$6.24

Weighted average shares outstanding:
Basic	25,135,077	23,191,595	22,551,762
Diluted	25,380,560	25,430,841	24,892,274

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2017	22,845,580	$228	$229,680	$276,488	$(16,550)	$489,846
Net income	—	—	—	155,286	—	155,286
Issuance of shares in settlement of Convertible Notes	486,679	5	(482)	—	—	(477)
Issuance of shares, Wynn Homes Acquisition	70,746	1	3,999	—	—	4,000
Repurchase of shares	—	—	—	—	(1,506)	(1,506)
Issuance of restricted stock units in settlement of accrued bonuses	—	—	181	—	—	181
Compensation expense for equity awards	—	—	5,923	—	—	5,923
Stock issued under employee incentive plans	343,380	3	2,687	—	—	2,690
BALANCE—December 31, 2018	23,746,385	$237	$241,988	$431,774	$(18,056)	$655,943
Net income	—	—	—	178,608	—	178,608
Issuance of shares in settlement of Convertible Notes	2,381,751	24	(24)	—	—	—
Issuance of restricted stock units in settlement of accrued bonuses	—	—	217	—	—	217
Compensation expense for equity awards	—	—	7,539	—	—	7,539
Stock issued under employee incentive plans	270,273	3	2,883	—	—	2,886
BALANCE—December 31, 2019	26,398,409	$264	$252,603	$610,382	$(18,056)	$845,193
Net income	—	—	—	323,895	—	323,895
Repurchase of shares	—	—	—	—	(48,081)	(48,081)
Issuance of restricted stock units in settlement of accrued bonuses	—	—	222	—	—	222
Compensation expense for equity awards	—	—	13,517	—	—	13,517
Stock issued under employee incentive plans	343,145	3	4,256	—	—	4,259
BALANCE—December 31, 2020	26,741,554	$267	$270,598	$934,277	$(66,137)	$1,139,005

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net income	$323,895	$178,608	$155,286
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	710	643	711
Loss on extinguishment of debt	—	169	3,588
Loss (gain) on disposal of assets	(4)	37	6
Compensation expense for equity awards	13,517	7,539	5,937
Deferred income taxes	(2,365)	(1,831)	(724)
Changes in assets and liabilities:
Accounts receivable	(59,549)	(13,554)	1,870
Real estate inventory	(70,228)	(266,651)	(234,664)
Pre-acquisition costs and deposits	32	8,507	(18,853)
Other assets	(25,686)	6,228	(1,398)
Accounts payable	1,181	3,254	(2,779)
Accrued expenses and other liabilities	20,655	35,117	(25,703)
Net cash provided by (used in) operating activities	202,158	(41,934)	(116,723)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,692)	(734)	(475)
Investment in unconsolidated entity	(2,956)	(1,059)	—
Payment for business acquisition	—	—	(74,463)
Net cash used in investing activities	(5,648)	(1,793)	(74,938)
Cash flows from financing activities:
Proceeds from notes payable	377,064	309,308	612,717
Payments on notes payable	(530,000)	(273,762)	(436,238)
Loan issuance costs	(2,155)	(2,984)	(6,741)
Proceeds from sale of stock, net of offering expenses	4,259	2,886	2,690
Stock repurchase	(48,081)	—	(1,506)
Payment for offering costs	—	—	(76)
Payment for earnout obligation	—	—	(132)
Net cash provided by (used in) financing activities	(198,913)	35,448	170,714
Net decrease in cash and cash equivalents	(2,403)	(8,279)	(20,947)
Cash and cash equivalents, beginning of year	38,345	46,624	67,571
Cash and cash equivalents, end of year	$35,942	$38,345	$46,624

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.     ORGANIZATION AND BUSINESS
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “we,” “us,” or “our”), is headquartered in The Woodlands, Texas. We engage in the design, construction and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia and Pennsylvania.
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
COVID-19
On March 11, 2020, the World Health Organization declared the current outbreak of the novel strain of coronavirus (“COVID-19”) to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter-in-place orders and “stay-at-home” orders in certain of our markets. State and local authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to re-open or have nearly completed the re-opening process despite increases in COVID-19 cases. The COVID-19 outbreak may significantly worsen in the United States during the upcoming months, which may cause federal, state and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the re-opening of the economy may be further curtailed. We have experienced some resulting disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy, with various businesses curtailing or ceasing normal operations and subsequently attempting to resume operations. In March 2020, certain markets in which we do business temporarily stopped our construction of homes. Beginning in April 2020, we resumed construction of homes in those markets. Although we continued to build and sell homes in all of our markets, at that time the pace of sales declined and we experienced an increase in the rate of contract cancellations. Since May 2020, the pace of sales has rebounded and we have experienced a sustained increase in demand in our markets. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the impact of government actions designed to prevent the spread of COVID-19, the availability and timely distribution of effective treatments and vaccines, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. While we cannot reasonably estimate the length or severity of this pandemic, an extended economic slowdown in the United States could materially impact our consolidated financial statements in 2021 and beyond.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. The significant accounting estimates include real estate inventory and cost of sales, impairment of real estate inventory and property and equipment, warranty reserves, loss contingencies, incentive compensation expense, and income taxes.
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
In accordance with ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model. As of December 31, 2020 and 2019, the real estate inventory is stated at cost; there were no inventory impairment charges recorded during the years ended December 31, 2020, 2019 and 2018.
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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of December 31, 2020 and 2019, we were not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposits.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
Other Assets
Other assets consist primarily of prepaid insurance, prepaid expenses, security deposits, right-of-use (“ROU”) assets, municipal utility district reimbursements, and income tax receivables related to the federal energy efficient homes tax credit. Our prepaid insurance and prepaid expenses were $6.5 million and $7.8 million as of December 31, 2020 and 2019, respectively.
Property and Equipment, Net
Property, building, software, computer equipment and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation expense is recorded in general and administrative expenses. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in other income, net. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from two to five years for property and equipment and 30 years for our building. Leasehold improvements are depreciated over the shorter of the asset life or the term of the lease. Maintenance and repair costs are expensed as incurred.
Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout the remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the years ended December 31, 2020, 2019 and 2018.
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
We evaluate our investment in the unconsolidated entity for recoverability in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities, which is reflected in other income, net. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
Goodwill and Intangible Assets
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC 805, Business Combinations. Goodwill and intangible assets that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The $12.0 million of goodwill is related to the reorganization transactions completed in connection with the initial public offering of our common stock in November 2013. In applying the goodwill impairment test, we have the option to perform a qualitative test. Under the optional qualitative test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing a quantitative test is necessary. Annually, we have performed a qualitative analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. No goodwill impairment charges were recorded in 2020, 2019 and 2018.
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
Customer Deposits
Customer deposits are received upon signing a purchase contract and are typically $1,000 to $5,000. Deposits are generally refundable if the customer is unable to obtain financing. Forfeited buyer deposits related to home sales are recognized in other income in the period in which it is determined that the buyer will not complete the purchase of the property and the deposit is nonrefundable to the buyer.
Home Sales
In accordance with ASC Topic 606, Revenue from Contracts with Customers, revenues from home sales are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues from home sales are recorded at the time each home sale is closed, title and possession are transferred to the customer and we have no significant continuing involvement with the home. Home sales discounts and incentives granted to customers, which are related to the customers’ closing costs that we pay on the customers’ behalf, are recorded as a reduction of revenue in our consolidated financial statements of operations.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $10.7 million, $20.2 million and $17.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
Earnings Per Share
Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding. In accordance with ASC 260-10, Earnings Per Share, we calculated the dilutive effect of our 4.25% Convertible Notes due 2019 (the “Convertible Notes”) using the treasury stock method, since we had the intent and ability to settle the principal amount of the outstanding Convertible Notes in cash. The Convertible Notes matured and were repaid in full on November 15, 2019. Prior to the maturity of the Convertible Notes, we included the effect of the additional potential dilutive shares if our common stock price exceeded the conversion price of $21.52 per share under the treasury stock method. Diluted earnings per share excludes all dilutive potential shares of common stock if their effect is antidilutive.
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
Recently Adopted Accounting Standards
On January 1, 2020, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. ASU 2018-15 was effective for us beginning January 1, 2020. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 did not have a material effect on our consolidated financial statements or disclosures.
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

The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Retail home sales revenues	$2,191,301	$1,714,277	$1,394,475
Wholesale home sales revenues	176,628	123,877	109,925
Total home sales revenues	$2,367,929	$1,838,154	$1,504,400
The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 15 (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Central	$850,375	$724,981	$623,751
Southeast	559,226	347,817	271,073
Northwest	389,523	304,294	277,567
West	286,130	271,186	151,059
Florida	282,675	189,876	180,950
Home sales revenues	$2,367,929	$1,838,154	$1,504,400
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our luxury series spec homes sold under our Terrata Homes brand.
Retail homes sold under both our LGI Homes brand and Terrata Homes brand focus on providing move-in ready homes with standardized features within favorable markets that meet certain demographic and economic conditions. Our LGI Homes brand primarily markets to entry-level or first-time homebuyers, while our luxury Terrata Homes brand primarily markets to move-up homebuyers.
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
4.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	December 31,
	2020	2019
Land, land under development, and finished lots	$981,838	$912,651
Information centers	30,201	26,959
Homes in progress	337,364	234,470
Completed homes	220,086	325,544
Total real estate inventory	$1,569,489	$1,499,624
See “Real Estate Inventory” under Note 2 for more information.

Interest and financing costs incurred under our debt obligations, as more fully discussed in Note 7, are capitalized to qualifying real estate projects under development and homes under construction.
5.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		December 31,
	Asset Life	2020	2019
	(years)
Computer software and equipment	2-5	$3,152	$1,395
Machinery and equipment	5	147	154
Furniture and fixtures	2-5	4,290	3,758
Buildings	30	145	145
Leasehold improvements	5	682	272
Total property and equipment		8,416	5,724
Less: Accumulated depreciation		(4,798)	(4,092)
Property and equipment, net		$3,618	$1,632
Depreciation expense incurred for the years ended December 31, 2020, 2019 and 2018 was $0.7 million, $0.6 million and $0.7 million, respectively.
6.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Taxes payable	$26,181	$28,679
Real estate inventory development and construction payable	29,938	35,870
Accrued compensation, bonuses and benefits	28,579	16,748
Accrued interest	10,853	11,361
Inventory related obligations	4,515	7,808
Lease liability	5,287	5,645
Warranty reserve	5,350	3,500
Contract deposits	17,151	2,502
Other	7,154	5,755
Total accrued expenses and other liabilities	$135,008	$117,868
Inventory Related Obligations
We own lots in certain communities in Arizona, Florida, and Texas that have Community Development Districts or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, which is typically payable over a 30-year period, and is ultimately assumed by the homebuyer when home sales are closed. Such obligations represent a non-cash cost of the lots.

Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems.
Changes to our warranty accrual are as follows (in thousands):

	December 31,
	2020	2019	2018
Warranty reserves, beginning of period	$3,500	$2,950	$2,450
Warranty provision	7,040	5,286	4,438
Warranty expenditures	(5,190)	(4,736)	(3,938)
Warranty reserves, end of period	$5,350	$3,500	$2,950
7.     NOTES PAYABLE
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
The Credit Agreement matures on May 31, 2023 with respect to 87% of the commitments thereunder and on May 31, 2022 with respect to 13% of the commitments thereunder. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 6.875% Senior Notes due 2026 (the “Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of December 31, 2020, the borrowing base under the Credit Agreement was $949.6 million, of which borrowings, including the Senior Notes, of $546.6 million were outstanding, $10.5 million of letters of credit were outstanding and $392.5 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings under the Credit Agreement at LIBOR plus 2.35%. The Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At December 31, 2020, LIBOR was 0.15%; however, the Credit Agreement has a 0.70% LIBOR floor.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2020, we were in compliance with all of the covenants contained in the Credit Agreement.
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

Convertible Notes
In November 2014, we issued $85.0 million aggregate principal amount of the Convertible Notes pursuant to an exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act.
On November 15, 2019, the Convertible Notes matured, which resulted in the principal payment of $70.0 million and the issuance of 2,381,751 shares of our common stock for the premium associated with the Convertible Notes.
Notes payable consist of the following (in thousands):

	December 31,
	2020	2019
Notes payable under the Credit Agreement ($650.0 million revolving credit facility at December 31, 2020) maturing in part on May 31, 2022 and in part on May 31, 2023; interest paid monthly at LIBOR plus 2.35%; net of debt issuance costs of approximately $4.9 million and $5.0 million at December 31, 2020 and December 31, 2019, respectively	$241,717	$394,531
6.875% Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%; net of debt issuance costs of approximately $1.9 million and $2.2 million at December 31, 2020 and December 31, 2019, respectively; and approximately $1.4 million and $1.8 million in unamortized discount at December 31, 2020 and December 31, 2019, respectively	296,681	296,028
Total notes payable	$538,398	$690,559
As of December 31, 2020, the annual aggregate maturities of notes payable during each of the next five fiscal years are as follows (in thousands):

Amount
2021	$—
2022	32,061
2023	214,560
2024	—
2025	—
Thereafter	300,000
Total notes payable	546,621
Less: Debt discount	(1,438)
Less: Debt issuance costs	(6,785)
Net notes payable	$538,398
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest incurred	$37,285	$45,555	$38,216
Less: Amounts capitalized	(37,285)	(45,555)	(38,216)
Interest expense	$—	$—	$—

Cash paid for interest	$34,924	$42,438	$23,376
Included in interest incurred for the year ended December 31, 2020 was amortization of deferred financing costs for notes payable and amortization of the Senior Notes discounts of $2.9 million. Included in interest incurred for the years ended December 31, 2019 and 2018 was amortization of deferred financing costs for notes payable and amortization of the Convertible Notes and Senior Notes discounts of $4.1 million and $4.6 million, respectively.

8.     INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Current:
Federal	$35,207	$47,886	$39,053
State	11,112	7,169	5,483
Current tax provision	46,319	55,055	44,536
Deferred:
Federal	(2,136)	(1,637)	(663)
State	(229)	(194)	(61)
Deferred tax benefit	(2,365)	(1,831)	(724)
Total income tax provision	$43,954	$53,224	$43,812
 Income taxes paid were $68.4 million, $38.0 million and $83.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020		2019		2018
Tax at federal statutory rate	$77,248	21.0%	$48,685	21.0%	$41,816	21.0%
State income taxes (net of federal benefit)	8,530	2.3	5,497	2.4	4,263	2.1
Stock-based compensation	(994)	(0.3)	(1,749)	(0.8)	(3,107)	(1.5)
Non deductible expenses and other	439	0.1	771	0.4	850	0.4
Change in tax rates - deferred taxes	(78)	—	20	—	(10)	—
Federal energy efficient homes tax credits	(11,488)	(3.1)	—	—	—	—
Retroactive federal energy efficient homes tax credits	(29,703)	(8.1)	—	—	—	—
Tax at effective rate	$43,954	11.9%	$53,224	23.0%	$43,812	22.0%

The 2020 effective tax rate differs from the federal statutory rate primarily due to benefits associated with the federal energy efficient homes tax credits enacted into law in December 2019, partially offset by state income tax expense on current year earnings. Income tax expense for 2020 includes a benefit of $41.2 million associated with the extension of federal energy efficient homes tax credits, including $29.7 million related to homes closed in prior open tax years. This provision, which had previously expired in 2017, has been extended to apply to homes closed through December 31, 2021. The 2019 effective tax rate differs from the federal statutory rate primarily due to non-deductible salaries related to Section 162(m) of the Internal Revenue Code of 1986, as amended, and state income tax expense on current year earnings offset by the deductions in excess of compensation cost (“windfalls”) for share-based payments. The 2018 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings, partially offset by windfalls for share-based payments.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of net deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accruals and reserves	$5,149	$3,035
Leases	946	1,026
Inventory	239	692
Stock-based compensation	4,347	2,892
Debt Extinguishment	—	134
Other	56	79
Total deferred tax assets	10,737	7,858
Deferred tax liabilities:
Prepaids	(1,372)	(1,382)
Leases	(1,124)	(1,219)
Tax depreciation in excess of book depreciation	(499)	(19)
Goodwill and other assets amortized for tax	(738)	(617)
Other	(18)	—
Total deferred tax liabilities	(3,751)	(3,237)
Total net deferred tax assets	$6,986	$4,621
All Company operations are domestic. We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The statute of limitations with regard to our federal income tax filings is three years. The statute of limitations for our state tax jurisdictions is three to four years depending on the jurisdiction. In the normal course of business, we are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income taxes. We do not expect the outcome of any audit to have a material effect on our consolidated financial statements; however, audit outcomes and the timing of audit adjustments are subject to significant uncertainty.
9.     EQUITY
We are authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2020 and 2019, no shares of preferred stock were issued or outstanding.
At December 31, 2020, we had 26,741,554 shares of common stock issued and 24,983,561 shares of common stock outstanding, including 1,757,993 treasury shares of our common stock. At December 31, 2019, we had 26,398,409 shares of common stock issued and 25,359,409 shares of common stock outstanding, including 1,039,000 treasury shares of our common stock. On November 15, 2019, the Convertible Notes matured, which resulted in the principal payment of $70.0 million and the issuance of 2,381,751 shares of our common stock for the premium associated with the Convertible Notes.
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
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. On October 30, 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million. For the year ended December 31, 2020, we repurchased 718,993 shares of our common stock for $48.1 million to be held as treasury stock. For the year ended December 31, 2019, we did not repurchase any shares of our common stock. For the year ended December 31, 2018, we repurchased 39,000 shares of our common stock for $1.5 million to be held as treasury stock. As of December 31, 2020, we may purchase up to $300.4 million of shares of our common stock under our stock repurchase program.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019, and 2018.

	For the Year Ended December 31,
	2020	2019	2018
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$323,895	$178,608	$155,286
Denominator:
Basic weighted average shares outstanding	25,135,077	23,191,595	22,551,762
Effect of dilutive securities:
Convertible Notes - treasury stock method	—	1,966,639	2,030,023
Stock-based compensation units	245,483	272,607	310,489
Diluted weighted average shares outstanding	25,380,560	25,430,841	24,892,274

Basic earnings per share	$12.89	$7.70	$6.89
Diluted earnings per share	$12.76	$7.02	$6.24
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	9,482	14,211	20,462
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
Throughout each fiscal year presented to the maturity date of the Convertible Notes, the average market price of our common stock exceeded the conversion price of $21.52 per share; therefore, the calculation of diluted earnings per share for all years presented prior to the maturity date includes the effect of our common stock related to the conversion spread of the Convertible Notes.
10.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
A total of 3,000,000 shares of our common stock have been reserved for issuance under the LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Incentive Plan”). There were 142,738 restricted stock units (“RSUs”) outstanding at December 31, 2020, issued at a $0.00 exercise price.

The following table summarizes the activity of our time-vested RSUs:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	175,100	$27.66
Granted	54,874	$57.60
Vested	(51,694)	$20.79
Forfeited	(7,225)	$34.77
Balance at December 31, 2018	171,055	$39.04
Granted	62,512	$60.72
Vested	(55,230)	$26.47
Forfeited	(15,651)	$47.73
Balance at December 31, 2019	162,686	$50.84
Granted	56,735	$67.63
Vested	(73,360)	$40.77
Forfeited	(3,323)	$57.26
Balance at December 31, 2020	142,738	$62.54
In 2020, we issued 22,141 RSUs to senior management for the time-based portion of our 2020 long-term incentive compensation program and 15,585 RSUs for 2019 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2019, we issued 20,847 RSUs to senior management for the time-based portion of our 2019 long-term incentive compensation program and 16,159 RSUs for 2018 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2018, we issued 15,867 RSUs to senior management for the time-based portion of our 2018 long-term incentive compensation program and 11,780 RSUs for 2017 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In addition, during the years ended December 31, 2020, 2019 and 2018, we issued 19,009, 25,506 and 27,227 RSUs, respectively, to certain employees, executives and non-employee directors, which vest over periods ranging from one to three years. Under the terms of the grant award agreements, all of the RSUs may only be settled in shares of our common stock.
We recognized $3.5 million, $2.2 million, and $2.0 million of stock-based compensation expense related to RSUs for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, we had unrecognized compensation cost of $4.2 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.
Performance Based Restricted Stock Units
The Compensation Committee of the Board has granted awards of performance-based RSUs (“PSUs”) under the 2013 Incentive Plan to certain members of senior management based on three-year performance cycles. At December 31, 2020, there were 229,820 PSUs outstanding that have been granted to certain members of management at a $0.00 exercise price. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year periods. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The terms of the PSUs provide that the payouts will be capped at 100% of the target number of PSUs granted if absolute total stockholder return is negative during the performance period, regardless of EPS performance; this market condition applies for amounts recorded above target. The compensation expense associated with the PSU grants is determined using the derived grant date fair value, based on a third-party valuation analysis, and expensed over the applicable period. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs can only be settled in shares of our common stock.

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2019	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at December 31, 2020	Weighted Average Grant Date Fair Value
2017	2017 - 2019	104,770	—	(104,770)	—	—	$31.64
2018	2018 - 2020	60,040	—	—	—	60,040	$64.60
2019	2019 - 2021	81,242	—	—	—	81,242	$56.49
2020	2020 - 2022	—	88,538	—	—	88,538	$59.81
Total		246,052	88,538	(104,770)	—	229,820
At December 31, 2020, management estimates that the recipients will receive approximately 200%, 191%, and 200% of the 2020, 2019, and 2018 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. The 2017 - 2019 performance period grants vested and issued on March 15, 2020 at 199% of the target number. We recognized $9.2 million, $4.8 million, and $4.0 million of total stock-based compensation expense related to PSUs for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, we had unrecognized compensation cost of $13.8 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.6 years.
Employee Stock Purchase Plan
    The LGI Homes, Inc. Employee Stock Purchase Plan (the “ESPP”) provides for employees to make quarterly elections for payroll withholdings to purchase shares of our common stock at a 15% discount from the closing price of our common stock on the purchase date, which is the last business day of each calendar quarter. During the years ended December 31, 2020, 2019 and 2018, we issued 60,918, 47,731, and 49,744 shares of our common stock to the ESPP participants. We received net proceeds of approximately $4.3 million, $2.9 million and $2.7 million related to the ESPP for 2020, 2019, and 2018, respectively. We recognized $0.8 million, $0.5 million, and $0.4 million in stock compensation expense related to the ESPP for 2020, 2019, and 2018, respectively. The ESPP contributions are not refundable (other than in the case of termination of employment) and, therefore, the shares purchasable with the amounts withheld are included in weighted-average shares outstanding for both basic and diluted earnings per share. The maximum aggregate number of shares of our common stock which may be issued pursuant to the ESPP is 500,000 shares, and as of December 31, 2020, 288,322 shares of our common stock remain available for issuance under the ESPP.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of December 31, 2020, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.

In order to determine the fair value of the Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at December 31, 2020 and 2019 (in thousands):

		December 31, 2020		December 31, 2019
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Notes	Level 2	$296,681	$340,388	$296,028	$337,853
12.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
As of December 31, 2020, we have a land purchase contract to purchase a total of 110 finished lots in Pasco County, Florida from an affiliate of one of our directors for a total base purchase price of approximately $4.0 million. The lots will be purchased in takedowns, subject to a maximum price escalation of 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.2 million non-refundable deposit at December 31, 2020 related to this land purchase contract. In August 2019, we purchased our first takedown of 58 lots under the Pasco County contract for a base purchase price of approximately $2.1 million.
For the year ended December 31, 2020, we purchased in three separate transactions a total of 55 finished lots in Montgomery County and Travis County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $4.7 million.
13.     RETIREMENT BENEFITS
Our employees are eligible to participate in a 401(k) savings plan. Employees are eligible to participate after completing 90 days of service and having attained the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. A discretionary match may be made by us of up to 100% of the first 4% of an eligible employee’s deferral, not to exceed the maximum allowed by law. For each of the years ended December 31, 2020, 2019 and 2018, our matching contributions were $4.0 million, $2.9 million and $2.6 million, respectively.
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

The following is a summary of our land purchase deposits included in pre-acquisition costs and deposits (in thousands, except for lot count):

	December 31,
	2020	2019
Land deposits and option payments	$34,097	$35,111
Commitments under the land purchase contracts if the purchases are consummated	$663,006	$539,122
Lots under land purchase contracts	26,236	16,205
As of December 31, 2020 and 2019, approximately $24.0 million and $26.3 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated ROU assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $4.9 million and $5.3 million as of December 31, 2020 and 2019, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.3 million and $5.6 million as of December 31, 2020 and 2019, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, totaled $1.6 million, $1.3 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the years ended December 31, 2020 and 2019 was $1.4 million and $1.3 million, respectively. As of December 31, 2020, the weighted-average discount rate was 5.32% and our weighted-average remaining life was 5.1 years. We do not have any significant lease contracts that have not yet commenced at December 31, 2020.
The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2020 (in thousands):

Year Ending December 31,	Operating leases
2021	$1,223
2022	1,067
2023	946
2024	774
2025	510
Thereafter	1,770
Total	6,290
Lease amount representing interest	(1,003)
Present value of lease liabilities	$5,287
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $143.8 million (including $10.5 million of letters of credit issued under the Credit Agreement) and $108.7 million (including $11.6 million of letters of credit issued under the Credit Agreement) at December 31, 2020 and 2019, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds, or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.
Investment in Unconsolidated Entity
In July 2019, we entered into a real estate investment fund as a limited partner with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. As of December 31, 2020 and 2019, we have a total investment of $3.9 million and $1.1 million, respectively, within other assets on the balance sheet. Contributions into the unconsolidated entity are used by the entity to invest in certain real estate transactions.

15.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West and Florida divisions) that we aggregate into five reportable segments at December 31, 2020: our Central, Southeast, Northwest, West and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations. The Central division is our largest division and comprised approximately 35.9%, 39.4% and 41.5% of total home sales revenues for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Financial information relating to our reportable segments was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Revenues:
Central	$850,375	$724,981	$623,751
Southeast	559,226	347,817	271,073
Northwest	389,523	304,294	277,567
West	286,130	271,186	151,059
Florida	282,675	189,876	180,950
Total home sales revenues	$2,367,929	$1,838,154	$1,504,400

Net income (loss) before income taxes:
Central	$154,772	$117,350	$104,625
Southeast	79,394	30,316	29,078
Northwest	71,256	46,863	40,906
West	35,847	28,504	13,595
Florida	32,550	16,012	21,341
Corporate (1)	(5,970)	(7,213)	(10,447)
Total net income (loss) before income taxes	$367,849	$231,832	$199,098
(1) The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve and loss on extinguishment of debt. Actual warranty expenses are reflected within the reportable segments.

	December 31,
Assets:	2020	2019
Central	$708,087	$637,083
Southeast	401,725	410,944
Northwest	252,098	221,132
West	228,186	193,545
Florida	157,169	149,877
Corporate (1)	78,822	53,534
Total assets	$1,826,087	$1,666,115
(1) As of December 31, 2020, the Corporate balance consists primarily of cash, prepaid insurance, ROU assets, prepaid expenses and income tax receivables related to the federal energy efficient homes tax credit. As of December 31, 2019, the Corporate balance consists primarily of cash, prepaid insurance, ROU assets and prepaid expenses.

16.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2020	2020	2020	2020
Total home sales revenues	$454,727	$481,602	$534,202	$897,398
Gross margin	106,564	117,973	135,231	243,329
Income before income taxes	54,889	68,597	77,815	166,548
Net income	42,839	55,624	89,004	136,428
Basic earnings per share	1.69	2.22	3.55	5.45
Diluted earnings per share	1.67	2.21	3.52	5.34

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2019	2019	2019	2019
Total home sales revenues	$287,594	$461,830	$483,081	$605,649
Gross margin	66,304	111,311	116,650	142,214
Income before income taxes	21,694	60,535	64,732	84,871
Net income	18,334	46,055	49,349	64,870
Basic earnings per share	0.81	2.01	2.15	2.69
Diluted earnings per share	0.73	1.82	1.93	2.52
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In connection with respect to the preparation of the Company’s annual consolidated financial statements, and the processes under which they were prepared, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited LGI Homes, Inc.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, LGI Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
February 25, 2021

ITEM 9B.    OTHER INFORMATION
    None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2021 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2021 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2021 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2021 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2021 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

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

10.6
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 30, 2020, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on August 4, 2020).

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

LGI Homes, Inc.

Date:	February 25, 2021	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lipar	Chief Executive Officer and Chairman of the Board	February 25, 2021
Eric T. Lipar	(Principal Executive Officer)

/s/ Charles Merdian	Chief Financial Officer and Treasurer	February 25, 2021
Charles Merdian	(Principal Financial and Accounting Officer)

/s/ Ryan Edone	Director	February 25, 2021
Ryan Edone

/s/ Duncan Gage	Director	February 25, 2021
Duncan Gage

/s/ Laura Miller	Director	February 25, 2021
Laura Miller

/s/ Bryan Sansbury	Director	February 25, 2021
Bryan Sansbury

/s/ Steven Smith	Director	February 25, 2021
Steven Smith

/s/ Robert Vaharadian	Director	February 25, 2021
Robert Vaharadian