Form 10-Q
period 2021-03-31
LGI Homes, Inc.
filed 2021-05-04
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

As of April 30, 2021, there were 24,934,429 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$48,157	$35,942
Accounts receivable	59,229	115,939
Real estate inventory	1,609,693	1,569,489
Pre-acquisition costs and deposits	39,488	37,213
Property and equipment, net	6,160	3,618
Other assets	47,391	44,882
Deferred tax assets, net	3,350	6,986
Goodwill	12,018	12,018
Total assets	$1,825,486	$1,826,087

LIABILITIES AND EQUITY
Accounts payable	$41,552	$13,676
Accrued expenses and other liabilities	151,348	135,008
Notes payable	413,948	538,398
Total liabilities	606,848	687,082

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 26,908,643 shares issued and 24,934,429 shares outstanding as of March 31, 2021 and 26,741,554 shares issued and 24,983,561 shares outstanding as of December 31, 2020	269	267
Additional paid-in capital	276,398	270,598
Retained earnings	1,033,935	934,277
Treasury stock, at cost, 1,974,214 shares and 1,757,993 shares, respectively	(91,964)	(66,137)
Total equity	1,218,638	1,139,005
Total liabilities and equity	$1,825,486	$1,826,087

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Home sales revenues	$705,953	$454,727

Cost of sales	516,004	348,163
Selling expenses	42,783	32,763
General and administrative	24,723	19,923
Operating income	122,443	53,878
Other income, net	(833)	(1,011)
Net income before income taxes	123,276	54,889
Income tax provision	23,618	12,050
Net income	$99,658	$42,839
Earnings per share:
Basic	$3.99	$1.69
Diluted	$3.95	$1.67

Weighted average shares outstanding:
Basic	24,950,867	25,323,119
Diluted	25,220,872	25,592,835

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2020	26,741,554	$267	$270,598	$934,277	$(66,137)	$1,139,005
Net income	—	—	—	99,658	—	99,658
Restricted stock units granted for accrued annual bonuses	—	—	272	—	—	272
Stock repurchase	—	—	—	—	(25,827)	(25,827)
Compensation expense for equity awards	—	—	3,422	—	—	3,422
Stock issued under employee incentive plans	167,089	2	2,106	—	—	2,108
BALANCE— March 31, 2021	26,908,643	$269	$276,398	$1,033,935	$(91,964)	$1,218,638

BALANCE—December 31, 2019	26,398,409	$264	$252,603	$610,382	$(18,056)	$845,193
Net income	—	—	—	42,839	—	42,839
Restricted stock units granted for accrued annual bonuses	—	—	222	—	—	222
Stock repurchase	—	—	—	—	(31,335)	(31,335)
Compensation expense for equity awards	—	—	1,853	—	—	1,853
Stock issued under employee incentive plans	282,065	2	831	—	—	833
BALANCE— March 31, 2020	26,680,474	$266	$255,509	$653,221	$(49,391)	$859,605

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$99,658	$42,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288	161
Compensation expense for equity awards	3,422	1,853
Deferred income taxes	3,636	2,320
Changes in assets and liabilities:
Accounts receivable	56,710	11,385
Real estate inventory	(41,692)	17,902
Pre-acquisition costs and deposits	(2,276)	(204)
Other assets	(4,192)	(2,953)
Accounts payable	27,876	6,571
Accrued expenses and other liabilities	17,256	(21,071)
Net cash provided by operating activities	160,686	58,803
Cash flows from investing activities:
Purchases of property and equipment	(1,279)	(417)
Return of capital from (investment in) unconsolidated entity	1,683	(1,125)
Net cash provided by (used in) investing activities	404	(1,542)
Cash flows from financing activities:
Proceeds from notes payable	104,844	128,128
Payments on notes payable	(230,000)	(75,000)
Proceeds from sale of stock, net of offering expenses	2,108	833
Stock repurchase	(25,827)	(31,335)
Net cash provided by (used in) financing activities	(148,875)	22,626
Net increase in cash and cash equivalents	12,215	79,887
Cash and cash equivalents, beginning of period	35,942	38,345
Cash and cash equivalents, end of period	$48,157	$118,232

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
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
The accompanying unaudited financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended March 31,
	2021	2020
Retail home sales revenues	$643,572	$410,402
Wholesale home sales revenues	62,381	44,325
Total home sales revenues	$705,953	$454,727
The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 13 (in thousands):

	Three Months Ended March 31,
	2021	2020
Central	$288,750	$165,775
Southeast	136,551	88,447
Northwest	118,191	101,948
West	81,148	58,485
Florida	81,313	40,072
Total home sales revenues	$705,953	$454,727

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
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Land, land under development and finished lots	$1,031,117	$981,838
Information centers	28,528	30,201
Homes in progress	425,585	337,364
Completed homes	124,463	220,086
Total real estate inventory	$1,609,693	$1,569,489
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

4.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Taxes payable	$45,604	$26,181
Real estate inventory development and construction payable	31,138	29,938
Accrued compensation, bonuses and benefits	18,680	28,579
Accrued interest	5,262	10,853
Inventory related obligations	3,872	4,515
Lease liability	5,249	5,287
Warranty reserve	5,950	5,350
Contract deposits	27,195	17,151
Other	8,398	7,154
Total accrued expenses and other liabilities	$151,348	$135,008
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Warranty reserves, beginning of period	$5,350	$3,500
Warranty provision	2,589	1,420
Warranty expenditures	(1,989)	(1,170)
Warranty reserves, end of period	$5,950	$3,750

5.     NOTES PAYABLE
Revolving Credit Agreement
On April 30, 2020, we entered into the Second Amendment to Fourth Amended and Restated Credit Agreement (the “Second Amendment”), which amends the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019 (as amended by the Lender Addition and Acknowledgement Agreement and First Amendment to Fourth Amended and Restated

Credit Agreement, dated as of December 6, 2019, the “2019 Credit Agreement” and, together with the Second Amendment, the “2020 Credit Agreement”), with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. In the Second Amendment, certain lenders agreed to extend the maturity of their commitments, while another lender agreed to extend the maturity of its commitment subsequent to the execution of the Second Amendment. Lenders with $566.0 million, or 87%, of the $650.0 million of commitments under the 2019 Credit Agreement agreed to extend the maturity of their commitments to May 31, 2023, with the remaining lenders retaining their existing maturity of May 31, 2022. The Second Amendment also reduced the minimum EBITDA to interest expense ratio from 2.50 to 1.75, increased the sublimit for letters of credit to $40.0 million and established a London Interbank Offered Rate (“LIBOR”) floor of 0.70%. The 2020 Credit Agreement otherwise has substantially similar terms and provisions to the 2019 Credit Agreement and continues to provide for a $650.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the 2020 Credit Agreement.
The 2020 Credit Agreement matures on May 31, 2023 with respect to 87% of the commitments thereunder and on May 31, 2022 with respect to 13% of the commitments thereunder. Before each anniversary of the 2020 Credit Agreement, we may request a one-year extension of its maturity date. The 2020 Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The borrowings and letters of credit outstanding under the 2020 Credit Agreement, together with the outstanding principal balance of our 6.875% Senior Notes due 2026 (the “Senior Notes”), may not exceed the borrowing base under the 2020 Credit Agreement. As of March 31, 2021, the borrowing base under the 2020 Credit Agreement was $949.3 million, of which borrowings, including the Senior Notes, of $421.5 million were outstanding, $10.3 million of letters of credit were outstanding and $517.5 million was available to borrow under the 2020 Credit Agreement.
Interest is paid monthly on borrowings under the 2020 Credit Agreement at LIBOR plus 2.35%. The 2020 Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At March 31, 2021, LIBOR was 0.11%; however, the 2020 Credit Agreement has a 0.70% LIBOR floor.
The 2020 Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The 2020 Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2021, we were in compliance with all of the covenants contained in the 2020 Credit Agreement.
On April 28, 2021, we entered into that certain Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”), which amends and restates the 2020 Credit Agreement. The Credit Agreement (a) increases the commitments to $850.0 million, (b) allows the Company to increase the commitments by up to $100.0 million, subject to terms and conditions, (c) extends the maturity to April 28, 2025 for all lenders, (d) increases the sublimit for letters of credit to $50.0 million, (e) adds unrestricted cash in excess of $10.0 million as a component of the borrowing base and removes certain exclusions from the borrowing base, (f) reduces the applicable margin for LIBOR loans to a range of 2.10% to 1.45%, based on our leverage ratio, (g) reduces the LIBOR floor to 0.50%, (h) increases the minimum tangible net worth requirement to $850.0 million plus 75% of the net proceeds of equity issuances after December 31, 2020 and 50% of consolidated earnings for each quarter ending after March 31, 2021 and (i) provides for a “hardwired” transition from LIBOR loan pricing that is intended to be economically neutral to the Company; otherwise, the Credit Agreement is on substantially the same terms as the 2020 Credit Agreement.
Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of the Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the Senior Notes mature on July 15, 2026. Terms of the Senior Notes are governed by an Indenture and First Supplemental Indenture thereto, each dated as of July 6, 2018, and a Second Supplemental Indenture thereto, dated as of April 30, 2020, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the 2020 Credit Agreement and Wilmington Trust, National Association, as trustee.

Notes payable consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Notes payable under the 2020 Credit Agreement ($650.0 million revolving credit facility at March 31, 2021) maturing in part on May 31, 2022 and in part on May 31, 2023; interest paid monthly at LIBOR plus 2.35%; net of debt issuance costs of approximately $4.4 million and $4.9 million at March 31, 2021 and December 31, 2020, respectively	$117,107	$241,717
6.875% Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%; net of debt issuance costs of approximately $1.8 million and $1.9 million at March 31, 2021 and December 31, 2020, respectively; and approximately $1.4 million in unamortized discount at March 31, 2021 and December 31, 2020.	296,841	296,681
Total notes payable	$413,948	$538,398

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest incurred	$7,732	$10,156
Less: Amounts capitalized	(7,732)	(10,156)
Interest expense	$—	$—

Cash paid for interest	$12,633	$15,024
Included in interest incurred was amortization of deferred financing costs and discounts for notes payable of $0.7 million for the three months ended March 31, 2021 and 2020.
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
For the three months ended March 31, 2021, our effective tax rate of 19.2% is lower than the Federal statutory rate primarily as a result of the extension of the federal energy efficient homes tax credit that was enacted into law in December 2019 and excess compensation cost for share-based payments, partially offset by an increase in the rate for state income taxes, net of the federal benefit payments.
Income taxes paid were $0.2 million and $18.4 million for the three months ended March 31, 2021 and 2020, respectively.
7.     EQUITY
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. In October 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million. During the three months ended March 31, 2021 and 2020, we repurchased 216,221 and 567,028 shares of our common stock for $25.8 million and $31.3 million, respectively, to be held as treasury stock. A total of 757,993 shares of our common stock has been repurchased since our stock repurchase program commenced. As of March 31, 2021, we may purchase up to $274.6 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

8.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$99,658	$42,839
Denominator:
Basic weighted average shares outstanding	24,950,867	25,323,119
Effect of dilutive securities:
Stock-based compensation units	270,005	269,716
Diluted weighted average shares outstanding	25,220,872	25,592,835

Basic earnings per share	$3.99	$1.69
Diluted earnings per share	$3.95	$1.67
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	21,510	26,893

9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Three Months Ended March 31,
	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	142,738	$62.54	162,686	$50.84
Granted	23,366	$141.00	46,701	$59.81
Vested	(30,407)	$64.44	(51,531)	$31.95
Forfeited	(1,627)	$61.58	(982)	$51.03
Ending balance	134,070	$75.79	156,874	$59.71
We recognized $0.8 million of stock-based compensation expense related to outstanding RSUs for the three months ended March 31, 2021 and 2020. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At March 31, 2021, we had unrecognized compensation cost of $6.2 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years.
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
The following table summarizes the activity of our PSUs for the three months ended March 31, 2021:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2020	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at March 31, 2020	Weighted Average Grant Date Fair Value
2018	2018 - 2020	60,040	—	(60,040)	—	—	$64.60
2019	2019 - 2021	81,242	—	—	—	81,242	$56.49
2020	2020 - 2022	88,538	—	—	—	88,538	$59.81
2021	2021 - 2023	—	46,027	—	—	46,027	$141.00
Total		229,820	46,027	(60,040)	—	215,807
At March 31, 2021, management estimates that the recipients will receive approximately 100%, 200% and 200% of the 2021, 2020 and 2019 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $2.2 million and $0.9 million of total stock-based compensation expense related to outstanding PSUs for the three months ended March 31, 2021 and 2020, respectively. The 2018 - 2020 performance period PSUs vested and issued on March 15, 2021 at 200% of the target number. At March 31, 2021, we had unrecognized compensation cost of $16.6 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.1 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of March 31, 2021, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).

The following table below shows the level and measurement of liabilities at March 31, 2021 and December 31, 2020 (in thousands):

		March 31, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Notes	Level 2	$296,841	$338,080	$296,681	$340,388

11.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
As of March 31, 2021, we have a land purchase contract to purchase a total of 110 finished lots in Pasco County, Florida from an affiliate of one of our directors for a total base purchase price of approximately $4.0 million. The lots will be purchased in takedowns, subject to a maximum price escalation of 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. We have a $0.2 million non-refundable deposit at March 31, 2021 related to this land purchase contract. In August 2019, we purchased our first takedown of 58 lots under the Pasco County contract for a base purchase price of approximately $2.1 million. We did not complete any takedowns under this land purchase contract during the three months ended March 31, 2021 and 2020.
As of March 31, 2021, we have a land purchase contract to purchase a total of 25 finished lots in Burnet County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $2.5 million.
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

	March 31, 2021	December 31, 2020
Land deposits and option payments	$35,484	$34,097
Commitments under the land purchase contracts if the purchases are consummated	$728,140	$663,006
Lots under land purchase contracts	28,784	26,236
As of March 31, 2021 and December 31, 2020, approximately $25.1 million and $24.0 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.

Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $4.9 million as of March 31, 2021 and December 31, 2020. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.2 million and $5.3 million at March 31, 2021 and December 31, 2020, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.4 million for the three months ended March 31, 2021 and 2020. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the three months ended March 31, 2021 and 2020 was $0.2 million and $0.4 million, respectively. As of March 31, 2021, the weighted-average discount rate was 5.24% and our weighted-average remaining life was 4.8 years. We do not have any significant lease contracts that have not yet commenced at March 31, 2021.

The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2021 (in thousands):

Year Ending December 31,	Operating leases
2021	$997
2022	1,138
2023	1,007
2024	776
2025	517
Thereafter	1,762
Total	6,197
Lease amount representing interest	(948)
Present value of lease liabilities	$5,249
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $167.6 million (including $10.3 million of letters of credit issued under the Credit Agreement) and $143.8 million at March 31, 2021 and December 31, 2020, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entity
In 2019, we became a limited partner in a real estate investment fund with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. As of March 31, 2021 and December 31, 2020, we have a total of $2.2 million and $3.9 million, respectively, within other assets on the balance sheet. Contributions into the unconsolidated entity are for the use of investing in certain real estate transactions.
13.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five reportable segments at March 31, 2021: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations. The Central division is our largest division and comprised approximately 40.9% and 36.5% of total home sales revenues for the three months ended March 31, 2021 and 2020, respectively.

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
Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Central	$288,750	$165,775
Southeast	136,551	88,447
Northwest	118,191	101,948
West	81,148	58,485
Florida	81,313	40,072
Total home sales revenues	$705,953	$454,727

Net income (loss) before income taxes:
Central	$55,634	$24,234
Southeast	19,831	7,908
Northwest	25,994	16,527
West	12,611	5,272
Florida	10,816	2,525
Corporate (1)	(1,610)	(1,577)
Total net income before income taxes	$123,276	$54,889
(1)The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	March 31, 2021	December 31, 2020
Assets:
Central	$679,525	$708,087
Southeast	381,246	401,725
Northwest	251,325	252,098
West	264,832	228,186
Florida	157,561	157,169
Corporate (1)	90,997	78,822
Total assets	$1,825,486	$1,826,087
(1)The Corporate balance consists primarily of cash, prepaid insurance, ROU assets, prepaid expenses and income tax receivables related to the federal energy efficient homes tax credit.
14.    SUBSEQUENT EVENT
On April 28, 2021, we entered into that certain Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent, which amends and restates the 2020 Credit Agreement, as more fully discussed in Note 5.

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
Birmingham, AL
Nashville, TN
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 45,000 homes. During the three months ended March 31, 2021, we had 2,561 home closings, compared to 1,835 home closings during the three months ended March 31, 2020.
We sell homes under the LGI Homes and Terrata Homes brands. Our 110 active communities at March 31, 2021 included two Terrata Homes communities.
During the three months ended March 31, 2021, we recorded $62.4 million in wholesale revenues as a result of 283 home closings, representing 11.1% of the total homes closed during the three months ended March 31, 2021. During the three months ended March 31, 2020, we recorded $44.3 million in wholesale revenues as a result of 199 home closings, representing 10.8% of the total homes closed during the three months ended March 31, 2020. We believe our wholesale home closings provide opportunities for us to leverage our systems and processes to meet the needs of companies looking to acquire multiple homes for rental purposes, primarily through bulk sales agreements.
COVID-19
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, and in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. The spread of COVID-19 has caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence.
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
We cannot predict the full impact that the significant disruption and volatility currently being experienced in the markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. For additional discussion regarding our operations and COVID-19, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II our Annual Report on Form 10-K for the fiscal year ended

December 31, 2020. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the emergence of more infectious strains of the virus, the impact of government actions designed to prevent the spread of COVID-19 or the decrease in such actions, the availability and timely distribution of, and willingness to accept, effective treatments and vaccines, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors in Part I our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. While we expect COVID-19 to continue to influence our future results, we believe that the desire for single-family homes outside of densely populated urban areas combined with historically low mortgage rates and low availability of existing homes is driving an increase in demand for new homes.
Recent Developments
During the three months ended March 31, 2021, we purchased 216,221 shares of our common stock for $25.8 million under our previously announced stock repurchase program.
In March 2021, we entered into a joint venture with loanDepot.com, LLC to offer mortgage services within markets we operate.
On April 28, 2021, we entered into the Credit Agreement (as defined herein), which amends and restates the 2020 Credit Agreement. The Credit Agreement (a) increases the commitments to $850.0 million, (b) allows the Company to increase the commitments by up to $100.0 million, subject to terms and conditions, (c) extends the maturity to April 28, 2025 for all lenders, (d) increases the sublimit for letters of credit to $50.0 million, (e) adds unrestricted cash in excess of $10.0 million as a component of the borrowing base and removes certain exclusions from the borrowing base, (f) reduces the applicable margin for LIBOR loans to a range of 2.10% to 1.45%, based on our leverage ratio, (g) reduces the LIBOR floor to 0.50%, (h) increases the minimum tangible net worth requirement to $850.0 million plus 75% of the net proceeds of equity issuances after December 31, 2020 and 50% of consolidated earnings for each quarter ending after March 31, 2021 and (i) provides for a “hardwired” transition from LIBOR loan pricing that is intended to be economically neutral to the Company; otherwise, the Credit Agreement is on substantially the same terms as the 2020 Credit Agreement.
Key financial results as of and for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, were as follows:
•Home sales revenues increased 55.2% to $706.0 million from $454.7 million.
•Homes closed increased 39.6% to 2,561 homes from 1,835 homes.
•Average sales price per home closed increased 11.2% to $275,655 from $247,808.
•Gross margin as a percentage of home sales revenues increased to 26.9% from 23.4%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 28.5% from 25.5%.
•Net income before income taxes increased 124.6% to $123.3 million from $54.9 million.
•Net income increased 132.6% to $99.7 million from $42.8 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 19.0% from 14.1%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 19.0% from 14.0%.
•Total owned and controlled lots increased 9.4% to 67,286 lots at March 31, 2021 from 61,504 lots at December 31, 2020.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$705,953	$454,727
Expenses:
Cost of sales	516,004	348,163
Selling expenses	42,783	32,763
General and administrative	24,723	19,923
Operating income	122,443	53,878
Other income, net	(833)	(1,011)
Net income before income taxes	123,276	54,889
Income tax provision	23,618	12,050
Net income	$99,658	$42,839
Basic earnings per share	$3.99	$1.69
Diluted earnings per share	$3.95	$1.67
Other Financial and Operating Data:
Average community count	106.3	108.7
Community count at end of period	110	113
Home closings	2,561	1,835
Average sales price per home closed	$275,655	$247,808
Gross margin (1)	$189,949	$106,564
Gross margin % (2)	26.9%	23.4%
Adjusted gross margin (3)	$201,433	$116,117
Adjusted gross margin % (2)(3)	28.5%	25.5%
EBITDA (4)	$134,236	$63,980
EBITDA margin % (2)(4)	19.0%	14.1%
Adjusted EBITDA (4)	$134,215	$63,592
Adjusted EBITDA margin % (2)(4)	19.0%	14.0%
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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the three months ended March 31, 2021 and 2020 were as follows (revenues in thousands):

	Three Months Ended March 31, 2021					As of March 31, 2021
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$288,750	1,127	$256,211	37.3	10.1	38
Southeast	136,551	548	249,181	27.7	6.6	29
Northwest	118,191	296	399,294	10.6	9.3	11
West	81,148	249	325,896	10.7	7.8	11
Florida	81,313	341	238,455	20.0	5.7	21
Total	$705,953	2,561	$275,655	106.3	8.0	110

	Three Months Ended March 31, 2020					As of March 31, 2020
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$165,775	741	$223,718	34.0	7.3	35
Southeast	88,447	403	219,471	31.0	4.3	34
Northwest	101,948	273	373,436	12.3	7.4	12
West	58,485	236	247,818	14.7	5.4	15
Florida	40,072	182	220,176	16.7	3.6	17
Total	$454,727	1,835	$247,808	108.7	5.6	113
Our results of operations for the three months ended March 31, 2021 reflect a significant rebound following the slowdown related to the COVID-19 pandemic that occurred during March and April 2020. Increase in the demand for our homes driven by benefits of homeownership, low interest rates and an undersupply of new and existing homes available for sale have resulted in an 110.8% increase to our backlog net orders at March 31, 2021 as compared to March 31, 2020.
Home sales revenues for the three months ended March 31, 2021 were $706.0 million, an increase of $251.2 million, or 55.2%, from $454.7 million for the three months ended March 31, 2020. The increase in home sales revenues is primarily due to a 39.6% increase in homes closed and an increase in the average sales price per home closed during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The average sales price per home closed during the three months ended March 31, 2021 was $275,655, an increase of $27,847, or 11.2%, from the average sales price per home closed of $247,808 for the three months ended March 31, 2020. This increase in the average sales price per home closed is primarily due to a favorable pricing environment, increased closings at higher price points in certain markets and changes in product mix. The overall increase in home closings was largely due to a strong demand environment leading to higher average monthly absorption rates within certain markets in the Central and Florida reportable segments during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Our community count at March 31, 2021 decreased to 110 from 113 at March 31, 2020.
Home sales revenues in our Central reportable segment increased by $123.0 million, or 74.2%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a 52.1% increase in the number of homes closed, increased community count at a higher absorption rate and an increase in the average sales price per home closed. Home sales revenues in our Florida reportable segment increased by $41.2 million, or 102.9%, largely due to an increase in the number of homes closed resulting from an increase in community count and at a higher absorption rate for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Home sales revenues in our Southeast reportable segment increased by $48.1 million, or 54.4%, primarily due to increased home closings at higher average sales price, as well as continued expansion into certain Mid-Atlantic geographic markets. Home sales revenues in our

Northwest reportable segment increased by $16.2 million, or 15.9%, primarily due to increased demand and an increase in the number of homes closed, partially offset by the close out of or transition between, and to a lesser extent available inventory in, certain active communities for the three months ended March 31, 2021. Home sales revenues in our West reportable segment increased by $22.7 million, or 38.8%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to a 31.5% increase in average sales price per home closed, and the close out of or transition between, and to a lesser extent available inventory in, certain active communities for the three months ended March 31, 2021.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended March 31, 2021 to $516.0 million, an increase of $167.8 million, or 48.2%, from $348.2 million for the three months ended March 31, 2020, primarily due to the increase in homes closed. Gross margin for the three months ended March 31, 2021 was $189.9 million, an increase of $83.4 million, or 78.2%, from $106.6 million for the three months ended March 31, 2020. Gross margin as a percentage of home sales revenues was 26.9% for the three months ended March 31, 2021 and 23.4% for the three months ended March 31, 2020. This increase in gross margin as a percentage of home sales revenues is primarily due to an increase in homes closed with a higher average sales price per home closed, lower capitalized interest and lower overhead expense, offset by higher lot costs for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Selling Expenses. Selling expenses for the three months ended March 31, 2021 were $42.8 million, an increase of $10.0 million, or 30.6%, from $32.8 million for the three months ended March 31, 2020. Sales commissions increased to $26.3 million for the three months ended March 31, 2021 from $16.5 million for the three months ended March 31, 2020, primarily due to a 55.2% increase in home sales revenues during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Selling expenses as a percentage of home sales revenues were 6.1% and 7.2% for the three months ended March 31, 2021 and 2020, respectively. The decrease in selling expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
General and Administrative. General and administrative expenses for the three months ended March 31, 2021 were $24.7 million, an increase of $4.8 million, or 24.1%, from $19.9 million for the three months ended March 31, 2020. The increase in the amount of general and administrative expenses is primarily due to increased personnel and related costs during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. General and administrative expenses as a percentage of home sales revenues were 3.5% and 4.4% for the three months ended March 31, 2021 and 2020, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended March 31, 2021 was $122.4 million, an increase of $68.6 million, or 127.3%, from $53.9 million for the three months ended March 31, 2020. Net income before income taxes for the three months ended March 31, 2021 was $123.3 million, an increase of $68.4 million, or 124.6%, from $54.9 million for the three months ended March 31, 2020. All reportable segments contributed to net income before income taxes during the three months ended March 31, 2021 as follows: Central - $55.6 million or 45.1%; Southeast - $19.8 million or 16.1%; Northwest - $26.0 million or 21.1%; West - $12.6 or 10.2%; and Florida - $10.8 or 8.8%. The increases in operating income and net income before income taxes are primarily attributed to higher gross margins, operating leverage realized from the increase in home sales revenues and higher average sales price per home closed during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Income Taxes. Income tax provision for the three months ended March 31, 2021 was $23.6 million, an increase of $11.6 million, or 96.0%, from income tax provision of $12.1 million for the three months ended March 31, 2020. The increase in the amount of income tax provision is primarily due to the 124.6% increase in net income before taxes, partially offset by the decrease in our effective tax rate to a 19.2% effective tax rate from a 22.0% effective tax rate as a result of the tax benefits relating to the federal energy efficient homes tax credits, as well as excess compensation cost for share-based payments, we recognized for the three months ended March 31, 2021.
Net Income. Net income for the three months ended March 31, 2021 was $99.7 million, an increase of $56.8 million, or 132.6%, from $42.8 million for the three months ended March 31, 2020. The increase in net income is primarily attributed to higher gross margins, operating leverage realized from the increase in home sales revenues, higher average sales price per home closed and the federal energy efficient homes tax credits recognized during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Home sales revenues	$705,953	$454,727
Cost of sales	516,004	348,163
Gross margin	189,949	106,564
Capitalized interest charged to cost of sales	10,672	8,930
Purchase accounting adjustments (1)	812	623
Adjusted gross margin	$201,433	$116,117
Gross margin % (2)	26.9%	23.4%
Adjusted gross margin % (2)	28.5%	25.5%
(1)Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.
(2)Calculated as a percentage of home sales revenues.
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) capitalized interest charged to the cost of sales, (v) loss on extinguishment of debt, (vi) other income, net and (vii) adjustments resulting from the application of purchase accounting included in cost of sales. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$99,658	$42,839
Income tax provision (benefit)	23,618	12,050
Depreciation and amortization	288	161
Capitalized interest charged to cost of sales	10,672	8,930
EBITDA	134,236	63,980
Purchase accounting adjustments(1)	812	623
Other income, net	(833)	(1,011)
Adjusted EBITDA	$134,215	$63,592
EBITDA margin %(2)	19.0%	14.1%
Adjusted EBITDA margin %(2)	19.0%	14.0%
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
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Three Months Ended March 31,
	2021 (4)	2020 (5)
Net orders (1)	5,229	2,481
Cancellation rate (2)	10.5%	18.3%
Ending backlog – homes (3)	5,632	1,879
Ending backlog – value (3)	$1,595,879	$446,271
(1)Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.
(2)Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.
(3)Ending backlog consists of retail homes at the end of the period that are under a purchase contract that has been signed by homebuyers who have met our preliminary financing criteria but have not yet closed and wholesale contracts for which vertical construction is generally set to occur within the next six to twelve months. Ending backlog is valued at the contract amount.
(4)As of March 31, 2021, we have 1,344 units related to bulk sales agreements associated with our wholesale business.
(5)As of March 31, 2020, we have 338 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 110 and 116 active communities as of March 31, 2021 and December 31, 2020, respectively. Our lot inventory increased to 67,286 owned or controlled lots as of March 31, 2021 from 61,504 owned or controlled lots as of December 31, 2020 primarily due to overall increased lot counts within the Southeast, Northwest, West and Florida reportable segments.
The table below shows (i) home closings by reportable segment for the three months ended March 31, 2021 and (ii) our owned or controlled lots by reportable segment as of March 31, 2021.

	Three Months Ended March 31, 2021	As of March 31, 2021
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	1,127	17,639	9,229	26,868
Southeast	548	10,783	8,273	19,056
Northwest	296	3,217	4,052	7,269
West	249	4,199	4,198	8,397
Florida	341	2,664	3,032	5,696
Total	2,561	38,502	28,784	67,286
(1)Of the 38,502 owned lots as of March 31, 2021, 26,213 were raw/under development lots and 12,289 were finished lots.

Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of March 31, 2021, we had a total of 797 completed homes, including information centers, and 3,554 homes in progress.
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. In addition, the majority of our raw materials is supplied to us by our subcontractors, and is included in the price of our contract with such subcontractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Substantially all of our construction work is done by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities and lumber. We could see additional cost pressures associated with lumber in future quarters.
Seasonality
In all of our reportable segments, we have historically experienced similar variability in our results of operations and in capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in our second, third and fourth quarters. Thus, our revenues may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. Our revenues and capital requirements are generally similar across our second, third and fourth quarters.
As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular quarter, especially the first quarter, are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue in the long term.
Liquidity and Capital Resources
Overview
As of March 31, 2021, we had $48.2 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
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

Revolving Credit Facility
On April 30, 2020, we entered into the Second Amendment to Fourth Amended and Restated Credit Agreement (the “Second Amendment”), which amends the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019 (as amended by the Lender Addition and Acknowledgement Agreement and First Amendment to Fourth Amended and Restated Credit Agreement, dated as of December 6, 2019, the “2019 Credit Agreement” and, together with the Second Amendment, the “2020 Credit Agreement”), with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent. In the Second Amendment, certain lenders agreed to extend the maturity of their commitments, while another lender agreed to extend the maturity of its commitment subsequent to the execution of the Second Amendment. Lenders with $566.0 million, or 87%, of the $650.0 million of commitments under the 2019 Credit Agreement agreed to extend the maturity of their commitments to May 31, 2023, with the remaining lenders retaining their existing maturity of May 31, 2022. The Second Amendment also reduced the minimum EBITDA to interest expense ratio from 2.50 to 1.75, increased the sublimit for letters of credit to $40.0 million and established a London Interbank Offered Rate (“LIBOR”) floor of 0.70%. The 2020 Credit Agreement otherwise has substantially similar terms and provisions to the 2019 Credit Agreement and continues to provide for a $650.0 million revolving credit facility, which can be increased at the request of the Company by up to $100.0 million, subject to the terms and conditions of the 2020 Credit Agreement.
The 2020 Credit Agreement matures on May 31, 2023 with respect to 87% of the commitments thereunder and on May 31, 2022 with respect to 13% of the commitments thereunder. Before each anniversary of the 2020 Credit Agreement, we may request a one-year extension of its maturity date. The 2020 Credit Agreement is guaranteed by each of our subsidiaries that have gross assets equal to or greater than $0.5 million. The borrowings and letters of credit outstanding under the 2020 Credit Agreement, together with the outstanding principal balance of our 6.875% Senior Notes due 2026 (the “Senior Notes”), may not exceed the borrowing base under the 2020 Credit Agreement. As of March 31, 2021, the borrowing base under the 2020 Credit Agreement was $949.3 million, of which borrowings, including the Senior Notes, of $421.5 million were outstanding, $10.3 million of letters of credit were outstanding and $517.5 million was available to borrow under the 2020 Credit Agreement.
Interest is paid monthly on borrowings under the 2020 Credit Agreement at LIBOR plus 2.35%. The 2020 Credit Agreement applicable margin for LIBOR loans ranges from 2.35% to 2.75% based on our leverage ratio. At March 31, 2021, LIBOR was 0.11%; however, the 2020 Credit Agreement has a 0.70% LIBOR floor.
The 2020 Credit Agreement requires us to maintain (i) a tangible net worth of not less than $625.0 million plus 75% of the net proceeds of all equity issuances plus 50.0% of the amount of our positive net income in any fiscal quarter after December 31, 2019, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 1.75 to 1.00. The 2020 Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2021, we were in compliance with all of the covenants contained in the 2020 Credit Agreement.
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
On April 28, 2021, we entered into that certain Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”), which amends and restates the 2020 Credit Agreement. The Credit Agreement (a) increases the commitments to $850.0 million, (b) allows the Company to increase the commitments by up to $100.0 million, subject to terms and conditions, (c) extends the maturity to April 28, 2025 for all lenders, (d) increases the sublimit for letters of credit to $50.0 million, (e) adds unrestricted cash in excess of $10.0 million as a component of the borrowing base and removes certain exclusions from the borrowing base, (f) reduces the applicable margin for LIBOR loans to a range of 2.10% to 1.45%, based on our leverage ratio, (g) reduces the LIBOR floor to 0.50%, (h) increases the minimum tangible net worth requirement to $850.0 million plus 75% of the net proceeds of equity issuances after December 31, 2020 and 50% of consolidated earnings for each quarter ending after March 31, 2021 and (i) provides for a “hardwired” transition from LIBOR loan pricing that is intended to be economically neutral to the Company; otherwise, the Credit Agreement is on substantially the same terms as the 2020 Credit Agreement.
Senior Notes Offering
On July 6, 2018, we issued $300.0 million aggregate principal amount of the Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to

Regulation S under the Securities Act. Interest on the Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the Senior Notes mature on July 15, 2026. Terms of the Senior Notes are governed by an Indenture and First Supplemental Indenture thereto, each dated as of July 6, 2018, and a Second Supplemental Indenture thereto, dated as of April 30, 2020, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the 2020 Credit Agreement and Wilmington Trust, National Association, as trustee.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $167.6 million as of March 31, 2021. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of March 31, 2021 will be drawn upon.
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. In October 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million. During the three months ended March 31, 2021 and 2020, we repurchased 216,221 and 567,028 shares of our common stock for $25.8 million and $31.3 million, respectively, to be held as treasury stock. A total of 757,993 shares of our common stock has been repurchased since our stock repurchase program commenced. As of March 31, 2021, we may purchase up to $274.6 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash provided by operating activities was $160.7 million for the three months ended March 31, 2021. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the three months ended March 31, 2021 was primarily driven by net income of $99.7 million, and included cash outflow from the $41.7 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and a $56.7 million increase in the net change in accounts receivable.
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
Investing Activities
Net cash provided by investing activities was $0.4 million for the three months ended March 31, 2021, primarily due to the return of capital with our investment in an unconsolidated entity offset by the purchase of property and equipment.
Net cash used in investing activities was $1.5 million for the three months ended March 31, 2020, primarily due to the additional investment in an unconsolidated entity and purchase of property and equipment.

Financing Activities
Net cash used in financing activities was $148.9 million for the three months ended March 31, 2021, primarily driven by $230.0 million of payments on the 2020 Credit Agreement and by the $25.8 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock, offset by borrowings of $104.8 million under the 2020 Credit Agreement.
Net cash provided by financing activities was $22.6 million for the three months ended March 31, 2020, primarily driven by borrowings of $128.1 million under the 2019 Credit Agreement, offset by $75.0 million of payments on the 2019 Credit Agreement and by the $31.3 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of March 31, 2021, we had $35.5 million of cash deposits pertaining to land purchase contracts for 28,784 lots with an aggregate purchase price of $728.1 million. Approximately $25.1 million of the cash deposits as of March 31, 2021 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
As of March 31, 2021, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
•our ability to identify potential acquisition targets, close such acquisitions and realize the benefits of such acquisitions;
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
•other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and
•the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($300.0 million aggregate principal amount of the Senior Notes and certain inventory related obligations) and variable-rate debt (our $850.0 million Credit Agreement) as part of financing our operations. We do not have the obligation to prepay the Senior Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. In November 2020, we entered into a three-year interest rate cap of LIBOR of 0.70% to hedge a portion of our 2020 Credit Agreement risk exposure and future variable cash flows associated with LIBOR interest rates. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of March 31, 2021, we had $121.5 million of variable rate indebtedness outstanding under the 2020 Credit Agreement. All of the outstanding borrowings under the 2020 Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of March 31, 2021 was LIBOR plus 2.35%. At March 31, 2021, LIBOR was 0.11%, subject to the 0.70% LIBOR floor as included in the 2020 Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the LIBOR floor on our variable rate indebtedness would increase our annual interest cost by approximately $1.2 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchase of shares of our common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 1-31, 2021	—	$—	—	$300,412
February 1-28, 2021	—	$—	—	$300,412
March 1-31, 2021	216,221	$119.45	216,221	$274,585
	216,221	$119.45	216,221
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
ITEM 5. OTHER INFORMATION
Amendment and Restatement of 2020 Credit Agreement
On April 28, 2021, we entered into the Credit Agreement, which amends and restates the 2020 Credit Agreement. The Credit Agreement (a) increases the commitments to $850.0 million, (b) allows the Company to increase the commitments by up to $100.0 million, subject to terms and conditions, (c) extends the maturity to April 28, 2025 for all lenders, (d) increases the sublimit for letters of credit to $50.0 million, (e) adds unrestricted cash in excess of $10.0 million as a component of the borrowing base and removes certain exclusions from the borrowing base, (f) reduces the applicable margin for LIBOR loans to a range of 2.10% to 1.45%, based on our leverage ratio, (g) reduces the LIBOR floor to 0.50%, (h) increases the minimum tangible net worth requirement to $850.0 million plus 75% of the net proceeds of equity issuances after December 31, 2020 and 50% of consolidated earnings for each quarter ending after March 31, 2021 and (i) provides for a “hardwired” transition from LIBOR loan pricing that is intended to be economically neutral to the Company; otherwise, the Credit Agreement is on substantially the same terms as the 2020 Credit Agreement.

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
10.1*
Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent.

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

LGI Homes, Inc.

Date:	May 4, 2021	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	May 4, 2021	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer