Form 10-Q
period 2021-06-30
LGI Homes, Inc.
filed 2021-08-03
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

As of July 30, 2021, there were 24,617,479 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$111,704	$35,942
Accounts receivable	69,522	115,939
Real estate inventory	1,750,860	1,569,489
Pre-acquisition costs and deposits	38,817	37,213
Property and equipment, net	8,570	3,618
Other assets	61,249	44,882
Deferred tax assets, net	6,097	6,986
Goodwill	12,018	12,018
Total assets	$2,058,837	$1,826,087

LIABILITIES AND EQUITY
Accounts payable	$57,578	$13,676
Accrued expenses and other liabilities	131,197	135,008
Notes payable	583,656	538,398
Total liabilities	772,431	687,082

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 26,926,693 shares issued and 24,617,479 shares outstanding as of June 30, 2021 and 26,741,554 shares issued and 24,983,561 shares outstanding as of December 31, 2020	269	267
Additional paid-in capital	281,808	270,598
Retained earnings	1,152,069	934,277
Treasury stock, at cost, 2,309,214 shares and 1,757,993 shares, respectively	(147,740)	(66,137)
Total equity	1,286,406	1,139,005
Total liabilities and equity	$2,058,837	$1,826,087

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Home sales revenues	$791,512	$481,602	$1,497,465	$936,329

Cost of sales	577,433	363,629	1,093,437	711,792
Selling expenses	44,796	29,960	87,579	62,723
General and administrative	23,276	20,179	47,999	40,102
Operating income	146,007	67,834	268,450	121,712
Loss on extinguishment of debt	662	—	662	—
Other income, net	(3,776)	(763)	(4,609)	(1,774)
Net income before income taxes	149,121	68,597	272,397	123,486
Income tax provision	30,987	12,973	54,605	25,023
Net income	$118,134	$55,624	$217,792	$98,463
Earnings per share:
Basic	$4.75	$2.22	$8.75	$3.91
Diluted	$4.71	$2.21	$8.66	$3.88

Weighted average shares outstanding:
Basic	24,844,644	25,074,826	24,897,462	25,198,952
Diluted	25,061,812	25,153,076	25,138,691	25,366,106

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2020	26,741,554	$267	$270,598	$934,277	$(66,137)	$1,139,005
Net income	—	—	—	99,658	—	99,658
Restricted stock units granted for accrued annual bonuses	—	—	272	—	—	272
Stock repurchase	—	—	—	—	(25,827)	(25,827)
Compensation expense for equity awards	—	—	3,422	—	—	3,422
Stock issued under employee incentive plans	167,089	2	2,106	—	—	2,108
BALANCE— March 31, 2021	26,908,643	$269	$276,398	$1,033,935	$(91,964)	$1,218,638
Net income	—	—	—	118,134	—	118,134
Stock repurchase	—	—	—	—	(55,776)	(55,776)
Compensation expense for equity awards	—	—	3,395	—	—	3,395
Stock issued under employee incentive plans	18,050	—	2,015	—	—	2,015
BALANCE— June 30, 2021	26,926,693	$269	$281,808	$1,152,069	$(147,740)	$1,286,406

BALANCE—December 31, 2019	26,398,409	$264	$252,603	$610,382	$(18,056)	$845,193
Net income	—	—	—	42,839	—	42,839
Restricted stock units granted for accrued annual bonuses	—	—	222	—	—	222
Stock repurchase	—	—	—	—	(31,335)	(31,335)
Compensation expense for equity awards	—	—	1,853	—	—	1,853
Stock issued under employee incentive plans	282,065	2	831	—	—	833
BALANCE— March 31, 2020	26,680,474	$266	$255,509	$653,221	$(49,391)	$859,605
Net income	—	—	—	55,624	—	55,624
Compensation expense for equity awards	—	—	2,613	—	—	2,613
Stock issued under employee incentive plans	14,705	1	939	—	—	940
BALANCE— June 30, 2020	26,695,179	$267	$259,061	$708,845	$(49,391)	$918,782

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$217,792	$98,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	537	317
Loss on extinguishment of debt	662	—
Loss on disposal of assets	350	—
Compensation expense for equity awards	6,817	4,466
Deferred income taxes	889	934
Changes in assets and liabilities:
Accounts receivable	46,417	(1,839)
Real estate inventory	(158,704)	41,735
Pre-acquisition costs and deposits	(1,604)	6,483
Other assets	(13,415)	(5,077)
Accounts payable	43,902	2,915
Accrued expenses and other liabilities	(3,791)	(2,325)
Net cash provided by operating activities	139,852	146,072
Cash flows from investing activities:
Purchases of property and equipment	(1,139)	(560)
Investment in unconsolidated entities	(1,345)	(1,125)
Payment for business acquisition	(27,279)	—
Net cash used in investing activities	(29,763)	(1,685)
Cash flows from financing activities:
Proceeds from notes payable	617,653	133,019
Payments on notes payable	(564,000)	(235,000)
Loan issuance costs	(10,500)	(2,084)
Proceeds from sale of stock, net of offering expenses	4,123	1,770
Stock repurchase	(81,603)	(31,335)
Net cash used in financing activities	(34,327)	(133,630)
Net increase in cash and cash equivalents	75,762	10,757
Cash and cash equivalents, beginning of period	35,942	38,345
Cash and cash equivalents, end of period	$111,704	$49,102

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
The accompanying unaudited financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Retail home sales revenues	$696,826	$443,507	$1,340,398	$853,909
Wholesale home sales revenues	94,686	38,095	157,067	82,420
Total home sales revenues	$791,512	$481,602	$1,497,465	$936,329

The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 13 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Central	$347,963	$167,924	$636,713	$333,699
Southeast	159,714	128,577	296,265	217,024
Northwest	106,197	56,369	224,388	158,317
West	80,813	60,592	161,961	119,077
Florida	96,825	68,140	178,138	108,212
Total home sales revenues	$791,512	$481,602	$1,497,465	$936,329
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
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Land, land under development and finished lots	$1,105,388	$981,838
Information centers	29,202	30,201
Homes in progress	554,012	337,364
Completed homes	62,258	220,086
Total real estate inventory	$1,750,860	$1,569,489
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
On May 6, 2021, we acquired certain real estate assets owned by KenRoe Inc. and its affiliated entities, including R Home LLC and Paxmar Land Development (collectively, “KenRoe”), and assumed certain related liabilities. As a result of the KenRoe acquisition, we expanded our Minnesota presence in the Minneapolis market. We acquired approximately 100 homes under construction and more than 3,000 owned and controlled lots. The total purchase price for the KenRoe assets, primarily consisting of inventory, was approximately $27.3 million in cash. The acquisition is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Our purchase accounting for KenRoe as of June 30, 2021 is preliminary and we expect to complete the working capital adjustment and valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date within one year from the acquisition date.

4.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Taxes payable	$15,686	$26,181
Real estate inventory development and construction payable	36,276	29,938
Accrued compensation, bonuses and benefits	19,271	28,579
Accrued interest	11,005	10,853
Inventory related obligations	2,928	4,515
Lease liability	5,055	5,287
Warranty reserve	6,550	5,350
Contract deposits	23,018	17,151
Other	11,408	7,154
Total accrued expenses and other liabilities	$131,197	$135,008
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

Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warranty reserves, beginning of period	$5,950	$3,750	$5,350	$3,500
Warranty provision	3,396	1,404	5,985	2,824
Warranty expenditures	(2,796)	(1,204)	(4,785)	(2,374)
Warranty reserves, end of period	$6,550	$3,950	$6,550	$3,950

5.     NOTES PAYABLE
Revolving Credit Agreement
On April 28, 2021, we entered into that certain Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”), which amends and restates that certain Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019 (as amended, the “2020 Credit Agreement”). The Credit Agreement (a) increases the commitments to $850.0 million, (b) allows the Company to increase the commitments by up to $100.0 million, subject to terms and conditions, (c) extends the maturity to April 28, 2025 for all lenders, (d) increases the sublimit for letters of credit to $50.0 million, (e) adds unrestricted cash in excess of $10.0 million as a component of the borrowing base and removes certain exclusions from the borrowing base, (f) reduces the applicable margin for LIBOR loans to a range of 1.45% to 2.10%, based on our leverage ratio, (g) reduces the LIBOR floor to 0.50%, (h) increases the minimum tangible net worth requirement to $850.0 million plus 75% of the net proceeds of equity issuances after December 31, 2020 and 50% of consolidated earnings for each quarter ending after March 31, 2021 and (i) provides for a “hardwired” transition from LIBOR loan pricing that is intended to be economically neutral to the Company; otherwise, the Credit Agreement is on substantially the same terms as the 2020 Credit Agreement.
As of June 30, 2021, the borrowing base under the Credit Agreement was $1.3 billion, of which borrowings, including the 2026 Senior Notes and the 2029 Senior Notes (each as defined herein), of $600.3 million were outstanding, $10.3 million of letters of credit were outstanding and $714.5 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings at LIBOR plus 1.45%. The Credit Agreement applicable margin for LIBOR loans ranges from 1.45% to 2.10% based on our leverage ratio. At June 30, 2021, LIBOR was 0.09%; however, the Credit Agreement has a 0.50% LIBOR floor.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2021, we were in compliance with all of the covenants contained in the Credit Agreement.
Senior Notes Offerings
On June 28, 2021, we issued $300.0 million aggregate principal amount of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A (“Rule 144A”) under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S (“Regulation S”) under the Securities Act. Interest on the 2029 Senior Notes accrues at a rate of 4.000% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2022. The 2029 Senior Notes mature on July 15, 2029. Terms of the 2029 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Third Supplemental Indenture thereto, dated as of June 28, 2021, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Wilmington Trust, National Association, as trustee.
On July 6, 2018, we issued $300.0 million aggregate principal amount of our 6.875% Senior Notes due 2026 (the “2026 Senior Notes”) in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S. Interest on the 2026 Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the 2026 Senior Notes mature on July 15, 2026. Terms of the 2026 Senior Notes are governed by an Indenture and First Supplemental Indenture thereto, each dated as of July 6, 2018, and a Second Supplemental Indenture thereto, dated as of April 30, 2020, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the 2020 Credit Agreement and Wilmington Trust, National Association, as trustee.

On June 14, 2021, the Company delivered a notice of conditional full redemption for all of the outstanding 2026 Senior Notes. The redemption price for the 2026 Senior Notes was equal to 103.438% (expressed as a percentage of the principal amount of the 2026 Senior Notes redeemed), plus accrued and unpaid interest, if any, on the 2026 Senior Notes to be redeemed. The Company financed the redemption of the 2026 Senior Notes with a portion of the net proceeds from the offering of the 2029 Senior Notes, together with cash on hand. The Company’s obligation to redeem the 2026 Senior Notes was conditioned upon the prior consummation of the issuance of the 2029 Senior Notes.
On July 15, 2021, we redeemed all of the outstanding 2026 Senior Notes, which resulted in the principal payment of $300.0 million and a redemption premium of $10.3 million. Additionally, we expensed $3.0 million of deferred financing costs and discounts that were being previously amortized in association with the 2026 Senior Notes.
Notes payable consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Notes payable under the Credit Agreement ($850.0 million revolving credit facility at June 30, 2021) maturing on April 28, 2025; interest paid monthly at LIBOR plus 1.45%.	$274	$246,621
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%.	300,000	—
6.875% Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%.	300,000	300,000
Net discount and debt issuance costs	(16,618)	(8,223)
Total notes payable	$583,656	$538,398

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest incurred	$8,040	$9,262	$15,772	$19,418
Less: Amounts capitalized	(8,040)	(9,262)	(15,772)	(19,418)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$1,859	$3,676	$14,492	$18,700
Included in interest incurred was amortization of deferred financing costs and discounts for notes payable of $0.7 million for each of the three months ended June 30, 2021 and 2020, and $1.4 million for each of the six months ended June 30, 2021 and 2020.
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
For the three and six months ended June 30, 2021, our effective tax rate of 20.8% and 20.0%, respectively, is lower than the Federal statutory rate primarily as a result of the federal energy efficient homes tax credit and excess compensation cost for share-based payments, partially offset by an increase in the rate for state income taxes, net of the federal benefit payments.
Income taxes paid were $63.5 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively. Income taxes paid were $63.7 million and $18.9 million for the six months ended June 30, 2021 and 2020, respectively.

7.     EQUITY
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. In October 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million. During the three months ended June 30, 2021, we repurchased 335,000 shares of our common stock for $55.8 million to be held as treasury stock. During the six months ended June 30, 2021, we repurchased 551,221 shares of our common stock for $81.6 million to be held as treasury stock. A total of 1,309,214 shares of our common stock has been repurchased since our stock repurchase program commenced. As of June 30, 2021, we may purchase up to $218.8 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
8.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$118,134	$55,624	$217,792	$98,463
Denominator:
Basic weighted average shares outstanding	24,844,644	25,074,826	24,897,462	25,198,952
Effect of dilutive securities:
Stock-based compensation units	217,168	78,250	241,229	167,154
Diluted weighted average shares outstanding	25,061,812	25,153,076	25,138,691	25,366,106

Basic earnings per share	$4.75	$2.22	$8.75	$3.91
Diluted earnings per share	$4.71	$2.21	$8.66	$3.88
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	835	2,267	8,043	9,808

9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Six Months Ended June 30,
	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	142,738	$62.54	162,686	$50.84
Granted	24,435	$141.64	48,766	$61.08
Vested	(33,819)	$63.86	(53,691)	$32.15
Forfeited	(3,515)	$64.91	(1,400)	$53.65
Ending balance	129,839	$77.01	156,361	$60.42
We recognized $0.9 million of stock-based compensation expense related to outstanding RSUs for each of the three months ended June 30, 2021 and 2020. We recognized $1.7 million of stock-based compensation expense related to outstanding RSUs for each of the six months ended June 30, 2021 and 2020. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At June 30, 2021, we had unrecognized compensation cost of $5.4 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.0 years.
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
The following table summarizes the activity of our PSUs for the six months ended June 30, 2021:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2020	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at June 30, 2021	Weighted Average Grant Date Fair Value
2018	2018 - 2020	60,040	—	(60,040)	—	—	$64.60
2019	2019 - 2021	81,242	—	—	—	81,242	$56.49
2020	2020 - 2022	88,538	—	—	—	88,538	$59.81
2021	2021 - 2023	—	46,027	—	—	46,027	$141.00
Total		229,820	46,027	(60,040)	—	215,807
At June 30, 2021, management estimates that the recipients will receive approximately 158%, 200% and 200% of the 2021, 2020 and 2019 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $2.2 million and $1.5 million of total stock-based compensation expense related to outstanding PSUs for the three months ended June 30, 2021 and 2020, respectively. We recognized $4.4 million and $2.4 million of total stock-based compensation expense related to outstanding PSUs for the six months ended June 30, 2021 and 2020, respectively. The 2018 - 2020 performance period PSUs vested and issued on March 15,

2021 at 200% of the target number. At June 30, 2021, we had unrecognized compensation cost of $14.9 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.2 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of June 30, 2021, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the 2029 Senior Notes and the 2026 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at June 30, 2021 and December 31, 2020 (in thousands):

		June 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$303,054	$—	$—
2026 Senior Notes (2)	Level 2	$300,000	$310,314	$300,000	$340,388
(1)On June 28, 2021, we completed an offering of $300.0 million aggregate principal amount of the 2029 Senior Notes. See Note 5 for more details regarding this offering.
(2)On July 15, 2021, we redeemed all of the outstanding 2026 Senior Notes. See Note 5 for more details regarding the redemption.
11.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
During the three months ended June 30, 2021, we completed a land purchase contract to purchase a total of 110 finished lots in Pasco County, Florida from an affiliate of one of our directors for a total base purchase price of approximately $4.0 million. The lots were purchased in takedowns, subject to a maximum price escalation of 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. In August 2019, we purchased our first takedown of 58 lots under the Pasco County contract for a base purchase price of approximately $2.1 million. In April 2021, we purchased the remaining land in a takedown of 52 lots under the Pasco County contract for a base purchase price of approximately $1.9 million.
During the three months ended June 30, 2021, we completed a land purchase contract to purchase a total of 25 finished lots in Burnet County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $2.5 million.

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

	June 30, 2021	December 31, 2020
Land deposits and option payments	$36,113	$34,097
Commitments under the land purchase contracts if the purchases are consummated	$781,343	$663,006
Lots under land purchase contracts	33,418	26,236
As of June 30, 2021 and December 31, 2020, approximately $21.0 million and $24.0 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $4.7 million and $4.9 million at June 30, 2021 and December 31, 2020, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.1 million and $5.3 million at June 30, 2021 and December 31, 2020, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.8 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the six months ended June 30, 2021 and 2020 was $0.8 million and $0.7 million, respectively. As of June 30, 2021, the weighted-average discount rate was 5.23% and our weighted-average remaining life was 4.4 years. We do not have any significant lease contracts that have not yet commenced at June 30, 2021.

The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2021 (in thousands):

Year Ending December 31,	Operating leases
2021	$683
2022	1,178
2023	1,020
2024	776
2025	524
Thereafter	1,757
Total	5,938
Lease amount representing interest	(883)
Present value of lease liabilities	$5,055
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $182.3 million (including $10.3 million of letters of credit issued under the Credit Agreement) and $143.8 million at June 30, 2021 and December 31, 2020, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
In 2019, we became a limited partner in a real estate investment fund with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. Additionally, during the three months ended June 30, 2021, we entered into a joint venture with a mortgage lender. As of June 30, 2021 and December 31, 2020, we have a total of $5.3 million and $3.9 million, respectively, within other assets on the balance sheet relating to our investment in this real estate investment fund and this mortgage joint venture. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services.
13.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five qualifying reportable segments at June 30, 2021: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations. The Central division is our largest division and comprised approximately 42.5% and 35.6% of total home sales revenues for the six months ended June 30, 2021 and 2020, respectively.
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

Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Central	$347,963	$167,924	$636,713	$333,699
Southeast	159,714	128,577	296,265	217,024
Northwest	106,197	56,369	224,388	158,317
West	80,813	60,592	161,961	119,077
Florida	96,825	68,140	178,138	108,212
Total home sales revenues	$791,512	$481,602	$1,497,465	$936,329

Net income (loss) before income taxes:
Central	$69,040	$29,615	$124,674	$53,849
Southeast	30,671	16,875	50,502	24,783
Northwest	23,655	8,478	49,649	25,005
West	12,708	6,946	25,319	12,218
Florida	14,765	7,868	25,581	10,393
Corporate (1)	(1,718)	(1,185)	(3,328)	(2,762)
Total net income before income taxes	$149,121	$68,597	$272,397	$123,486
(1)The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	June 30, 2021	December 31, 2020
Assets:
Central	$753,094	$708,087
Southeast	389,421	401,725
Northwest	295,812	252,098
West	297,922	228,186
Florida	169,217	157,169
Corporate (1)	153,371	78,822
Total assets	$2,058,837	$1,826,087
(1)The Corporate balance consists primarily of cash, prepaid insurance, ROU assets, prepaid expenses and income tax receivables related to the federal energy efficient homes tax credit.
14.    SUBSEQUENT EVENTS
On July 15, 2021, we redeemed all of the outstanding 2026 Senior Notes, as more fully discussed in Note 5.
On July 14, 2021, we acquired the real estate assets of Buffington Homebuilding Group, Ltd. (“Buffington”), one of the largest privately held homebuilders in Austin, Texas. The total purchase price for the Buffington assets, primarily consisting of inventory, was approximately $40.0 million in cash. This acquisition further expands our land position in the Austin, Texas market. The acquired assets include over 100 homes under construction, and more than 500 owned and controlled lots. The acquisition is accounted for in accordance with ASC 805. Our purchase accounting for Buffington is preliminary and we expect to complete the working capital adjustment and valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date within one year from the acquisition date.

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
Birmingham, AL
Nashville, TN
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 50,000 homes. During the six months ended June 30, 2021, we had 5,417 home closings, compared to 3,840 home closings during the six months ended June 30, 2020.
We sell homes under the LGI Homes and Terrata Homes brands. Our 106 active communities at June 30, 2021 included two Terrata Homes communities.
During the three months ended June 30, 2021, we recorded $94.7 million in wholesale revenues as a result of 430 home closings, representing 15.1% of the total homes closed during the three months ended June 30, 2021. During the three months ended June 30, 2020, we recorded $38.1 million in wholesale revenues as a result of 199 home closings, representing 9.9% of the total homes closed during the three months ended June 30, 2020. During the six months ended June 30, 2021, we recorded $157.1 million in wholesale revenues as a result of 713 home closings, representing 13.2% of the total homes closed during the six months ended June 30, 2021. During the six months ended June 30, 2020, we recorded $82.4 million in wholesale revenues as a result of 398 home closings, representing 10.4% of the total homes closed during the six months ended June 30, 2020. We believe our wholesale home closings provide opportunities for us to leverage our systems and processes to meet the needs of companies looking to acquire multiple homes for rental purposes, primarily through bulk sales agreements.
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
Recent Developments
During the three months ended June 30, 2021, we purchased 335,000 shares of our common stock for $55.8 million under our previously announced stock repurchase program.
On May 6, 2021, we acquired the real estate assets of Minneapolis, Minnesota-based KenRoe, Inc., a privately held homebuilder and land development company, for approximately $27.3 million at closing, subject to certain potential post-closing adjustments. KenRoe is recognized for building quality homes targeted at entry-level buyers. The acquired assets include approximately 85 homes under construction, 130 finished lots, and 390 lots either raw or under development. Additionally, we acquired approximately 2,500 controlled lots in the Minneapolis, Minnesota market.
On June 28, 2021, we completed an offering of $300.0 million aggregate principal amount of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”). We received net proceeds from the offering of the 2029 Senior Notes of approximately $296.6 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. The net proceeds from the offering were used to temporarily repay borrowings under the Credit Agreement and subsequently in July 2021, to optionally redeem all $300.0 million aggregate principal amount of our outstanding 6.875% Senior Notes due 2026 (the “2026 Senior Notes”).
On June 14, 2021, the Company delivered a notice of conditional full redemption for all of the outstanding 2026 Senior Notes. On July 15, 2021, we redeemed all of the outstanding 2026 Senior Notes, which resulted in the principal payment of $300.0 million and a redemption premium of $10.3 million. Additionally, we expensed $3.0 million of deferred financing costs and discounts that were being previously amortized in association with the 2026 Senior Notes.
On July 14, 2021, we acquired the real estate assets of Buffington Homebuilding Group, Ltd., one of the largest privately held homebuilders in Austin, Texas, for approximately $40.0 million in cash at closing, subject to certain potential post-closing adjustments. This acquisition further expands our land position in the Austin, Texas market. The acquired assets include over 100 homes under construction, over 350 finished lots and control of approximately 150 additional finished lots that will be available for future sales. The acquired communities introduce the Terrata Homes brand to the Austin, Texas market.
Key Results
Key financial results as of and for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, were as follows:
•Home sales revenues increased 64.3% to $791.5 million from $481.6 million.
•Homes closed increased 42.4% to 2,856 homes from 2,005 homes.
•Average sales price per home closed increased 15.4% to $277,140 from $240,200.
•Gross margin as a percentage of home sales revenues increased to 27.0% from 24.5%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 28.5% from 26.6%.
•Net income before income taxes increased 117.4% to $149.1 million from $68.6 million.
•Net income increased 112.4% to $118.1 million from $55.6 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 20.2% from 16.1%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 20.0% from 16.2%.
•Total owned and controlled lots increased 12.8% to 75,910 lots at June 30, 2021 from 67,286 lots at March 31, 2021.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Key financial results as of and for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, were as follows:
•Home sales revenues increased 59.9% to $1.5 billion from $936.3 million.
•Homes closed increased 41.1% to 5,417 homes from 3,840 homes.
•Average sales price per home closed increased 13.4% to $276,438 from $243,836.
•Gross margin as a percentage of home sales revenues increased to 27.0% from 24.0%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 28.5% from 26.1%.
•Net income before income taxes increased 120.6% to $272.4 million from $123.5 million.
•Net income increased 121.2% to $217.8 million from $98.5 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 19.6% from 15.1%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 19.5% from 15.1%.
•Total owned and controlled lots increased 23.4% to 75,910 lots at June 30, 2021 from 61,504 lots at December 31, 2020.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$791,512	$481,602	$1,497,465	$936,329
Expenses:
Cost of sales	577,433	363,629	1,093,437	711,792
Selling expenses	44,796	29,960	87,579	62,723
General and administrative	23,276	20,179	47,999	40,102
Operating income	146,007	67,834	268,450	121,712
Loss on extinguishment of debt	662	—	662	—
Other income, net	(3,776)	(763)	(4,609)	(1,774)
Net income before income taxes	149,121	68,597	272,397	123,486
Income tax provision	30,987	12,973	54,605	25,023
Net income	$118,134	$55,624	$217,792	$98,463
Basic earnings per share	$4.75	$2.22	$8.75	$3.91
Diluted earnings per share	$4.71	$2.21	$8.66	$3.88
Other Financial and Operating Data:
Average community count	105.0	116.0	105.7	112.3
Community count at end of period	106	117	106	117
Home closings	2,856	2,005	5,417	3,840
Average sales price per home closed	$277,140	$240,200	$276,438	$243,836
Gross margin (1)	$214,079	$117,973	$404,028	$224,537
Gross margin % (2)	27.0%	24.5%	27.0%	24.0%
Adjusted gross margin (3)	$225,967	$127,909	$427,401	$244,026
Adjusted gross margin % (2)(3)	28.5%	26.6%	28.5%	26.1%
EBITDA (4)	$159,812	$77,437	$294,049	$141,417
EBITDA margin % (2)(4)	20.2%	16.1%	19.6%	15.1%
Adjusted EBITDA (4)	$158,144	$77,926	$292,360	$141,518
Adjusted EBITDA margin % (2)(4)	20.0%	16.2%	19.5%	15.1%
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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the three months ended June 30, 2021 and 2020 were as follows (revenues in thousands):

	Three Months Ended June 30, 2021					As of June 30, 2021
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$347,963	1,348	$258,133	38.0	11.8	40
Southeast	159,714	632	252,712	25.7	8.2	25
Northwest	106,197	255	416,459	10.3	8.3	11
West	80,813	232	348,332	10.7	7.2	10
Florida	96,825	389	248,907	20.3	6.4	20
Total	$791,512	2,856	$277,140	105.0	9.1	106

	Three Months Ended June 30, 2020					As of June 30, 2020
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$167,924	747	$224,798	34.0	7.3	34
Southeast	128,577	559	230,013	37.3	5.0	38
Northwest	56,369	153	368,425	11.3	4.5	12
West	60,592	236	256,746	15.3	5.1	15
Florida	68,140	310	219,806	18.0	5.7	18
Total	$481,602	2,005	$240,200	116.0	5.8	117
Our results of operations for the three months ended June 30, 2021 reflect a significant rebound following the slowdown related to the COVID-19 pandemic that occurred during March and April 2020. Increase in the demand for our homes driven by benefits of homeownership, low interest rates and an undersupply of new and existing homes available for sale have resulted in a 53.2% increase to our backlog net orders at June 30, 2021 as compared to June 30, 2020.
Home sales revenues for the three months ended June 30, 2021 were $791.5 million, an increase of $309.9 million, or 64.3%, from $481.6 million for the three months ended June 30, 2020. The increase in home sales revenues is primarily due to a 42.4% increase in homes closed and an increase in the average sales price per home closed during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The average sales price per home closed during the three months ended June 30, 2021 was $277,140, an increase of $36,940, or 15.4%, from the average sales price per home closed of $240,200 for the three months ended June 30, 2020. This increase in the average sales price per home closed is primarily due to a favorable pricing environment, increased closings at higher price points in certain markets and changes in product mix. The overall increase in home closings was largely due to a strong demand environment leading to higher average monthly absorption rates within certain markets in all reportable segments during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Our community count at June 30, 2021 decreased to 106 from 117 at June 30, 2020. The decrease in community count is due to close out of or transition between certain active communities for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Home sales revenues in our Central reportable segment increased by $180.0 million, or 107.2%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to an 80.5% increase in the number of homes closed, increased community count at a higher absorption rate and an increase in the average sales price per home closed. Home sales revenues in our Southeast reportable segment increased by $31.1 million, or 24.2%, primarily due to increased home closings at higher average sales price, as well as continued expansion into certain Mid-Atlantic geographic markets. Home sales revenues in our Northwest reportable segment increased by $49.8 million, or 88.4%, primarily due to increased demand and an increase in the number of homes closed, partially offset by the close out of or transition between, and to a lesser extent available inventory in, certain active communities for the three months ended June 30, 2021. Home sales revenues in our West reportable segment increased by $20.2 million, or 33.4%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to a 35.7% increase in average sales price per home closed, and the close out of or transition between, and to a lesser extent available inventory in, certain active communities for the three months ended June 30, 2021. Home sales revenues in our Florida reportable segment increased by $28.7 million, or 42.1%, largely due to an increase in the number of homes closed resulting from an increase in community count and a higher absorption rate for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended June 30, 2021 to $577.4 million, an increase of $213.8 million, or 58.8%, from $363.6 million for the three months ended June 30, 2020, primarily due to the increase in homes closed. Gross margin for the three months ended June 30, 2021 was $214.1 million, an increase of $96.1 million, or 81.5%, from $118.0 million for the three months ended June 30, 2020. Gross margin as a percentage of home sales revenues was 27.0% for the three months ended June 30, 2021 and 24.5% for the three months ended June 30, 2020. This increase in gross margin as a percentage of home sales revenues was primarily due to raising prices higher than increases in input costs for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Selling Expenses. Selling expenses for the three months ended June 30, 2021 were $44.8 million, an increase of $14.8 million, or 49.5%, from $30.0 million for the three months ended June 30, 2020. Sales commissions increased to $30.4 million for the three months ended June 30, 2021 from $18.0 million for the three months ended June 30, 2020, primarily due to a 64.3% increase in home sales revenues during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Selling expenses as a percentage of home sales revenues were 5.7% and 6.2% for the three months ended June 30, 2021 and 2020, respectively. The decrease in selling expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
General and Administrative. General and administrative expenses for the three months ended June 30, 2021 were $23.3 million, an increase of $3.1 million, or 15.3%, from $20.2 million for the three months ended June 30, 2020. The increase in the amount of general and administrative expenses is primarily due to increased personnel and related costs during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. General and administrative expenses as a percentage of home sales revenues were 2.9% and 4.2% for the three months ended June 30, 2021 and 2020, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Other Income. Other income, net of other expenses was $3.8 million for the three months ended June 30, 2021, an increase of $3.0 million from $0.8 million for the three months ended June 30, 2020. The increase in other income primarily reflects the gain realized from the sale of lots and land not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended June 30, 2021 was $146.0 million, an increase of $78.2 million, or 115.2%, from $67.8 million for the three months ended June 30, 2020. Net income before income taxes for the three months ended June 30, 2021 was $149.1 million, an increase of $80.5 million, or 117.4%, from $68.6 million for the three months ended June 30, 2020. All reportable segments contributed to net income before income taxes during the three months ended June 30, 2021 as follows: Central - $69.0 million or 46.3%; Southeast - $30.7 million or 20.6%; Northwest - $23.7 million or 15.9%; West - $12.7 million or 8.5%; and Florida - $14.8 million or 9.9%. The increases in operating income and net income before income taxes are primarily attributed to higher gross margins, operating leverage realized from the increase in home sales revenues and higher average sales price per home closed during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Income Taxes. Income tax provision for the three months ended June 30, 2021 was $31.0 million, an increase of $18.0 million, or 138.9%, from income tax provision of $13.0 million for the three months ended June 30, 2020. The increase in the amount of income tax provision is primarily due to the 117.4% increase in net income before taxes, partially offset by tax benefits relating to the federal energy efficient homes tax credits we recognized during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Net Income. Net income for the three months ended June 30, 2021 was $118.1 million, an increase of $62.5 million, or 112.4%, from $55.6 million for the three months ended June 30, 2020. The increase in net income is primarily attributed to higher gross margins, operating leverage realized from the increase in home sales revenues and higher average sales price per home closed recognized during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the six months ended June 30, 2021 and 2020 were as follows (revenues in thousands):

	Six Months Ended June 30, 2021
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$636,713	2,475	$257,258	37.6	11.0
Southeast	296,265	1,180	251,072	26.7	7.4
Northwest	224,388	551	407,238	10.5	8.7
West	161,961	481	336,717	10.7	7.5
Florida	178,138	730	244,025	20.2	6.0
Total	$1,497,465	5,417	$276,438	105.7	8.5

	Six Months Ended June 30, 2020
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$333,699	1,488	$224,260	34.0	7.3
Southeast	217,024	962	225,597	34.2	4.7
Northwest	158,317	426	371,636	11.8	6.0
West	119,077	472	252,282	15.0	5.2
Florida	108,212	492	219,943	17.3	4.7
Total	$936,329	3,840	$243,836	112.3	5.7

Home sales revenues for the six months ended June 30, 2021 were $1.5 billion, an increase of $561.1 million, or 59.9%, from $0.9 billion for the six months ended June 30, 2020. The increase in home sales revenues is primarily due to a 41.1% increase in homes closed and an increase in the average sales price per home closed during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The average sales price per home closed during the six months ended June 30, 2021 was $276,438, an increase of $32,602, or 13.4%, from the average sales price per home closed of $243,836 for the six months ended June 30, 2020. This increase in the average sales price per home closed was primarily due to changes in product mix and higher price points in certain markets, partially offset by additional wholesale home closings. The overall increase in home closings was primarily driven by strong demand in all reportable segments during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The overall decrease in average community count relates to timing associated with the opening, close out or transition between certain active communities during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Home sales revenues in our Central reportable segment increased by $303.0 million, or 90.8%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a 66.3% increase in the number of homes closed at a higher average sales price per home closed and increased average community count at a higher absorption rate in this reportable segment. Home sales revenues in our Southeast reportable segment increased by $79.2 million, or 36.5%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to higher average sales price per home closed and improved absorption rate associated with increased demand in certain markets in North Carolina and South Carolina during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Home sales revenues in our Northwest reportable segment increased by $66.1 million, or 41.7%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to a 29.3% increase in the number of homes closed in this reportable segment, as a result of increased demand during the six months ended June 30, 2021. Home sales revenues in our West reportable segment increased by $42.9 million, or 36.0%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to higher average sales price per home closed and improved absorption rate associated with increased demand in certain markets in this reportable segment. Home sales revenues in our Florida reportable segment increased by $69.9 million, or 64.6%, largely due to an increase of 10.9% in the average sales price per home closed as a result of strong demand and complemented by increased average community count at an improved absorption rate during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the six months ended June 30, 2021 to $1.1 billion, an increase of $381.6 million, or 53.6%, from $711.8 million for the six months ended June 30, 2020. This overall increase is primarily due to a 41.1% increase in homes closed and product mix. As a percentage of home sales revenues, cost of sales decreased as a result of the increase in home sales revenues, lower capitalized interest and lower overhead, partially offset by higher lot costs during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Gross margin for the six months ended June 30, 2021 was $404.0 million, an increase of $179.5 million, or 79.9%, from $224.5 million for the six months ended June 30, 2020. Gross margin as a percentage of home sales revenues was 27.0% for the six months ended June 30, 2021 and 24.0% for the six months ended June 30, 2020. This increase in gross margin as a percentage of home sales revenues was primarily due to raising prices higher than increases in input costs for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Selling Expenses. Selling expenses for the six months ended June 30, 2021 were $87.6 million, an increase of $24.9 million, or 39.6%, from $62.7 million for the six months ended June 30, 2020. Sales commissions increased to $56.7 million for the six months ended June 30, 2021 from $34.5 million for the six months ended June 30, 2020, partially due to a 59.9% increase in home sales revenues during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Selling expenses as a percentage of home sales revenues were 5.8% and 6.7% for the six months ended June 30, 2021 and 2020, respectively. The decrease in selling expenses as a percentage of home sales revenues was driven primarily by operating leverage obtained from the increase in home sales revenues and to a lesser extent lower advertising expenses during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
General and Administrative. General and administrative expenses for the six months ended June 30, 2021 were $48.0 million, an increase of $7.9 million, or 19.7%, from $40.1 million for the six months ended June 30, 2020. The increase in the amount of general and administrative expenses is primarily due to increased compensation during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. General and administrative expenses as a percentage of home sales revenues were 3.2% and 4.3% for the six months ended June 30, 2021 and 2020, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Other Income. Other income, net of other expenses was $4.6 million for the six months ended June 30, 2021, an increase of $2.8 million from $1.8 million for the six months ended June 30, 2020. The increase in other income primarily reflects the gain realized from the sale of land not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the six months ended June 30, 2021 was $268.5 million, an increase of $146.7 million, or 120.6%, from $121.7 million for the six months ended June 30, 2020. Net income before income taxes for the six months ended June 30, 2021 was $272.4 million, an increase of $148.9 million, or 120.6%, from $123.5 million for the six months ended June 30, 2020. All reportable segments contributed to net income before income taxes during the six months ended June 30, 2021 as follows: Central - $124.7 million or 45.8%; Southeast - $50.5 million or 18.5%; Northwest - $49.6 million or 18.2%; West - $25.3 million or 9.3%; and Florida - $25.6 million or 9.4%. The increases in operating income and net income before income taxes are primarily attributed to operating leverage realized from the increase in home sales revenues and higher average sales price per home closed during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Income Taxes. Income tax provision for the six months ended June 30, 2021 was $54.6 million, an increase of $29.6 million, or 118.2%, from income tax provision of $25.0 million for the six months ended June 30, 2020. The increase in the amount of income tax provision is primarily due to the 120.6% increase in net income before taxes, partially offset by tax benefits relating to the federal energy efficient homes tax credits we recognized during the six months ended June 30, 2021, that resulted in a decrease in our effective tax rate to 20.0% from 20.3%.
Net Income. Net income for the six months ended June 30, 2021 was $217.8 million, an increase of $119.3 million, or 121.2%, from $98.5 million for the six months ended June 30, 2020. The increase in net income is primarily attributed to operating leverage realized from the increase in home sales revenues, higher average sales price per home closed and benefits relating to the federal energy efficient homes tax credits recognized during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Home sales revenues	$791,512	$481,602	$1,497,465	$936,329
Cost of sales	577,433	363,629	1,093,437	711,792
Gross margin	214,079	117,973	404,028	224,537
Capitalized interest charged to cost of sales	10,442	8,684	21,115	17,614
Purchase accounting adjustments (1)	1,446	1,252	2,258	1,875
Adjusted gross margin	$225,967	$127,909	$427,401	$244,026
Gross margin % (2)	27.0%	24.5%	27.0%	24.0%
Adjusted gross margin % (2)	28.5%	26.6%	28.5%	26.1%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$118,134	$55,624	$217,792	$98,463
Income tax provision (benefit)	30,987	12,973	54,605	25,023
Depreciation and amortization	249	156	537	317
Capitalized interest charged to cost of sales	10,442	8,684	21,115	17,614
EBITDA	159,812	77,437	294,049	141,417
Purchase accounting adjustments(1)	1,446	1,252	2,258	1,875
Loss on extinguishment of debt	662	—	662	—
Other income, net	(3,776)	(763)	(4,609)	(1,774)
Adjusted EBITDA	$158,144	$77,926	$292,360	$141,518
EBITDA margin %(2)	20.2%	16.1%	19.6%	15.1%
Adjusted EBITDA margin %(2)	20.0%	16.2%	19.5%	15.1%
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
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Six Months Ended June 30,
	2021 (4)	2020 (5)
Net orders (1)	7,254	4,734
Cancellation rate (2)	14.8%	21.8%
Ending backlog – homes (3)	4,801	2,127
Ending backlog – value (3)	$1,434,382	$558,007
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
(4)As of June 30, 2021, we have 940 units related to bulk sales agreements associated with our wholesale business.
(5)As of June 30, 2020, we have 208 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 106 and 116 active communities as of June 30, 2021 and December 31, 2020, respectively. Our lot inventory increased to 75,910 owned or controlled lots as of June 30, 2021 from 61,504 owned or controlled lots as of December 31, 2020 due to an overall increased lot count within all reportable segments.
The table below shows (i) home closings by reportable segment for the six months ended June 30, 2021 and (ii) our owned or controlled lots by reportable segment as of June 30, 2021.

	Six Months Ended June 30, 2021	As of June 30, 2021
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	2,475	19,110	13,529	32,639
Southeast	1,180	11,944	7,201	19,145
Northwest	551	3,685	4,899	8,584
West	481	4,942	4,776	9,718
Florida	730	2,811	3,013	5,824
Total	5,417	42,492	33,418	75,910
(1)Of the 42,492 owned lots as of June 30, 2021, 29,885 were raw/under development lots and 12,607 were finished lots.

Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of June 30, 2021, we had a total of 481 completed homes, including information centers, and 4,267 homes in progress.
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
Liquidity and Capital Resources
Overview
As of June 30, 2021, we had $111.7 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
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

Revolving Credit Facility
On April 28, 2021, we entered into that certain Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”), which amends and restates that certain Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019 (as amended, the “2020 Credit Agreement”). The Credit Agreement (a) increases the commitments to $850.0 million, (b) allows the Company to increase the commitments by up to $100.0 million, subject to terms and conditions, (c) extends the maturity to April 28, 2025 for all lenders, (d) increases the sublimit for letters of credit to $50.0 million, (e) adds unrestricted cash in excess of $10.0 million as a component of the borrowing base and removes certain exclusions from the borrowing base, (f) reduces the applicable margin for LIBOR loans to a range of 1.45% to 2.10%, based on our leverage ratio, (g) reduces the LIBOR floor to 0.50%, (h) increases the minimum tangible net worth requirement to $850.0 million plus 75% of the net proceeds of equity issuances after December 31, 2020 and 50% of consolidated earnings for each quarter ending after March 31, 2021 and (i) provides for a “hardwired” transition from LIBOR loan pricing that is intended to be economically neutral to the Company; otherwise, the Credit Agreement is on substantially the same terms as the 2020 Credit Agreement.
The Credit Agreement matures on April 28, 2025. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets of at least $0.5 million. The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of the 2026 Senior Notes and the 2029 Senior Notes, may not exceed the borrowing base under the Credit Agreement. As of June 30, 2021, the borrowing base under the Credit Agreement was $1.3 billion, of which borrowings, including the 2026 Senior Notes and the 2029 Senior Notes, of $600.3 million were outstanding, $10.3 million of letters of credit were outstanding and $714.5 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings at LIBOR plus 1.45%. The Credit Agreement applicable margin for LIBOR loans ranges from 1.45% to 2.10% based on our leverage ratio. At June 30, 2021, LIBOR was 0.09%; however, the Credit Agreement has a 0.50% LIBOR floor.
The Credit Agreement requires us to maintain (i) a tangible net worth of not less than $850.0 million plus 75% of the net proceeds of all equity issuances after December 31, 2020 plus 50.0% of the amount of our positive net income in each fiscal quarter ending after March 31, 2021, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 1.75 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2021, we were in compliance with all of the covenants contained in the Credit Agreement.
Senior Notes Offerings
On June 28, 2021, we issued $300.0 million aggregate principal amount of the 2029 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A (“Rule 144A”) under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S (“Regulation S”) under the Securities Act. Interest on the 2029 Senior Notes accrues at a rate of 4.000% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2022, and the 2029 Senior Notes mature on July 15, 2029. Terms of the 2029 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Third Supplemental Indenture thereto, dated as of June 28, 2021, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Wilmington Trust, National Association, as trustee.
On July 6, 2018, we issued $300.0 million aggregate principal amount of the 2026 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S. Interest on the 2026 Senior Notes accrues at a rate of 6.875% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2019, and the 2026 Senior Notes mature on July 15, 2026. Terms of the 2026 Senior Notes are governed by an Indenture and First Supplemental Indenture thereto, each dated as of July 6, 2018, and a Second Supplemental Indenture thereto, dated as of April 30, 2020, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the 2020 Credit Agreement and Wilmington Trust, National Association, as trustee.
On June 14, 2021, the Company delivered a notice of conditional full redemption for all of the outstanding 2026 Senior Notes. The redemption price for the 2026 Senior Notes was equal to 103.438% (expressed as a percentage of the principal amount of the 2026 Senior Notes redeemed), plus accrued and unpaid interest, if any, on the 2026 Senior Notes to be redeemed. The Company financed the redemption of the 2026 Senior Notes with a portion of the net proceeds from the offering of the 2029 Senior Notes, together with cash on hand. The Company’s obligation to redeem the 2026 Senior Notes was conditioned upon the prior consummation of the issuance of the 2029 Senior Notes.

On July 15, 2021, we redeemed all of the outstanding 2026 Senior Notes, which resulted in the principal payment of $300.0 million and a redemption premium of $10.3 million. Additionally, we expensed $3.0 million of deferred financing costs and discounts that were being previously amortized in association with the 2026 Senior Notes.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $182.3 million as of June 30, 2021. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of June 30, 2021 will be drawn upon.
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. In October 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million. During the three months ended June 30, 2021, we repurchased 335,000 shares of our common stock for $55.8 million to be held as treasury stock. During the six months ended June 30, 2021, we repurchased 551,221 shares of our common stock for $81.6 million to be held as treasury stock. A total of 1,309,214 shares of our common stock has been repurchased since our stock repurchase program commenced. As of June 30, 2021, we may purchase up to $218.8 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash provided by operating activities was $139.9 million for the six months ended June 30, 2021. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the six months ended June 30, 2021 was primarily driven by net income of $217.8 million, and included cash outflow from the $158.7 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and increases of $46.4 million and $43.9 million in the net change in accounts receivable and accounts payable, respectively.
Net cash provided by operating activities was $146.1 million for the six months ended June 30, 2020. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the six months ended June 30, 2020 was primarily driven by net income of $98.5 million, and included cash inflow from the $41.7 million decrease in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity in addition to changes in non-inventory balances of $5.9 million.
Investing Activities
Net cash used in investing activities was $29.8 million for the six months ended June 30, 2021, primarily due to the payment for business acquisition, additional investment in unconsolidated entities and purchase of property and equipment.
Net cash used in investing activities was $1.7 million for the six months ended June 30, 2020, primarily due to the additional investment in an unconsolidated entity and purchase of property and equipment.
Financing Activities
Net cash used in financing activities was $34.3 million for the six months ended June 30, 2021, primarily driven by $564.0 million of payments on the 2020 Credit Agreement and the Credit Agreement and by the $81.6 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock, offset by $617.7 million related to the proceeds received for the 2029 Senior Notes, and borrowings under the 2020 Credit Agreement and the Credit Agreement.
Net cash used in financing activities was $133.6 million for the six months ended June 30, 2020, primarily driven by $235.0 million of payments on the 2020 Credit Agreement and by the $31.3 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock, offset by borrowings of $133.0 million under the 2020 Credit Agreement.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of June 30, 2021, we had $36.1 million of cash deposits pertaining to land purchase contracts for 33,418 lots with an aggregate purchase price of $781.3 million. Approximately $21.0 million of the cash deposits as of June 30, 2021 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Contractual Obligations
As of June 30, 2021, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($300.0 million aggregate principal amount of the 2029 Senior Notes and certain inventory related obligations) and variable-rate debt (our $850.0 million Credit Agreement) as part of financing our operations. We do not have the obligation to prepay the 2029 Senior Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
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
As of June 30, 2021, we had $0.3 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of June 30, 2021 was LIBOR plus 1.45%. At June 30, 2021, LIBOR was 0.09%, subject to the 0.50% LIBOR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the LIBOR floor on our variable rate indebtedness would increase our annual interest cost by approximately $0.0 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchase of shares of our common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
April 1-30, 2021	—	$—	—	$274,585
May 1-31, 2021	160,000	$172.76	160,000	$246,943
June 1-30, 2021	175,000	$160.77	175,000	$218,809
	335,000	$166.50	335,000
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
4.2**
Third Supplemental Indenture, dated as of June 28, 2021, among LGI Homes, Inc., the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee, governing LGI Homes, Inc.’s 4.000% Senior Notes due 2029, including the form of the Notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on June 28, 2021).

10.1**
Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 4, 2021).

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

LGI Homes, Inc.

Date:	August 3, 2021	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	August 3, 2021	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer