Form 10-Q
period 2021-09-30
LGI Homes, Inc.
filed 2021-11-02
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

As of October 29, 2021, there were 24,273,191 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$46,717	$35,942
Accounts receivable	49,171	115,939
Real estate inventory	1,908,135	1,569,489
Pre-acquisition costs and deposits	50,267	37,213
Property and equipment, net	13,364	3,618
Other assets	66,272	44,882
Deferred tax assets, net	7,613	6,986
Goodwill	12,018	12,018
Total assets	$2,153,557	$1,826,087

LIABILITIES AND EQUITY
Accounts payable	$35,455	$13,676
Accrued expenses and other liabilities	116,234	135,008
Notes payable	666,094	538,398
Total liabilities	817,783	687,082

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 26,941,222 shares issued and 24,273,191 shares outstanding as of September 30, 2021 and 26,741,554 shares issued and 24,983,561 shares outstanding as of December 31, 2020	269	267
Additional paid-in capital	286,709	270,598
Retained earnings	1,252,619	934,277
Treasury stock, at cost, 2,668,031 shares and 1,757,993 shares, respectively	(203,823)	(66,137)
Total equity	1,335,774	1,139,005
Total liabilities and equity	$2,153,557	$1,826,087

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Home sales revenues	$751,608	$534,202	$2,249,073	$1,470,531

Cost of sales	549,319	398,971	1,642,756	1,110,763
Selling expenses	39,871	35,470	127,450	98,193
General and administrative	24,480	22,320	72,479	62,422
Operating income	137,938	77,441	406,388	199,153
Loss on extinguishment of debt	13,314	—	13,976	—
Other income, net	(2,370)	(374)	(6,979)	(2,148)
Net income before income taxes	126,994	77,815	399,391	201,301
Income tax provision	26,444	(11,189)	81,049	13,834
Net income	$100,550	$89,004	$318,342	$187,467
Earnings per share:
Basic	$4.10	$3.55	$12.85	$7.45
Diluted	$4.05	$3.52	$12.72	$7.40

Weighted average shares outstanding:
Basic	24,508,134	25,089,424	24,766,260	25,162,162
Diluted	24,824,320	25,257,053	25,030,161	25,328,555

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2020	26,741,554	$267	$270,598	$934,277	$(66,137)	$1,139,005
Net income	—	—	—	99,658	—	99,658
Restricted stock units granted for accrued annual bonuses	—	—	272	—	—	272
Stock repurchase	—	—	—	—	(25,827)	(25,827)
Compensation expense for equity awards	—	—	3,422	—	—	3,422
Stock issued under employee incentive plans	167,089	2	2,106	—	—	2,108
BALANCE— March 31, 2021	26,908,643	$269	$276,398	$1,033,935	$(91,964)	$1,218,638
Net income	—	—	—	118,134	—	118,134
Stock repurchase	—	—	—	—	(55,776)	(55,776)
Compensation expense for equity awards	—	—	3,395	—	—	3,395
Stock issued under employee incentive plans	18,050	—	2,015	—	—	2,015
BALANCE— June 30, 2021	26,926,693	$269	$281,808	$1,152,069	$(147,740)	$1,286,406
Net income	—	—	—	100,550	—	100,550
Stock repurchase	—	—	—	—	(56,083)	(56,083)
Compensation expense for equity awards	—	—	3,352	—	—	3,352
Stock issued under employee incentive plans	14,529	—	1,549	—	—	1,549
BALANCE— September 30, 2021	26,941,222	$269	$286,709	$1,252,619	$(203,823)	$1,335,774

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

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$318,342	$187,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	832	509
Loss on extinguishment of debt	13,976	—
Gain on disposal of assets	(880)	—
Compensation expense for equity awards	10,169	8,392
Deferred income taxes	(627)	(832)
Changes in assets and liabilities:
Accounts receivable	66,768	(5,627)
Real estate inventory	(286,619)	(48,781)
Pre-acquisition costs and deposits	(6,328)	2,299
Other assets	(10,702)	(33,917)
Accounts payable	20,556	18,727
Accrued expenses and other liabilities	(24,400)	(15,256)
Net cash provided by operating activities	101,087	112,981
Cash flows from investing activities:
Purchases of property and equipment	(1,641)	(1,161)
Investment in unconsolidated entities	(1,324)	(1,125)
Payment for business acquisitions	(66,864)	—
Net cash used in investing activities	(69,829)	(2,286)
Cash flows from financing activities:
Proceeds from notes payable	1,076,419	203,056
Payments on notes payable	(944,000)	(275,000)
Redemption Premium	(10,314)	—
Loan issuance costs	(10,572)	(2,155)
Proceeds from sale of stock, net of offering expenses	5,670	2,729
Stock repurchase	(137,686)	(31,335)
Net cash used in financing activities	(20,483)	(102,705)
Net increase in cash and cash equivalents	10,775	7,990
Cash and cash equivalents, beginning of period	35,942	38,345
Cash and cash equivalents, end of period	$46,717	$46,335

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
The accompanying unaudited financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Retail home sales revenues	$650,041	$515,221	$1,990,439	$1,369,130
Wholesale home sales revenues	101,567	18,981	258,634	101,401
Total home sales revenues	$751,608	$534,202	$2,249,073	$1,470,531

The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 13 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Central	$287,878	$186,909	$924,591	$520,608
Southeast	146,166	130,131	442,431	347,155
Northwest	148,515	91,138	372,903	249,455
West	90,592	62,935	252,553	182,012
Florida	78,457	63,089	256,595	171,301
Total home sales revenues	$751,608	$534,202	$2,249,073	$1,470,531
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
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Land, land under development and finished lots	$1,211,693	$981,838
Information centers	27,427	30,201
Homes in progress	581,348	337,364
Completed homes	87,667	220,086
Total real estate inventory	$1,908,135	$1,569,489
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
On May 6, 2021, we acquired certain real estate assets owned by KenRoe Inc. and its affiliated entities, including R Home LLC and Paxmar Land Development (collectively, “KenRoe”), and assumed certain related liabilities. As a result of the KenRoe acquisition, we expanded our Minnesota presence in the Minneapolis market. We acquired approximately 100 homes under construction and more than 3,000 owned and controlled lots. The total purchase price for the KenRoe assets, primarily consisting of inventory, was approximately $27.3 million in cash, subject to certain potential post-closing adjustments. The acquisition is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Our purchase accounting for KenRoe as of September 30, 2021 is preliminary and we expect to complete the working capital adjustment and valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date within one year from the acquisition date.
On July 14, 2021, we acquired the real estate assets of Buffington Homebuilding Group, Ltd. (“Buffington”) and assumed certain related liabilities. The total purchase price for the Buffington assets, primarily consisting of inventory, was approximately $39.1 million in cash, subject to certain potential post-closing adjustments. This acquisition further expands our land position in the Austin, Texas market. The acquired assets include over 100 homes under construction, and more than 500 owned and controlled lots. The acquisition is accounted for in accordance with ASC 805. Our purchase accounting for Buffington as of September 30, 2021 is preliminary and we expect to complete the working capital adjustment and valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date within one year from the acquisition date.

4.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Taxes payable	$7,818	$26,181
Real estate inventory development and construction payable	42,048	29,938
Accrued compensation, bonuses and benefits	19,105	28,579
Accrued interest	4,263	10,853
Inventory related obligations	6,331	4,515
Lease liability	4,844	5,287
Warranty reserve	7,150	5,350
Contract deposits	16,122	17,151
Other	8,553	7,154
Total accrued expenses and other liabilities	$116,234	$135,008
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Warranty reserves, beginning of period	$6,550	$3,950	$5,350	$3,500
Warranty provision	2,424	1,284	8,409	4,108
Warranty expenditures	(1,824)	(1,084)	(6,609)	(3,458)
Warranty reserves, end of period	$7,150	$4,150	$7,150	$4,150

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
As of September 30, 2021, the borrowing base under the Credit Agreement was $1.1 billion, of which borrowings, including the 2029 Senior Notes (as defined herein), of $679.0 million were outstanding, $8.3 million of letters of credit were outstanding and $459.6 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings at LIBOR plus 1.45%. The Credit Agreement applicable margin for LIBOR loans ranges from 1.45% to 2.10% based on our leverage ratio. At September 30, 2021, LIBOR was 0.08%; however, the Credit Agreement has a 0.50% LIBOR floor.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2021, we were in compliance with all of the covenants contained in the Credit Agreement.
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
On July 6, 2018, we issued $300.0 million aggregate principal amount of our 6.875% Senior Notes due 2026 (the “2026 Senior Notes”) in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S. On July 15, 2021, we redeemed all of the outstanding 2026 Senior Notes, which resulted in the principal payment of $300.0 million and a redemption premium of $10.3 million. Additionally, we expensed $3.0 million of deferred financing costs and discounts that were being previously amortized in association with the 2026 Senior Notes. We financed the redemption of the 2026 Senior Notes with a portion of the net proceeds from the offering of the 2029 Senior Notes, together with cash on hand.
Notes payable consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Notes payable under the Credit Agreement ($850.0 million revolving credit facility at September 30, 2021) maturing on April 28, 2025; interest paid monthly at LIBOR plus 1.45%.	$379,041	$246,621
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%.	300,000	—
6.875% Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%.	—	300,000
Net discount and debt issuance costs	(12,947)	(8,223)
Total notes payable	$666,094	$538,398

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest incurred	$6,091	$8,885	$21,863	$28,303
Less: Amounts capitalized	(6,091)	(8,885)	(21,863)	(28,303)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$11,772	$13,122	$26,264	$31,822
Included in interest incurred was amortization of deferred financing costs and discounts for notes payable of $0.8 million for each of the three months ended September 30, 2021 and 2020, and $2.2 million for each of the nine months ended September 30, 2021 and 2020.
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
For the three and nine months ended September 30, 2021, our effective tax rates of 20.8% and 20.3%, respectively, are lower than the Federal statutory rate primarily as a result of the federal energy efficient homes tax credit and excess compensation cost for share-based payments, partially offset by an increase in the rate for state income taxes, net of the federal benefit payments.
Income taxes paid were $36.0 million and $46.6 million for the three months ended September 30, 2021 and 2020, respectively. Income taxes paid were $99.7 million and $65.5 million for the nine months ended September 30, 2021 and 2020, respectively.

7.     EQUITY
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. In October 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million. During the three months ended September 30, 2021, we repurchased 358,817 shares of our common stock for $56.1 million to be held as treasury stock. During the nine months ended September 30, 2021, we repurchased 910,038 shares of our common stock for $137.7 million to be held as treasury stock. A total of 1,668,031 shares of our common stock has been repurchased since our stock repurchase program commenced. As of September 30, 2021, we may purchase up to $162.7 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
8.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$100,550	$89,004	$318,342	$187,467
Denominator:
Basic weighted average shares outstanding	24,508,134	25,089,424	24,766,260	25,162,162
Effect of dilutive securities:
Stock-based compensation units	316,186	167,629	263,901	166,393
Diluted weighted average shares outstanding	24,824,320	25,257,053	25,030,161	25,328,555

Basic earnings per share	$4.10	$3.55	$12.85	$7.45
Diluted earnings per share	$4.05	$3.52	$12.72	$7.40
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	553	131	3,629	1,561

9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Nine Months Ended September 30,
	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	142,738	$62.54	162,686	$50.84
Granted	25,124	$141.96	48,926	$61.25
Vested	(35,503)	$63.23	(55,259)	$32.51
Forfeited	(6,205)	$73.62	(3,000)	$56.74
Ending balance	126,154	$77.61	153,353	$60.65
We recognized $0.8 million and $0.9 million of stock-based compensation expense related to outstanding RSUs for each of the three months ended September 30, 2021 and 2020, respectively. We recognized $2.5 million and $2.6 million of stock-based compensation expense related to outstanding RSUs for each of the nine months ended September 30, 2021 and 2020, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At September 30, 2021, we had unrecognized compensation cost of $4.5 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.0 years.
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
The following table summarizes the activity of our PSUs for the nine months ended September 30, 2021:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2020	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at September 30, 2021	Weighted Average Grant Date Fair Value
2018	2018 - 2020	60,040	—	(60,040)	—	—	$64.60
2019	2019 - 2021	81,242	—	—	—	81,242	$56.49
2020	2020 - 2022	88,538	—	—	—	88,538	$59.81
2021	2021 - 2023	—	46,027	—	—	46,027	$141.00
Total		229,820	46,027	(60,040)	—	215,807
At September 30, 2021, management estimates that the recipients will receive approximately 185%, 200% and 200% of the 2021, 2020 and 2019 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $2.3 million and $1.3 million of total stock-based compensation expense related to outstanding PSUs for the three months ended September 30, 2021 and 2020, respectively. We recognized $6.7 million and $3.7 million of total stock-based compensation expense related to outstanding PSUs for the nine months ended September 30, 2021 and 2020, respectively. The 2018 - 2020 performance period PSUs vested and issued on March 15, 2021 at 200% of the target number. At September 30, 2021, we had unrecognized compensation cost of $13.8 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.0 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of September 30, 2021, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the 2029 Senior Notes and the 2026 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at September 30, 2021 and December 31, 2020 (in thousands):

		September 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$300,920	$—	$—
2026 Senior Notes (2)	Level 2	$—	$—	$300,000	$340,388
(1)On June 28, 2021, we completed an offering of $300.0 million aggregate principal amount of the 2029 Senior Notes. See Note 5 for more details regarding this offering.
(2)On July 15, 2021, we redeemed all of the outstanding 2026 Senior Notes. See Note 5 for more details regarding the redemption.
11.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
We did not complete any land purchase contracts with affiliates during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we completed a land purchase contract to purchase a total of 110 finished lots in Pasco County, Florida from an affiliate of one of our directors for a total base purchase price of approximately $4.0 million. The lots were purchased in takedowns, subject to a maximum price escalation of 6% per annum, and may provide for additional payments to the seller at the time of sale to the homebuyer. In August 2019, we purchased our first takedown of 58 lots under the Pasco County contract for a base purchase price of approximately $2.1 million. In April 2021, we purchased the remaining land in a takedown of 52 lots under the Pasco County contract for a base purchase price of approximately $1.9 million.
During the nine months ended September 30, 2021, we completed a land purchase contract to purchase a total of 25 finished lots in Burnet County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $2.5 million.

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

	September 30, 2021	December 31, 2020
Land deposits and option payments	$46,324	$34,097
Commitments under the land purchase contracts if the purchases are consummated	$1,047,124	$663,006
Lots under land purchase contracts	43,338	26,236
As of September 30, 2021 and December 31, 2020, approximately $25.1 million and $24.0 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $4.6 million and $4.9 million at September 30, 2021 and December 31, 2020, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $4.8 million and $5.3 million at September 30, 2021 and December 31, 2020, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.5 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $1.3 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the nine months ended September 30, 2021 and 2020 was $1.2 million and $0.7 million, respectively. As of September 30, 2021, the weighted-average discount rate was 5.20% and our weighted-average remaining life was 4.3 years. We do not have any significant lease contracts that have not yet commenced at September 30, 2021.

The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2021 (in thousands):

Year Ending December 31,	Operating leases
2021	$346
2022	1,218
2023	1,061
2024	818
2025	698
Thereafter	1,664
Total	5,805
Lease amount representing interest	(961)
Present value of lease liabilities	$4,844
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $199.7 million (including $8.3 million of letters of credit issued under the Credit Agreement) and $143.8 million at September 30, 2021 and December 31, 2020, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
In 2019, we became a limited partner in a real estate investment fund with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. Additionally, during the nine months ended September 30, 2021, we entered into a joint venture with a mortgage lender. As of September 30, 2021 and December 31, 2020, we have a total of $5.3 million and $3.9 million, respectively, within other assets on the balance sheet relating to our investment in this real estate investment fund and this mortgage joint venture. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively.
13.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five qualifying reportable segments at September 30, 2021: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations. The Central division is our largest division and comprised approximately 41.1% and 35.4% of total home sales revenues for the nine months ended September 30, 2021 and 2020, respectively.
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

Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Central	$287,878	$186,909	$924,591	$520,608
Southeast	146,166	130,131	442,431	347,155
Northwest	148,515	91,138	372,903	249,455
West	90,592	62,935	252,553	182,012
Florida	78,457	63,089	256,595	171,301
Total home sales revenues	$751,608	$534,202	$2,249,073	$1,470,531

Net income (loss) before income taxes:
Central	$55,793	$32,845	$180,467	$86,694
Southeast	27,142	17,280	77,644	42,063
Northwest	34,124	15,940	83,773	40,945
West	13,279	6,883	38,598	19,101
Florida	11,937	6,608	37,518	17,001
Corporate (1)	(15,281)	(1,741)	(18,609)	(4,503)
Total net income before income taxes	$126,994	$77,815	$399,391	$201,301
(1)The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve and loss on extinguishment of debt. Actual warranty expenses are reflected within the reportable segments.

	September 30, 2021	December 31, 2020
Assets:
Central	$808,278	$708,087
Southeast	410,024	401,725
Northwest	317,866	252,098
West	335,046	228,186
Florida	193,009	157,169
Corporate (1)	89,334	78,822
Total assets	$2,153,557	$1,826,087
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
Business Overview
We are engaged in the design, construction and sale of new homes in the following markets:

West	Northwest	Central	Midwest	Florida	Southeast	Mid-Atlantic
Phoenix, AZ	Seattle, WA	Houston, TX	Minneapolis, MN	Tampa, FL	Atlanta, GA	Washington, D.C.
Tucson, AZ	Portland, OR	Dallas Ft. Worth, TX		Orlando, FL	Charlotte, NC	Norfolk, VA
Albuquerque, NM	Denver, CO	San Antonio, TX		Fort Myers, FL	Raleigh, NC	Richmond, VA
Las Vegas, NV		Austin, TX		Jacksonville, FL	Wilmington, NC	Baltimore, MD
Northern CA		Oklahoma City, OK		Fort Pierce, FL	Winston-Salem, NC
Southern CA				Daytona Beach, FL	Columbia, SC
				Sarasota, FL	Greenville, SC
Birmingham, AL
Nashville, TN
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 50,000 homes. During the nine months ended September 30, 2021, we had 7,916 home closings, compared to 5,931 home closings during the nine months ended September 30, 2020.
We sell homes under the LGI Homes and Terrata Homes brands. Our 103 active communities at September 30, 2021 included three Terrata Homes communities.
During the three months ended September 30, 2021, we recorded $101.6 million in wholesale revenues as a result of 433 home closings, representing 17.3% of the total homes closed during the three months ended September 30, 2021. During the three months ended September 30, 2020, we recorded $19.0 million in wholesale revenues as a result of 92 home closings, representing 4.4% of the total homes closed during the three months ended September 30, 2020. During the nine months ended September 30, 2021, we recorded $258.6 million in wholesale revenues as a result of 1,146 home closings, representing 14.5% of the total homes closed during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we recorded $101.4 million in wholesale revenues as a result of 490 home closings, representing 8.3% of the total homes closed during the nine months ended September 30, 2020. We believe our wholesale home closings provide opportunities for us to leverage our systems and processes to meet the needs of companies looking to acquire multiple homes for rental purposes, primarily through bulk sales agreements.
COVID-19 and COVID-19 Variants
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, and in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. The spread of COVID-19 and COVID-19 variants (hereinafter collectively referred to as “COVID-19”) has caused significant volatility in U.S. and international debt and equity markets, which can negatively impact consumer confidence.
In response to COVID-19, we continue to take steps to prioritize the health and safety of our employees, customers, subcontractors and suppliers, including expanded safety policies and practices based on Center for Disease Control guidelines to reduce the spread of COVID-19.
We cannot predict the full impact that the significant disruption and volatility currently being experienced in the markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. For additional discussion regarding our operations and COVID-19, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II our Annual Report on Form 10-K for the fiscal year ended

December 31, 2020. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the emergence of more infectious strains of the virus, the impact of government actions designed to prevent the spread of COVID-19 or the decrease in such actions and resulting increased business and social activities, the availability and timely distribution of, and willingness to accept, effective treatments and vaccines, vaccine hesitancy, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors in Part I our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Additionally, during the three months ended September 30, 2021, significant supply chain disruptions extended construction cycles across our markets. While we have carefully managed our supply chain to limit impacts to our business and customers, we believe these global shortages are directly related to COVID-19 and will continue to impact our operations as long as the pandemic persists. Although we expect COVID-19 to continue to influence our future results, we believe that the desire for single-family homes outside of densely populated urban areas combined with historically low mortgage rates and low availability of existing homes is driving an increase in demand for new homes.
Key Results
Key financial results as of and for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, were as follows:
•Home sales revenues increased 40.7% to $751.6 million from $534.2 million.
•Homes closed increased 19.5% to 2,499 homes from 2,091 homes.
•Average sales price per home closed increased 17.7% to $300,764 from $255,477.
•Gross margin as a percentage of home sales revenues increased to 26.9% from 25.3%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 28.2% from 27.3%.
•Net income before income taxes increased 63.2% to $127.0 million from $77.8 million.
•Net income increased 13.0% to $100.6 million from $89.0 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 18.1% from 16.3%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 19.7% from 16.5%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
Key financial results as of and for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, were as follows:
•Home sales revenues increased 52.9% to $2.2 billion from $1.5 billion.
•Homes closed increased 33.5% to 7,916 homes from 5,931 homes.
•Average sales price per home closed increased 14.6% to $284,117 from $247,940.
•Gross margin as a percentage of home sales revenues increased to 27.0% from 24.5%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 28.4% from 26.5%.
•Net income before income taxes increased 98.4% to $399.4 million from $201.3 million.
•Net income increased 69.8% to $318.3 million from $187.5 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 19.1% from 15.5%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 19.6% from 15.6%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 87,512 lots at September 30, 2021 as compared to 75,910 lots at June 30, 2021 and 61,504 lots at December 31, 2020.

Results of Operations
The following table sets forth our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$751,608	$534,202	$2,249,073	$1,470,531
Expenses:
Cost of sales	549,319	398,971	1,642,756	1,110,763
Selling expenses	39,871	35,470	127,450	98,193
General and administrative	24,480	22,320	72,479	62,422
Operating income	137,938	77,441	406,388	199,153
Loss on extinguishment of debt	13,314	—	13,976	—
Other income, net	(2,370)	(374)	(6,979)	(2,148)
Net income before income taxes	126,994	77,815	399,391	201,301
Income tax provision	26,444	(11,189)	81,049	13,834
Net income	$100,550	$89,004	$318,342	$187,467
Basic earnings per share	$4.10	$3.55	$12.85	$7.45
Diluted earnings per share	$4.05	$3.52	$12.72	$7.40
Other Financial and Operating Data:
Average community count	102.7	109.3	104.7	111.3
Community count at end of period	103	110	103	110
Home closings	2,499	2,091	7,916	5,931
Average sales price per home closed	$300,764	$255,477	$284,117	$247,940
Gross margin (1)	$202,289	$135,231	$606,317	$359,768
Gross margin % (2)	26.9%	25.3%	27.0%	24.5%
Adjusted gross margin (3)	$211,844	$145,791	$639,245	$389,817
Adjusted gross margin % (2)(3)	28.2%	27.3%	28.4%	26.5%
EBITDA (4)	$135,892	$87,171	$429,941	$228,588
EBITDA margin % (2)(4)	18.1%	16.3%	19.1%	15.5%
Adjusted EBITDA (4)	$147,788	$88,193	$440,148	$229,711
Adjusted EBITDA margin % (2)(4)	19.7%	16.5%	19.6%	15.6%
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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the three months ended September 30, 2021 and 2020 were as follows (revenues in thousands):

	Three Months Ended September 30, 2021					As of September 30, 2021
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$287,878	1,072	$268,543	34.7	10.3	33
Southeast	146,166	551	265,274	24.0	7.7	26
Northwest	148,515	325	456,969	12.3	8.8	12
West	90,592	248	365,290	12.7	6.5	13
Florida	78,457	303	258,934	19.0	5.3	19
Total	$751,608	2,499	$300,764	102.7	8.1	103

	Three Months Ended September 30, 2020					As of September 30, 2020
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$186,909	812	$230,183	33.3	8.1	35
Southeast	130,131	550	236,602	33.7	5.4	31
Northwest	91,138	229	397,983	11.7	6.5	13
West	62,935	220	286,068	12.7	5.8	12
Florida	63,089	280	225,318	18.0	5.2	19
Total	$534,202	2,091	$255,477	109.3	6.4	110
Home sales revenues for the three months ended September 30, 2021 were $751.6 million, an increase of $217.4 million, or 40.7%, from $534.2 million for the three months ended September 30, 2020. The increase in home sales revenues is primarily due to a 19.5% increase in homes closed and an increase in the average sales price per home closed during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The average sales price per home closed during the three months ended September 30, 2021 was $300,764, an increase of $45,287, or 17.7%, from the average sales price per home closed of $255,477 for the three months ended September 30, 2020. This increase in the average sales price per home closed is primarily due to increased closings at higher price points in certain markets and a favorable pricing environment, partially offset by additional wholesale home closings. The overall increase in home closings was largely due to a strong demand environment leading to higher average monthly absorption rates within certain markets in all reportable segments during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Our community count at September 30, 2021 decreased to 103 from 110 at September 30, 2020. The decrease in community count is due to close out of or transition between certain active communities for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Home sales revenues in our Central reportable segment increased by $101.0 million, or 54.0%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to an 32.0% increase in the number of homes closed, increased average community count at a higher absorption rate and an increase in the average sales price per home closed. Home sales revenues in our Southeast reportable segment increased by $16.0 million, or 12.3%, primarily due to higher average sales price per home closed, as well as continued expansion into certain Mid-Atlantic geographic markets, partially offset by the close out of active communities. Home sales revenues in our Northwest reportable segment increased by $57.4 million, or 63.0%, primarily due to increased demand and an increase in the number of homes closed, increased average community count at a higher absorption rate and an increase in the average sales price per home closed for the three months ended September 30, 2021. Home sales revenues in our West reportable segment increased by $27.7 million, or 43.9%, during the three months ended September 30, 2021 as compared to the three months ended September 30,

2020, primarily due to a 27.7% increase in average sales price per home closed, and the close out of or transition between, and to a lesser extent available inventory in, certain active communities for the three months ended September 30, 2021. Home sales revenues in our Florida reportable segment increased by $15.4 million, or 24.4%, largely due to an increase in the number of homes closed resulting from an increase in the average sales price per home closed, increased average community count and a higher absorption rate for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended September 30, 2021 to $549.3 million, an increase of $150.3 million, or 37.7%, from $399.0 million for the three months ended September 30, 2020, primarily due to the increase in homes closed and increased construction costs. Gross margin for the three months ended September 30, 2021 was $202.3 million, an increase of $67.1 million, or 49.6%, from $135.2 million for the three months ended September 30, 2020. Gross margin as a percentage of home sales revenues was 26.9% for the three months ended September 30, 2021 and 25.3% for the three months ended September 30, 2020. This increase in gross margin as a percentage of home sales revenues was primarily due to raising prices higher than increases in input costs for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Selling Expenses. Selling expenses for the three months ended September 30, 2021 were $39.9 million, an increase of $4.4 million, or 12.4%, from $35.5 million for the three months ended September 30, 2020. Sales commissions increased to $28.0 million for the three months ended September 30, 2021 from $20.7 million for the three months ended September 30, 2020, primarily due to a 40.7% increase in home sales revenues during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Selling expenses as a percentage of home sales revenues were 5.3% and 6.6% for the three months ended September 30, 2021 and 2020, respectively. The decrease in selling expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
General and Administrative. General and administrative expenses for the three months ended September 30, 2021 were $24.5 million, an increase of $2.2 million, or 9.7%, from $22.3 million for the three months ended September 30, 2020. The increase in the amount of general and administrative expenses is primarily due to timing of personnel and related costs during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. General and administrative expenses as a percentage of home sales revenues were 3.3% and 4.2% for the three months ended September 30, 2021 and 2020, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the three months ended September 30, 2021 was $13.3 million, due to the redemption premium associated with our 6.875% Senior Notes due 2026 (the “2026 Senior Notes”), as well as debt issuance costs and discount previously capitalized that were associated with our 2026 Senior Notes. There was no loss on extinguishment of debt for the three months ended September 30, 2020.
Other Income. Other income, net of other expenses was $2.4 million for the three months ended September 30, 2021, an increase of $2.0 million from $0.4 million for the three months ended September 30, 2020. The increase in other income primarily reflects the gain realized from the sale of lots not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended September 30, 2021 was $137.9 million, an increase of $60.5 million, or 78.1%, from $77.4 million for the three months ended September 30, 2020. Net income before income taxes for the three months ended September 30, 2021 was $127.0 million, an increase of $49.2 million, or 63.2%, from $77.8 million for the three months ended September 30, 2020. All reportable segments contributed to net income before income taxes during the three months ended September 30, 2021 as follows: Central - $55.8 million or 43.9%; Southeast - $27.1 million or 21.4%; Northwest - $34.1 million or 26.9%; West - $13.3 million or 10.5%; and Florida - $11.9 million or 9.4%. The increases in operating income and net income before income taxes are primarily attributed to higher gross margins, operating leverage realized from the increase in home sales revenues and higher average sales price per home closed during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Income Taxes. Income tax provision for the three months ended September 30, 2021 was $26.4 million, an increase of $37.6 million, or 336.3%, from income tax benefit of $11.2 million for the three months ended September 30, 2020. The increase in the amount of income tax provision is primarily due to the retroactive federal energy efficient homes tax credits recognized during the three months ended September 30, 2020 and the 63.2% increase in net income before taxes, partially offset by tax benefits relating to the federal energy efficient homes tax credits we recognized during the three months ended September 30, 2021.
Net Income. Net income for the three months ended September 30, 2021 was $100.6 million, an increase of $11.5 million, or 13.0%, from $89.0 million for the three months ended September 30, 2020. The increase in net income is primarily attributed to higher gross margins, operating leverage realized from the increase in home sales revenues and higher average sales price per home closed recognized during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the nine months ended September 30, 2021 and 2020 were as follows (revenues in thousands):

	Nine Months Ended September 30, 2021
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$924,591	3,547	$260,668	36.7	10.7
Southeast	442,431	1,731	255,593	25.8	7.5
Northwest	372,903	876	425,688	11.1	8.8
West	252,553	729	346,438	11.3	7.1
Florida	256,595	1,033	248,398	19.8	5.8
Total	$2,249,073	7,916	$284,117	104.7	8.4

	Nine Months Ended September 30, 2020
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$520,608	2,300	$226,351	33.8	7.6
Southeast	347,155	1,512	229,600	34.0	4.9
Northwest	249,455	655	380,847	11.8	6.2
West	182,012	692	263,023	14.2	5.4
Florida	171,301	772	221,892	17.6	4.9
Total	$1,470,531	5,931	$247,940	111.3	5.9

Home sales revenues for the nine months ended September 30, 2021 were $2.2 billion, an increase of $778.5 million, or 52.9%, from $1.5 billion for the nine months ended September 30, 2020. The increase in home sales revenues is primarily due to a 33.5% increase in homes closed and an increase in the average sales price per home closed during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The average sales price per home closed during the nine months ended September 30, 2021 was $284,117, an increase of $36,177, or 14.6%, from the average sales price per home closed of $247,940 for the nine months ended September 30, 2020. This increase in the average sales price per home closed was primarily due to higher price points in certain markets, partially offset by additional wholesale home closings. The overall increase in home closings was primarily driven by strong demand in all reportable segments during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The overall decrease in average community count relates to timing associated with the opening, close out or transition between certain active communities during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Home sales revenues in our Central reportable segment increased by $404.0 million, or 77.6%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a 54.2% increase in the number of homes closed at a higher average sales price per home closed and increased average community count at a higher absorption rate in this reportable segment. Home sales revenues in our Southeast reportable segment increased by $95.3 million, or 27.4%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to higher average sales price per home closed and improved absorption rate associated with increased closings in certain markets in North Carolina and South Carolina, partially offset by lower community count during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Home sales revenues in our Northwest reportable segment increased by $123.4 million, or 49.5%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a 33.7% increase in the number of homes closed in this reportable segment, as a result of increased demand during the nine months ended September 30, 2021. Home sales revenues in our West reportable segment increased by $70.5 million, or 38.8%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to higher average sales price per home closed and improved absorption rate associated with increased demand in certain markets in this reportable segment, partially offset by lower average community count. Home sales revenues in our Florida reportable segment increased by $85.3 million, or 49.8%, largely due to an increase of 11.9% in the average sales price per home closed as a result of strong demand and complemented by increased average community count at an improved absorption rate during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the nine months ended September 30, 2021 to $1.6 billion, an increase of $532.0 million, or 47.9%, from $1.1 billion for the nine months ended September 30, 2020. This overall increase is primarily due to a 33.5% increase in homes closed, higher construction costs and product mix. As a percentage of home sales revenues, cost of sales decreased as a result of the increase in home sales revenues, lower capitalized interest and lower overhead, partially offset by higher lot costs during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Gross margin for the nine months ended September 30, 2021 was $606.3 million, an increase of $246.5 million, or 68.5%, from $359.8 million for the nine months ended September 30, 2020. Gross margin as a percentage of home sales revenues was 27.0% for the nine months ended September 30, 2021 and 24.5% for the nine months ended September 30, 2020. This increase in gross margin as a percentage of home sales revenues was primarily due to raising prices higher than increases in input costs for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Selling Expenses. Selling expenses for the nine months ended September 30, 2021 were $127.5 million, an increase of $29.3 million, or 29.8%, from $98.2 million for the nine months ended September 30, 2020. Sales commissions increased to $84.7 million for the nine months ended September 30, 2021 from $55.2 million for the nine months ended September 30, 2020, partially due to a 52.9% increase in home sales revenues during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Selling expenses as a percentage of home sales revenues were 5.7% and 6.7% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in selling expenses as a percentage of home sales revenues was driven primarily by operating leverage obtained from the increase in home sales revenues and to a lesser extent lower advertising expenses during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2021 were $72.5 million, an increase of $10.1 million, or 16.1%, from $62.4 million for the nine months ended September 30, 2020. The increase in the amount of general and administrative expenses is primarily due to timing of compensation during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. General and administrative expenses as a percentage of home sales revenues were 3.2% and 4.2% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Loss on Extinguishment of Debt. Loss on extinguishment of debt for the nine months ended September 30, 2021 was $14.0 million, primarily due to the redemption premium associated with our 2026 Senior Notes, as well as debt issuance costs and discount previously capitalized that were associated with our 2026 Senior Notes and debt issuance costs previously capitalized that were associated with our 2020 Credit Agreement. There was no loss on extinguishment of debt for the nine months ended September 30, 2020.
Other Income. Other income, net of other expenses was $7.0 million for the nine months ended September 30, 2021, an increase of $4.8 million from $2.1 million for the nine months ended September 30, 2020. The increase in other income primarily reflects the gain realized from the sale of lots and land not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the nine months ended September 30, 2021 was $406.4 million, an increase of $207.2 million, or 104.1%, from $199.2 million for the nine months ended September 30, 2020. Net income before income taxes for the nine months ended September 30, 2021 was $399.4 million, an increase of $198.1 million, or 98.4%, from $201.3 million for the nine months ended September 30, 2020. All reportable segments contributed to net income before income taxes during the nine months ended September 30, 2021 as follows: Central - $180.5 million or 45.2%; Southeast - $77.6 million or 19.4%; Northwest - $83.8 million or 21.0%; West - $38.6 million or 9.7%; and Florida - $37.5 million or 9.4%. The increases in operating income and net income before income taxes are primarily attributed to operating leverage realized from the increase in home sales revenues and higher average sales price per home closed during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Income Taxes. Income tax provision for the nine months ended September 30, 2021 was $81.0 million, an increase of $67.2 million, or 485.9%, from income tax provision of $13.8 million for the nine months ended September 30, 2020. The increase in the amount of income tax provision is primarily due to the retroactive tax benefits relating to the federal energy efficient homes tax credits we recognized during the nine months ended September 30, 2020 and the 98.4% increase in net income before taxes, which resulted in an increase in our effective tax rate for the nine months ended September 30, 2021 to 20.3% from 6.9% for the nine months ended September 30, 2020.

Net Income. Net income for the nine months ended September 30, 2021 was $318.3 million, an increase of $130.9 million, or 69.8%, from $187.5 million for the nine months ended September 30, 2020. The increase in net income is primarily attributed to operating leverage realized from the increase in home sales revenues and higher average sales price per home closed, partially offset by tax benefits relating to the federal energy efficient homes tax credits we recognized during the nine months ended September 30, 2020.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Home sales revenues	$751,608	$534,202	$2,249,073	$1,470,531
Cost of sales	549,319	398,971	1,642,756	1,110,763
Gross margin	202,289	135,231	606,317	359,768
Capitalized interest charged to cost of sales	8,603	9,164	29,718	26,778
Purchase accounting adjustments (1)	952	1,396	3,210	3,271
Adjusted gross margin	$211,844	$145,791	$639,245	$389,817
Gross margin % (2)	26.9%	25.3%	27.0%	24.5%
Adjusted gross margin % (2)	28.2%	27.3%	28.4%	26.5%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$100,550	$89,004	$318,342	$187,467
Income tax provision (benefit)	26,444	(11,189)	81,049	13,834
Depreciation and amortization	295	192	832	509
Capitalized interest charged to cost of sales	8,603	9,164	29,718	26,778
EBITDA	135,892	87,171	429,941	228,588
Purchase accounting adjustments(1)	952	1,396	3,210	3,271
Loss on extinguishment of debt	13,314	—	13,976	—
Other income, net	(2,370)	(374)	(6,979)	(2,148)
Adjusted EBITDA	$147,788	$88,193	$440,148	$229,711
EBITDA margin %(2)	18.1%	16.3%	19.1%	15.5%
Adjusted EBITDA margin %(2)	19.7%	16.5%	19.6%	15.6%
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
The following table reconciles adjusted net income and adjusted earnings per share to net income and earnings per share, respectively, which are the GAAP measures that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator (in thousands):
Net income (Numerator for basic and diluted earnings per share)	$100,550	$89,004	$318,342	$187,467
Retroactive federal energy efficient homes tax credits	—	27,141	—	26,595
Adjusted net income (Numerator for adjusted basic and diluted earnings per share)	$100,550	$61,863	$318,342	$160,872
Denominator:
Basic weighted average shares outstanding	24,508,134	25,089,424	24,766,260	25,162,162
Effect of dilutive securities:
Stock-based compensation units	316,186	167,629	263,901	166,393
Diluted weighted average shares outstanding	24,824,320	25,257,053	25,030,161	25,328,555

Basic earnings per share	$4.10	$3.55	$12.85	$7.45
Diluted earnings per share	$4.05	$3.52	$12.72	$7.40

Adjusted basic earnings per share	$4.10	$2.47	$12.85	$6.39
Adjusted diluted earnings per share	$4.05	$2.45	$12.72	$6.35

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
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Nine Months Ended September 30,
	2021 (4)	2020 (5)
Net orders (1)	8,044	8,278
Cancellation rate (2)	18.8%	20.6%
Ending backlog – homes (3)	3,090	3,580
Ending backlog – value (3)	$959,786	$932,664
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
(4)As of September 30, 2021, we had 563 units related to bulk sales agreements associated with our wholesale business.
(5)As of September 30, 2020, we had 821 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 103 and 116 active communities as of September 30, 2021 and December 31, 2020, respectively. The overall decrease in community count is seen as transitory, primarily due to the close out of active communities and to a lesser extent available finished lots in certain active markets. Generally, it takes us two to three years to turn raw or undeveloped land into an active community.
Our lot inventory increased to 87,512 owned or controlled lots as of September 30, 2021 from 61,504 owned or controlled lots as of December 31, 2020 due to an overall increased lot count within all reportable segments.
The table below shows (i) home closings by reportable segment for the nine months ended September 30, 2021 and (ii) our owned or controlled lots by reportable segment as of September 30, 2021.

	Nine Months Ended September 30, 2021	As of September 30, 2021
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	3,547	19,034	17,506	36,540
Southeast	1,731	12,291	9,037	21,328
Northwest	876	4,055	5,626	9,681
West	729	5,634	5,958	11,592
Florida	1,033	3,160	5,211	8,371
Total	7,916	44,174	43,338	87,512
(1)Of the 44,174 owned lots as of September 30, 2021, 32,250 were raw/under development lots and 11,924 were finished lots.

Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of September 30, 2021, we had a total of 568 completed homes, including information centers, and 4,014 homes in progress.
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. In addition, the majority of our raw materials is supplied to us by our subcontractors, and is included in the price of our contract with such subcontractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Substantially all of our construction work is done by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities and lumber. We could see additional cost pressures associated with lumber in future quarters. Generally, we have been able to increase the sales prices of our homes to absorb these increased costs.
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
Liquidity and Capital Resources
Overview
As of September 30, 2021, we had $46.7 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
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
The Credit Agreement matures on April 28, 2025. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets of at least $0.5 million. The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of September 30, 2021, the borrowing base under the Credit Agreement was $1.1 billion, of which borrowings, including the 2029 Senior Notes, of $679.0 million were outstanding, $8.3 million of letters of credit were outstanding and $459.6 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings at LIBOR plus 1.45%. The Credit Agreement applicable margin for LIBOR loans ranges from 1.45% to 2.10% based on our leverage ratio. At September 30, 2021, LIBOR was 0.08%; however, the Credit Agreement has a 0.50% LIBOR floor.
The Credit Agreement requires us to maintain (i) a tangible net worth of not less than $850.0 million plus 75% of the net proceeds of all equity issuances after December 31, 2020 plus 50.0% of the amount of our positive net income in each fiscal quarter ending after March 31, 2021, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 1.75 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2021, we were in compliance with all of the covenants contained in the Credit Agreement.
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
On July 6, 2018, we issued $300.0 million aggregate principal amount of the 2026 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S. On July 15, 2021, we redeemed all of the outstanding 2026 Senior Notes, which resulted in the principal payment of $300.0 million and a redemption premium of $10.3 million. Additionally, we expensed $3.0 million of deferred financing costs and discounts that were being previously amortized in association with the 2026 Senior Notes. We financed the redemption of the 2026 Senior Notes with a portion of the net proceeds from the offering of the 2029 Senior Notes, together with cash on hand.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $199.7 million as of September 30, 2021. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of September 30, 2021 will be drawn upon.
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. In October 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million. During the three months ended September 30, 2021, we repurchased 358,817 shares of our common stock for $56.1 million to be held as treasury stock. During the nine months ended September 30, 2021, we repurchased 910,038 shares of our common stock for $137.7 million to be held as treasury stock. A total of 1,668,031 shares of our common stock has been repurchased since our stock repurchase program commenced. As of September 30, 2021, we may purchase up to $162.7 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash provided by operating activities was $101.1 million for the nine months ended September 30, 2021. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the nine months ended September 30, 2021 was primarily driven by net income of $318.3 million, and included cash outflow from the $286.6 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and increases of $66.8 million and $20.6 million in the net change in accounts receivable and accounts payable, respectively.
Net cash provided by operating activities was $113.0 million for the nine months ended September 30, 2020. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the nine months ended September 30, 2020 was primarily driven by net income of $187.5 million, and included cash outflow from the $48.8 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity in addition to changes in non-inventory balances of $25.7 million.
Investing Activities
Net cash used in investing activities was $69.8 million for the nine months ended September 30, 2021, primarily due to the payment for business acquisitions, additional investment in unconsolidated entities and purchase of property and equipment.
Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2020, primarily due to the additional investment in an unconsolidated entity and purchase of property and equipment.
Financing Activities
Net cash used in financing activities was $20.5 million for the nine months ended September 30, 2021, primarily driven by $944.0 million of payments on the 2026 Senior Notes, the 2020 Credit Agreement and the Credit Agreement and by the $137.7 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock, offset by $1.1 billion related to the proceeds received for the 2029 Senior Notes, and borrowings under the 2020 Credit Agreement and the Credit Agreement.
Net cash used in financing activities was $102.7 million for the nine months ended September 30, 2020, primarily driven by $275.0 million of payments on the 2020 Credit Agreement and by the $31.3 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock, offset by borrowings of $203.1 million under the 2020 Credit Agreement.
Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of September 30, 2021, we had $46.3 million of cash deposits pertaining to land purchase contracts for 43,338 lots with an aggregate purchase price of $1.0 billion. Approximately $25.1 million of the cash deposits as of September 30, 2021 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. During the nine months ended September 30, 2021, we have experienced a significant increase in land, labor, materials and construction costs, which we currently expect to continue for the fourth quarter of 2021 and into 2022. Generally, we have been able to increase the sales prices of our homes to absorb such increased costs.
Contractual Obligations
As of September 30, 2021, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
As of September 30, 2021, we had $379.0 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of September 30, 2021 was LIBOR plus 1.45%. At September 30, 2021, LIBOR was 0.08%, subject to the 0.50% LIBOR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the LIBOR floor on our variable rate indebtedness would increase our annual interest cost by approximately $3.8 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchase of shares of our common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
July 1-31, 2021	—	$—	—	$218,809
August 1-31, 2021	194,948	$156.89	194,948	$188,223
September 1-30, 2021	163,869	$155.59	163,869	$162,726
	358,817	$156.30	358,817
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

LGI Homes, Inc.

Date:	November 2, 2021	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	November 2, 2021	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer