Form 10-K
period 2021-12-31
LGI Homes, Inc.
filed 2022-02-15
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.5 billion based on the closing price of such stock on such date as reported on the NASDAQ Stock Market. As of February 11, 2022, there were 23,917,359 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III.

PART I
ITEM 1.    BUSINESS
General
We are engaged in the design, construction, and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia and Pennsylvania. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 50,000 homes. During the year ended December 31, 2021, we had 10,442 home closings, compared to 9,339 home closings in 2020.
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
Business Opportunities
Since our initial public offering in November 2013, we have grown substantially by expanding our operations from nine markets in four states to 35 markets in 19 states. We believe there is an opportunity to continue to grow in our existing markets. Given our knowledge of and proven success in these markets, as well as the favorable demographic and economic trends forecasted for these markets, we expect to continue to grow in our current markets.
We intend to continue to expand into new markets where we identify opportunities to build homes and develop communities that meet our profit and return objectives. One of the keys to our successful geographic expansion is our operating model which enables us to enter new markets efficiently and effectively. During 2022, we expect to continue operating in our existing markets and expect to continue land development in Utah.
In addition to our geographic expansion, we have significantly diversified our operations, offering multiple entry-level product lines, including attached and detached homes as well as active adult offerings, which are sold under our LGI Homes brand, and our luxury series homes, which are sold under our Terrata Homes brand, as well as our wholesale business that builds and sells homes to companies looking to acquire single-family rental properties, primarily through bulk sales agreements. In addition, our recently announced joint venture, LGI Mortgage Solutions, will have the opportunity to facilitate financing for the majority of our customers. At December 31, 2021, we had 93 active communities with our LGI Homes brand and eight with our Terrata Homes brand. To further assess diversification within our operations during 2021, we also began offering a limited number of single-family rental homes in select communities with the intent to ultimately sell these homes through a bulk purchase.
Our Terrata Homes brand allows us to leverage our systems and process approach, including our customer centric sales system, to deliver move-in ready homes with standardized features. During 2021, we closed 183 Terrata Homes, which had an average sales price per home closed of $482,410, compared to 150 Terrata Homes, which had an average sales price per home closed of $424,132, in 2020.
Our attached townhome product in certain markets enables us to keep our entry-level price point within reach of more new homebuyers. We believe that our attached townhome product helps to counter rising land and home costs, and supports our expansion into more densely populated markets.
Our active adult communities offer both open and age-restricted lifestyles in amenity-rich communities with affordable homes. The communities leverage existing floor plans with minor modifications that present a compelling value-proposition, convenience and comfort for the product line’s target demographic.
Additionally, we believe the creation of LGI Mortgage Solutions, a joint venture with one of our long-time, third-party preferred lenders, will facilitate a more streamlined, customer-focused mortgage financing experience for our homebuyers.
Our wholesale business provides opportunities for us to leverage our systems and processes to meet the needs of companies looking to acquire multiple homes for rental purposes, primarily through bulk sales agreements. During 2021 and 2020, we had 1,515 and 850 wholesale home closings, respectively, which represented 14.5% and 9.1% of our total home closings in 2021 and 2020, respectively.

We expect to continue to pursue a flexible land acquisition strategy of purchasing or optioning finished lots at attractive prices, or purchasing raw land for residential development. We are experienced in converting raw land into residential communities, given our successful history as a land developer. We endeavor to maintain a pipeline of desirable land positions for replacement communities and new communities. We generally target land acquisitions that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. These target areas that are further away from urban centers generally result in a better value for the homeowner through either lower price points or larger lot sizes. We consider development opportunities that meet our profit and return objectives, including opportunities that may involve the sale of home sites as a part of the product mix. Projects of interest are typically evaluated at the division level using an extensive due diligence checklist that includes assessing the permitting and regulatory requirements, environmental considerations, local market conditions and anticipated floor plans, pricing and financial returns. We also determine the number of potential residents in the market and rental households that are within driving distance of the proposed project. We will continue to focus primarily on entry-level home buyers. We expect our wholesale business to represent approximately 10.0% of our annual home closings during 2022. Additionally, we expect that home closings in our Terrata Homes branded communities will be approximately 5.0% of our annual home closings during 2022.
Sales and Marketing
Our well-defined sales and marketing approach is primarily focused on converting renters of apartments and single-family homes into homeowners. We use extensive digital and print advertising to attract potential homebuyers. We employ various marketing methods such as interactive online media, social media, direct mail and directional signage and billboards. These methods have proven highly successful in reaching our target market, placing potential homebuyers in front of our trained sales professionals and communicating our core messages of value and dream fulfillment.
While a proportion of our business comes from realtors, our marketing efforts are principally designed to connect directly with potential customers who are currently renting their residence and to encourage them to schedule an in-person appointment at one of our information centers. Our information centers are typically open 12 hours per day, 359 days per year, and generally staffed by two to five sales professionals who are supported by a dedicated, independent loan officer.
Our commission-based sales professionals are trained to learn about the current housing situation of the customer, educate them on the value proposition of owning an LGI home and provide them with a comprehensive understanding of the steps required to achieve homeownership. We also educate customers on our history, vision and values. Our sales professionals determine credit and income qualifications, provide information regarding floor plans and pricing and conduct tours of our homes based on the customer’s needs and budget. We provide each customer with a comprehensive introduction to the community and the surrounding area, furnishing them with detailed information regarding utilities, schools, homeowners association dues and restrictions, local entertainment and nearby dining and shopping options. As a result of our transparent approach, customers receive all the information needed to make a buying decision, which we believe sets clear expectations and eliminates confusion during the home buying process. Currently, we do not sell a home until construction has begun on the home.

Homebuilding Operations
Our homebuilding operations are organized and managed by seven operating segments: West, Northwest, Central, Midwest, Florida, Southeast and Mid-Atlantic. The Midwest division is included in our Central reportable segment and the Mid-Atlantic division is included in our Southeast reportable segment.
We operate in the following markets within these seven operating segments:

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
Birmingham, AL
Nashville, TN
During 2021, we expanded our geographic presence in the Mid-Atlantic with the addition of Baltimore, Maryland and Norfolk, Virginia. These operating segments reflect the way we evaluate our business performance and manage our operations. Additional information on our operating segments and product information is contained in Note 15 “Segment Information” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our even-flow, continuous construction methodology enables us to build and maintain an inventory of move-in ready homes that are available for immediate sale. Driven by commitment to our customers and the desire to make dreams of homeownership come true, we offer a set number of floor plans in each community with standardized finishes.  In 2019, we introduced the CompleteHomeTM and CompleteHome PlusTM packages to continue our legacy of offering buyers beautiful move-in ready homes, a streamlined buying experience, and superior quality with even more standard features than offered before.
Each of these packages offers move-in ready homes with preselected, upgraded standard features, including stainless steel Whirlpool® appliances, cabinets with crown molding, granite or quartz countertops, undermount sinks, Moen® faucets and Kwikset® door hardware, as well as convenient outlets with USB charging capability and a Wi-Fi-enabled garage door opener. Additionally, both packages include programmable thermostats, double-pane Low-E vinyl windows, LED flush mount ENERGY STAR lights and a variety of other energy-saving features. Our CompleteHome Plus package includes everything in the CompleteHome package plus 42” upper cabinets, nine-foot ceilings, designer paint selections, enhanced landscaping selections and window blinds throughout the home. Our homes are designed to meet the preferences of our target market of potential homebuyers and enable cost efficient and effective construction processes. We maintained an average home completion time of approximately 90 to 130 days during 2021, with homes closed during 2021 ranging between 1,000 to 4,100 square feet and overall sales prices ranging between the $150,000’s to the $1,100,000’s.
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
We endeavor to obtain favorable pricing from subcontractors through long-term relationships and consistent workflow. As we have expanded into new markets outside of Texas, many employees that we have hired in those markets have brought with them long-term relationships with subcontracting firms. We have also expanded upon existing relationships with subcontracting firms located in Texas. A number of our trade partners have subcontracted on our projects since we commenced homebuilding operations in 2003. We purchase some components and materials centrally to leverage our purchasing power to achieve volume discounts, a practice that often reduces costs and ensures timely deliveries. We typically do not store significant inventories of construction materials, except for work in progress materials for homes under construction. Consistency of our trade partners is an integral part of our homebuilding operations that also leads to reduced warranty costs. We believe in building long lasting relationships with our trade partners in order to provide consistent, quality and timely deliveries across our markets. We also work closely with our construction managers and subcontractors and train them using a comprehensive construction manual that outlines the most efficient way to build an LGI home.
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
Land Acquisition Policies and Development
We continue to be an active and opportunistic acquirer of land for residential development in our markets. We source land from a wide range of landowners, brokers, lenders, builders and other land development companies. We generally acquire raw land and finished lots in affordable locations that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. We conduct thorough due diligence on each of our potential land acquisitions, and we typically look at numerous opportunities before finding one that meets our requirements. We also maintain a pipeline of desirable land positions for replacement communities and new communities. Our lot inventory increased to 91,845 owned or controlled lots as of December 31, 2021 from 61,504 owned or controlled lots as of December 31, 2020 due to overall increased lot count within all reportable segments. We decreased our active communities to 101 as of December 31, 2021 from 116 as of December 31, 2020. During 2021, we experienced a decrease in our overall active community count driven by the accelerated pace of absorptions, the time lag between the closing out of certain communities and the readiness of replacement communities and limited availability of finished lots in certain markets in 2021 as compared to 2020. We expect this trend to continue in the beginning of 2022 until additional new communities are ready to become active communities (i.e., home construction has begun in the community and a home has closed in the community).
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

The table below shows (i) home closings by reportable segment for the year ended December 31, 2021 and (ii) our owned or controlled lots by reportable segment as of December 31, 2021.

	Year Ended December 31, 2021	As of December 31, 2021
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	4,665	23,034	14,761	37,795
Southeast	2,279	15,386	5,616	21,002
Northwest	1,166	5,301	3,291	8,592
West	995	6,907	8,325	15,232
Florida	1,337	4,239	4,985	9,224
Total	10,442	54,867	36,978	91,845
(1)Of the 54,867 owned lots as of December 31, 2021, 42,743 were raw/under development lots and 12,124 were finished lots.
Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of December 31, 2021, we had a total of 683 completed homes, including information centers, and 3,026 homes in progress.
The following is a summary of our homes in inventory by reportable segment as of December 31, 2021 (dollar values in thousands):

Reportable Segment	Homes in Inventory (1)	Inventory Value (1)
Central	1,534	$224,428
Southeast	605	77,513
Northwest	333	81,997
West	504	92,157
Florida	617	81,383
Total	3,593	$557,478
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
Additionally, during the year ended December 31, 2021 and the beginning of 2022, significant supply chain disruptions extended construction cycles across our markets. We have focused on our supply chain and have endeavored to manage it to limit impacts to our business and customers. We believe these global shortages are directly related to the novel strain of coronavirus (including new variants thereof, “COVID-19”) and will continue to impact our operations as long as the pandemic persists. Although we expect COVID-19 to continue to influence our future results, we believe that the desire for single-family homes outside of densely populated urban areas combined with historically low mortgage rates and low availability of existing homes is driving an increase in demand for new homes.
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
We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment, health and safety. Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change and requiring agencies to review environmental actions taken by the Trump administration, as well as a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. These executive orders may result in the development of additional regulations or changes to existing regulations. The particular environmental laws which apply to any given homebuilding site vary according to multiple factors, including the site’s location, whether the site contains wetlands or other features that may create burdensome permitting requirements, its environmental conditions, the present and former uses of the site, the presence or absence of endangered plants or species or sensitive habitats, and environmental conditions at adjoining or nearby properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. In addition, in those cases where an endangered or threatened species is involved, environmental rules and regulations can result in the restriction or elimination of development in identified environmentally sensitive areas. From time to time, the United States Environmental Protection Agency (the “EPA”) and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental laws and may levy fines and penalties, among other sanctions, for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in delays. Further, we expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.
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

Human Capital Resources
LGI Homes is committed to being a people-focused organization and actively promotes a workplace of dignity and respect for all. We strive to uphold all applicable laws and regulations in the markets where we conduct business and pursue business relationships with external partners who share our commitment to lawful, ethical business conduct. We believe our commitments to diversity and inclusion, training, safety and sustainability form the foundation of our people-focused culture.
As of December 31, 2021, we employed 952 people, of whom 87 were located at our corporate headquarters. Of our employees located outside our corporate headquarters, 528 were on-site sales and support personnel, and 337 were involved with acquisition and development, purchasing, and construction. We have built a diverse and inclusive team of professionals with a wide range of industry experience across our markets. We are dedicated to supporting our employees when times are challenging. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. We offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry.
We utilize subcontractors and tradespeople to perform the construction of our homes. We believe we have good relations with our subcontractors and tradespeople.
Diversity, equity and inclusion. We are committed to equal employment and advancement opportunities for all individuals regardless of race, color, religion, gender, gender identity or expression, sex, sexual orientation, national origin, age, disability, genetic information, marital status or status as a covered veteran in accordance with applicable federal, state and local laws. As of December 31, 2021, our workforce at our corporate headquarters was comprised of 65% women and 28% identified as racially or ethnically diverse. As of December 31, 2021, our on-site sales, sales support and construction workforce located outside of our corporate headquarters was comprised of 25% women and 32% identified as racially or ethnically diverse.
We are committed to maintaining a workplace that is respectful to all individuals and we maintain a zero-tolerance policy on discrimination and harassment of any kind. Any conduct that creates an offensive or intimidating environment runs counter to our culture and core values and is strictly prohibited. This policy is expressly described in our Code of Business Conduct and Ethics and our Employee Handbook and includes, but is not limited to, any protected status or characteristic, including race, color, ethnicity or national origin, age, sex, religion, disability, marital status, status as a veteran, genetic information, or any other status or characteristic protected by any federal, state, or local law. Our employees are expected to treat their coworkers, our business partners’ employees and our customers with dignity and respect.
Commitment to recruitment, training and advancement. We focus on identifying and attracting the best talent and providing those individuals with world-class training and continuous development. We directly invest in our sales professionals by conducting an intensive 100-day introductory training program consisting of 30 days of initial in-depth, in-house education about our time-proven selling strategies, which includes a one-week training program at our headquarters, and secondary training at the local division. Our continued commitment to our sales personnel is reflected in the ongoing weekly training sessions held in each of our information centers and quarterly regional training events. Typically, all employees including construction managers, purchasing managers and vice presidents come to our corporate headquarters for a week of training in their first 100 days. We also work closely with our subcontractors and tradespeople, training them on the most efficient way to build an LGI home. A number of our subcontractors and tradespeople have worked on our homes since we commenced homebuilding operations in 2003 and, therefore, are familiar with our business model.
Employee wellness, health and safety. We are committed to providing competitive benefits to attract and retain employees, including benefits that facilitate healthy lifestyles, mental well-being and preparedness for retirement. Our commitment to wellness, health and safety was demonstrated by our response to the COVID-19 pandemic. In May 2020, we announced we would not lay off or furlough employees due to the COVID-19 pandemic, and in October 2020, we paid a special bonus to our “frontline” workers whose roles and responsibilities required that they directly interact with the public on a daily basis. The bonus was in recognition of the extraordinary efforts of such workers during the COVID-19 pandemic.
We are committed to creating a safe and secure business environment that protects the health and safety of our employees, business partners and customers. Our workplaces are required to comply with all applicable laws and regulations, including those established by the Occupational Safety and Health Administration, as they pertain to health and safety in the workplace. As part of this commitment, we have implemented a systems-based program of regularly scheduled safety reviews, meetings and continuing education that are held in our communities and include our employees and the employees of our subcontractors and tradespeople.

Commitment to community involvement and support. We are committed to improving and giving back to the communities we serve. In addition to ongoing charitable giving throughout the year, each June we close all offices nationwide for our Service Impact Day. During this annual service event, our focus turns away from sales and home closings as we dedicate the entire day to giving back. Every LGI employee spends the day volunteering in the local community. From constructing fences and cleaning up parks, organizing food, and volunteering at children's clubs, we are committed to being a positive presence in the communities we build. Since 2016, we have contributed over $1.8 million in corporate, non-profit sponsorships, donated over 20,000 employee service hours and collaborated with over 100 non-profit organizations in an effort to make a meaningful impact in our local communities.
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
Information about our Executive Officers
The following table sets forth information regarding our executive officers as of February 15, 2022:

Name	Age	Position
Eric Lipar	51	Chief Executive Officer and Chairman of the Board
Michael Snider	50	President and Chief Operating Officer
Charles Merdian	52	Chief Financial Officer and Treasurer
Jack Lipar	53	Executive Vice President of Acquisitions
Rachel Eaton	40	Chief Marketing Officer
Scott Garber	50	General Counsel and Corporate Secretary

Eric Lipar.    Mr. Lipar is our Chief Executive Officer and serves as Chairman of our Board of Directors. He has served as our Chief Executive Officer since 2009, as a director since June 2013 and as Chairman of the Board since July 2013. Previously, Mr. Lipar served as our President from 2003 until 2009. Mr. Lipar has been in the residential land development business since the mid-1990s and is one of our founders. He has overseen land acquisitions, development and the sale of over 50,000 homes since our inception. Mr. Lipar currently serves on the Residential Neighborhood Development Council for the Urban Land Institute and is a member of the Policy Advisory Board for the Harvard Joint Center for Housing Studies.

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

Rachel Eaton. Ms. Eaton has served as our Chief Marketing Officer since June 2013 and is responsible for the overall growth and direction of our marketing initiatives, brand image, and social media. Ms. Eaton is also responsible for technology, recruiting and administrative field operations for the Company. Prior to becoming our Chief Marketing Officer in June 2013, Ms. Eaton served as our Vice President of Marketing and Administration from May 2012 through May 2013, Director of Marketing & Special Events from 2007 to May 2012 and various other roles assisting with the Company’s growth and success since joining the Company in 2003. In 2020, Ms. Eaton was recognized as a rising star in the homebuilding industry by Pro Builder Magazine for her outstanding accomplishments in leading the Company’s marketing, talent acquisitions, and community service initiatives. Ms. Eaton is a former member of the Zillow Group Builder Advisory Board.

Scott Garber.    Mr. Garber has served as our General Counsel and Corporate Secretary since April 2018. His responsibilities include all company legal matters, as well as corporate governance and risk management. Prior to joining the Company, Mr. Garber served as Assistant General Counsel at Chevron Phillips Chemical Company (CPChem) from March 2012 to April 2018, where he was responsible for major company transactions (both domestic and international), corporate governance of its Qatar-based joint ventures, and management of commercial legal matters for various company product lines and divisions. Prior to joining CPChem, Mr. Garber served as Associate General Counsel for United Airlines (formerly Continental Airlines), then the world’s largest airline, where he was responsible for the company’s litigation, antitrust and intellectual property matters. Mr. Garber previously worked at Howrey Simon Arnold & White, a major international law firm, where he specialized in all aspects of intellectual property law. Mr. Garber is a member of the State Bar of Texas and is also admitted to practice before the U.S. Patent & Trademark Office. Mr. Garber is also a member of the Board of Directors of Archway Insurance, Ltd, a captive insurance company.

Board of Directors of LGI Homes, Inc.
Mr. Eric Lipar - Chief Executive Officer of LGI Homes, Inc. and serves as Chairman of our Board of Directors.
Mr. Ryan Edone - Chief Financial Officer of Petroleum Wholesale L.P., a distributor of branded and wholesale motor fuel products and operator of retail convenience stores/travel centers.
Ms. Shailee Parikh - Global Head of Strategy and Solution Development for Health Solutions at Aon plc, a leading global professional services firm.
Mr. Bryan Sansbury - Chief Executive Officer, Chairman, and a founding partner of AEGIS Hedging Solutions, LLC, formerly known as AEGIS Energy Risk, LLC. Mr. Sansbury serves as our Lead Independent Director.
Ms. Maria Sharpe - Managing Principal of Sharpe Human Solutions, LLC, a human resource consulting and commercial real estate investment company.
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
◦the impact of the COVID-19 pandemic;
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
In recent years, it has become more difficult to acquire finished lots in attractive locations and therefore we have been acquiring more undeveloped land that we need to develop as compared to finished lots. This shift in our land procurement has resulted in longer lead time between when we acquire the land and when we can start construction of a home on the land and thus a longer time that these land assets are on our balance sheet.
Risks associated with our land and lot inventories could adversely affect our business or financial results.
Risks inherent in controlling, purchasing, holding and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a significant amount of time and requires a substantial cash investment. Land development is a key part of our operations and we develop land in most of our markets. The time and investment required for development may adversely impact our business. We have substantial real estate inventories that regularly remain on our balance sheet for significant periods of time prior to their sale, during which time we are exposed to the risk of adverse market developments. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Because interest and other expenses are capitalized only during construction, we recognize interest and maintenance expense on unsold completed homes in inventory. As of December 31, 2021, we had 683 completed homes in inventory and 3,026 homes in progress in inventory. In the event there is a downturn in home sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.
Labor and raw material shortages, price fluctuations and supply chain constraints could delay or increase the cost of home construction, which could materially and adversely affect us.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified subcontractors and tradespeople and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures or as a result of broader economic disruptions, such as the COVID-19 pandemic. The current strong demand for homes and the effects of the COVID-19 pandemic have caused multiple disruptions in our supply chain and have resulted in shortages in certain building materials and tightness in the labor market. It is uncertain whether these shortages will continue as is, improve or worsen. In addition, pricing for labor and raw materials can be affected by the factors discussed above and various other national, regional, local, economic and political factors, including changes in immigration laws, trends in labor migration and tariffs. Specifically, during the second and third quarters of 2021, we saw a significant increase in the cost of our lumber related to undersupply as a result of increased demand and shutdowns of lumber mills due to the COVID-19 pandemic. We may see additional lumber cost pressures in future quarters. Further, our success in recently-entered markets or those we may choose to enter in the future depends substantially on our ability to source labor and local materials on terms that are favorable to us. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. In the event of shortages in labor or raw materials in such markets, local subcontractors, tradespeople and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Labor and raw material shortages, price increases for labor and raw materials and supply chain constraints could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Our business and results of operations are dependent on the availability, skill and performance of subcontractors.
We engage subcontractors to perform the construction of our homes and, in many cases, to select and obtain the raw materials used in constructing our homes. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will be available at reasonable rates and in our markets. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
Before a community generates any revenue, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities and sales facilities. It can take several years from the time we acquire control of an undeveloped property to the time we make our first home sale on the site. Delays in the development of communities, including delays associated with subcontractors performing the development activities or entitlements, labor and raw material shortages or supply chain disruptions, expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market one of our new undeveloped communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements. In addition, higher than expected absorption rates in existing communities may result in lower than expected inventory levels until the development for replacement communities is completed.
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
During 2021, we established LGI Mortgage Solutions, a joint venture with one of our long-time, third-party preferred lenders. We may co-invest in the future with third parties through other partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development. In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Our joint venture partners may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the land acquisition or development. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.
Our business could be materially and adversely disrupted by an epidemic, pandemic (such as COVID-19) or similar public health threat.
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
For instance, the outbreak of COVID-19 and its development into a global pandemic in March 2020 resulted in federal, state and local governments imposing varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, shelter-in-place orders and “stay-at-home” orders in certain of our markets. While many of the restrictions and measures initially implemented during 2020 have since been softened or lifted in varying degrees in the United States, and the manufacture and distribution of COVID-19 vaccines during 2021 helped to initiate a recovery from the pandemic, recent increases in COVID-19 cases, the uncertainty regarding new variants of COVID-19 and the success of any vaccines in respect thereof may in the future cause a significant reduction in economic activity or prompt the re-imposition of certain restrictions and measures.
The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the emergence of more infectious variants of COVID-19, the impact of government actions designed to prevent the spread of COVID-19 or the decrease in such actions and resulting increased business and social activities, the availability and timely distribution of, and willingness to accept, effective treatments and vaccines, vaccine hesitancy, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest; negatively impact mortgage availability or the federal government’s mortgage loan-related programs or policies; delay mortgage originations; tighten mortgage lending standards; or precipitate a prolonged economic downturn or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; negatively impact general consumer interest in purchasing a home compared to choosing other housing alternatives; impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows or access the Credit Agreement (as defined herein) or the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; further disrupt our supply chain or increase the costs or decrease the supply of building materials or the financial viability or availability of subcontractors, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and result in our recognizing charges in future periods, which may be material, for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. The inherent uncertainty surrounding COVID-19, due in part to changing governmental directives (including as a result of the change in the U.S. presidential administration), public health challenges and progress and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives for the remainder of 2022.
Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes closed, average sales prices per home closed, revenues and profitability, and such impacts could be material to our business, financial condition, results of operations, cash flows, strategies or prospects in future quarters. In addition, should the surge in COVID-19 cases or the public health effort related thereto intensify to such an extent that we cannot operate in most or all of our markets, we could generate few or no orders and deliver few, if any, homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if prolonged government restrictions on our business and our customers return in response to increases in COVID-19 cases, or if there is an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the Credit Agreement, the 2029 Senior Notes (as defined herein) and the related indenture, and/or mortgages and land contracts due to land sellers and other loans; or service our outstanding indebtedness. Such a circumstance could, among other things, exhaust our available liquidity and ability to access liquidity sources or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.
Industry and Economic Risks
Inflation could adversely affect our business and financial results.
Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby decreasing demand for our homes. During the year ended December 31, 2021, we have experienced a significant increase in land, labor, materials and construction costs, which we currently expect to continue into 2022. In an inflationary environment, such as the current economic environment, depending on the homebuilding industry and other economic conditions, we may be unable to raise the sales prices of our homes enough to offset the increasing costs of our operations, which would decrease our profit margins. Furthermore, if we need to lower the sales prices of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.
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
On December 21, 2020, the U.S. Congress passed the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which former President Trump signed into law on December 27, 2020. This Act extended the availability of Code Section 45L credit for energy efficient new homes (“federal energy efficient homes tax credits”), which provides a tax credit of $2,000 per qualifying home to eligible homebuilders, and made such tax credits available for homes delivered through December 31, 2021. Legislation to extend such tax credits beyond December 31, 2021 has not been adopted, and it is uncertain whether an extension or similar tax credit will be adopted in the future. Federal energy efficient homes tax credits recognized during the year ended December 31, 2021 totaled $16.2 million. If legislation to extend such tax credits for periods after December 31, 2021 is not adopted, our effective income tax rates in future periods may increase, potentially materially.

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
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia, Pennsylvania and Maryland. In addition, we own land or have entered into contracts for the right to purchase land or lots at a future point in time in additional states. A prolonged economic downturn in the future in one or more of these areas, or a particular industry that is fundamental to one or more of these areas, particularly within Texas, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Our communities on the West coast are especially susceptible to restrictive government regulations and environmental laws. To the extent the oil and gas industry, which can be very volatile, is negatively impacted by declining commodity prices, climate change, legislation or other factors, a result could be a reduction in employment or other negative economic consequences, which in turn could adversely impact our home sales and activities in certain of our markets.
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
We are subject to a variety of local, state, federal and other laws, statutes, ordinances, rules and regulations concerning the environment, hazardous materials, the discharge of pollutants and human health and safety. The particular environmental requirements that apply to any given site vary according to multiple factors, including the site’s location, whether the site contains wetlands or other features that may create burdensome permitting requirements, its environmental conditions, the present and former uses of the site, the presence or absence of endangered plants or animals or sensitive habitats, and environmental conditions at adjoining or nearby properties. We may not identify all of these concerns during any pre-acquisition or pre-development review of project sites. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or in areas contaminated by others before we commence development. In some instances, regulators from different governmental agencies do not concur on development, remedial standards or property use restrictions for a project, and the resulting delays or additional costs can be material for a given project.
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
There is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, and will continue to cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate change impacts and concerns could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. On January 20, 2021, President Biden signed an instrument that will lead to the United States’ reentry into the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. We anticipate that a variety of new legislation may be enacted or considered for enactment at the federal, state and local levels relating to climate change and energy, including in response to the United States’ reentry into the Paris Agreement. This legislation could relate to, for example, matters such as greenhouse gas emissions control and building and other codes that impose energy efficiency standards or require energy saving construction materials. Certain state and local governments in areas such as California have passed, or are considering, legislation banning the use of natural gas-fired appliances in new homes, which could affect our costs to construct homes as well as consumer demand for the homes we construct. New building or other code requirements that impose stricter energy efficiency standards or requirements for building materials could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation, regulations, mandates, standards and other requirements of this nature are expected to continue to be enacted and become costlier for us to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, these initiatives could have an adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or similar energy-related regulations.
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
We have expanded our business through selected investments in new geographic markets and by diversifying our products in certain markets. Investments in land, finished lots, home inventories and rental properties can expose us to risks of economic loss and inventory impairments if housing conditions weaken or we are unsuccessful in implementing our growth strategies.
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
Our success depends to a significant degree upon the contributions of certain key management personnel, including, but not limited to, Eric Lipar, our Chief Executive Officer and Chairman of the Board. Although we have entered into an employment agreement with Mr. Lipar, there is no guarantee that Mr. Lipar will remain employed by us. Our ability to retain our key management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key man life insurance that would provide us with proceeds in the event of the death or disability of any of our key management personnel.
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
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us, and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2021, we had a $850.0 million revolving credit facility under the Credit Agreement to finance our construction and development activities. As of December 31, 2021, we had outstanding borrowings of $517.4 million under the Credit Agreement and we could borrow an additional $321.3 million under the Credit Agreement. As of December 31, 2021, borrowings under the Credit Agreement bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 1.45% per annum. In addition, as of December 31, 2021, we had outstanding $300.0 million aggregate principal amount of the 2029 Senior Notes.
The Board will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, if any, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we currently expect to remain conservatively capitalized. However, our certificate of incorporation does not contain a limitation on the amount of indebtedness we may incur, and the Board may change our target debt levels at any time without the approval of our stockholders.
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
Borrowings under the Credit Agreement bear interest at LIBOR plus an applicable margin. On July 27, 2017, the Financial Conduct Authority in the United Kingdom (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. On November 30, 2020, the FCA and ICE Benchmark Administration, which administers LIBOR quotations, announced a consultation on the extension of the quotation of certain LIBOR tenors to June 30, 2023 for legacy contracts only. The Credit Agreement, which, at the present time, has a term that extends to April 28, 2025, provides for a mechanism to amend the Credit Agreement to reflect the establishment of an alternate rate of interest upon the occurrence of certain events related to the phase-out of any applicable interest rate. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate on the Credit Agreement. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on our cost of capital, financial condition, cash flows and results of operations.

Interest expense on debt we incur may limit our cash available to fund our growth strategies.
As of December 31, 2021, we had total outstanding borrowings of $517.4 million under the Credit Agreement, and we could borrow an additional $321.3 million under the Credit Agreement. As of December 31, 2021, borrowings under the Credit Agreement bore interest at a rate of LIBOR plus 1.45% per annum. In addition, as of December 31, 2021, we had outstanding $300.0 million aggregate principal amount of the 2029 Senior Notes, which bear interest at a fixed rate of 4.000%. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.
We are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to service our debt and pay dividends, if any, taxes and other expenses.
We are a holding company and have no material assets other than our ownership of membership interests or limited partnership interests in our subsidiaries. We have no independent means of generating revenue. We intend to cause our subsidiaries to make distributions to their members in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us. Our ability to service our debt depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or other distributions, to pay amounts due on our obligations. Future financing arrangements may contain negative covenants that limit the ability of our subsidiaries to declare or pay dividends or make distributions. Our subsidiaries are separate and distinct legal entities; to the extent that we need funds, and our subsidiaries are restricted from declaring or paying such dividends or making such distributions under applicable law or regulations, or are otherwise unable to provide such funds (for example, due to restrictions in future financing arrangements that limit the ability of our operating subsidiaries to distribute funds), our liquidity and financial condition could be materially harmed.
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
The Board will determine our operational policies, investment guidelines and our business and growth strategies. The Board may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this Annual Report on Form 10-K. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
We participate in certain unconsolidated entities where we may be adversely impacted by the failure of the limited partnership or joint venture or its participants to fulfill their obligations.
We currently participate through a real estate investment fund as a limited partner and operate through a mortgage service joint venture with independent third parties in which we do not have a controlling interest. As of December 31, 2021 and 2020, we have contributed a total of $5.6 million and $3.9 million, respectively, relating to our investment in the real estate investment fund and the mortgage joint venture. Contributions into these unconsolidated entities are used by the entities to invest in certain real estate transactions and residential mortgage services, respectively.
As a result of not having a controlling interest in these entities, we have limited influence over decisions made with regard to these entities and are not able to require these entities or their participants to honor their obligations. If these entities or their participants do not honor their obligations, we may be required to expend additional resources or suffer losses of our investments in these entities.
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
We rely on accounting, financial, operational, management and other information systems, including the Internet and third-party hosted services, to conduct our operations, store sensitive data, process financial information and results of operations for internal reporting purposes and comply with financial reporting, legal and tax requirements. Our information systems, and those of our vendors and service providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, including malware and phishing, cyberattacks, natural disasters, usage errors by employees and other related risks. Any cyber incident or attack or breach or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Furthermore, any failure or security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, or a loss of confidence in our security measures, which could harm our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. We have been the target of a number of unsuccessful cyber-attacks and we expect these attacks to continue into the foreseeable future. Although we have implemented systems and processes intended to secure our information systems, there can be no assurance that our efforts to maintain the security and integrity of our information systems will be effective or that future attempted security breaches or disruptions would not be successful or damaging.
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
The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•adverse economic changes either nationally or in the markets in which we operate, including, among other things, potential impacts from political uncertainty, civil unrest, increases in unemployment, volatility of mortgage interest rates, supply chain disruptions, inflation and decreases in housing prices;
•the impact of the COVID-19 pandemic and its effect on us, our business, customers, subcontractors and suppliers (including associated supply chain disruptions), and the markets in which we operate, U.S. and world financial markets, mortgage availability, potential regulatory actions, changes in customer and stakeholder behaviors and impacts on and modifications to our operations, business and financial condition relating to COVID-19;
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
•information system failures, cyber incidents or breaches in security;
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 22,000 square feet in The Woodlands, Texas for our corporate headquarters; this lease expires in 2028. In addition, to adequately meet the needs of our operations, we lease offices in Arizona, Nevada, California, Washington, Colorado, Florida, Georgia, Minnesota, North Carolina, Tennessee, Texas, Utah and West Virginia. See “Business—Land

Acquisition Policies and Development” for a summary of the other property which we owned or controlled as of December 31, 2021.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market (NASDAQ) under the symbol “LGIH.” As of February 11, 2022, the closing price of our common stock on the NASDAQ was $120.97, and we had 20 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
Stock Repurchase Program
The following table summarizes the repurchase of shares of our common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
October 1-31, 2021	—	$—	—	$162,726
November 1-30, 2021	177,143	$143.89	177,143	$133,828
December 1-31, 2021	201,382	$153.07	201,382	$106,630
	378,525	$148.20	378,525
(1)In November 2018, the Board authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. On October 30, 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million of shares of our common stock. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Dividends
We have not previously declared or paid any cash dividends on our common stock. Any future determination to pay cash dividends on our common stock will be at the discretion of the Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any of our financing arrangements and such other factors as the Board may deem relevant.

Stock Performance Graph
This chart compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Companies Stock Index (the “S&P 500 Index”) and the Standard & Poor’s Homebuilders Select Industry Index (the “S&P Homebuilders Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2016 and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Comparison of Cumulative Total Return among LGI Homes, Inc. Common Stock, the S&P 500 Index, and the S&P Homebuilders Index for the years ended December 31, 2021, 2020, 2019, 2018 and 2017.

$600
$500
$400
$300
$200
$100
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
LGIH
S&P 500 Index
S&P Homebuilders Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
LGIH	$100.00	$261.16	$157.40	$245.91	$368.43	$537.70
S&P 500 Index	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
S&P Homebuilders Index	$100.00	$130.65	$95.95	$134.45	$169.62	$252.40

ITEM 6.     [RESERVED]
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
Key Results
Key financial results as of and for the year ended December 31, 2021, as compared to the year ended December 31, 2020, were as follows:
•Home sales revenues increased 28.8% to $3.1 billion from $2.4 billion.
•Homes closed increased 11.8% to 10,442 homes from 9,339 homes.

•Average sales price per home closed increased 15.2% to $292,104 from $253,553.
•Gross margin as a percentage of home sales revenues increased to 26.8% from 25.5%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 28.2% from 27.4%.
•Net income before income taxes increased 47.6% to $542.8 million from $367.8 million.
•Net income increased 32.6% to $429.6 million from $323.9 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 19.1% from 17.3%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 19.4% from 17.3%.
•Active communities at the end of 2021 decreased to 101 from 116.
•Total owned and controlled lots increased 49.3% to 91,845 lots at December 31, 2021 from 61,504 lots at December 31, 2020.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
COVID-19 Impact and Strategy
The outbreak of COVID-19 and its development into a global pandemic in March 2020 resulted in federal, state and local governments imposing varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, shelter-in-place orders and “stay-at-home” orders in certain of our markets. In March 2020, we were required to temporarily stop our construction of homes in certain markets in which we do business. Beginning in April 2020, we resumed construction of homes in those markets. Although we continued to build and sell homes in all of our markets, at that time the pace of sales declined and we experienced an increase in the rate of contract cancellations. Since May 2020, the pace of sales has rebounded and we have experienced a sustained increase in demand in our markets. While many of the restrictions and measures initially implemented during 2020 have since been softened or lifted in varying degrees in the United States, and the manufacture and distribution of COVID-19 vaccines during 2021 helped to initiate a recovery from the pandemic, recent increases in COVID-19 cases, the uncertainty regarding new variants of COVID-19 and the success of any vaccines in respect thereof may in the future cause a significant reduction in economic activity or prompt the re-imposition of certain restrictions and measures. Such measures have previously caused, and may in the future cause, us, our subcontractors, suppliers and other business counterparties to experience operational delays.
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
We cannot estimate with any degree of certainty the full impact of COVID-19 on our financial condition and future results of operations. We also cannot predict the full impact that the significant disruption and volatility currently being experienced in the markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19, the emergence of more infectious variants of

COVID-19, the impact of government actions designed to prevent the spread of COVID-19 or the decrease in such actions and resulting increased business and social activities, the availability and timely distribution of, and willingness to accept, effective treatments and vaccines, vaccine hesitancy, actions taken by customers, subcontractors, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K. Additionally, during the year ended December 31, 2021 and the beginning of 2022, significant supply chain disruptions extended construction cycles across our markets. While we have carefully managed our supply chain to limit impacts to our business and customers, we believe these global shortages are directly related to COVID-19 and will continue to impact our operations as long as the pandemic persists. Although, we expect COVID-19 to continue to influence our future results, we believe that the desire for single-family homes outside of densely populated urban areas combined with historically low mortgage rates and low availability of existing homes is driving an increase in demand for new homes.
Current Homebuilding and Inventory Environment
Despite the 10,442 home closings we delivered in 2021, representing an 11.8% increase over our 2020 home closings, numerous challenges, including impacts from the COVID-19 pandemic, supply chain issues, volatile cost increases for certain supplies, tight labor markets and a shortage of available finished lots, impacted operations and extended our cycle times. Our average home completion time was approximately 90 to 135 days during 2021 as compared to 80 to 105 days in 2020. In light of these factors, among others, during the second half of 2021, we elected to delay entering into sales contracts until vertical construction had begun and our costs for the home were readily determined.
In recent years, it has become more difficult to acquire finished lots. As a result, more of the land we have acquired is raw land that will require significant development before home construction can begin. This shift in our land portfolio has extended the time period between when the land is purchased and when construction of homes can begin.
During 2021, we experienced a decrease in our overall active community count driven by the accelerated pace of absorptions, the time lag between the closing of certain communities and opening of their replacements and the limited availability of finished lots in certain markets in 2021 as compared to 2020.
We expect that many of these challenges will persist in 2022.
Recent Developments
On February 11, 2022, the Board approved an increase in our stock repurchase program by an additional $200.0 million, increasing the available authorization under the program to purchase up to $306.6 million of shares of our common stock as of the date of this Annual Report on Form 10-K.

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands, except per share data and average home sales price)

Statement of Income Data:
Home sales revenues	$3,050,149	$2,367,929	$1,838,154
Expenses:
Cost of sales	2,232,115	1,764,832	1,401,675
Selling expenses	170,005	148,366	131,561
General and administrative	100,331	90,021	77,380
Operating income	547,698	364,710	227,538
Loss on extinguishment of debt	13,976	—	169
Other income, net	(9,053)	(3,139)	(4,463)
Net income before income taxes	542,775	367,849	231,832
Income tax provision	113,130	43,954	53,224
Net income	$429,645	$323,895	$178,608
Basic earnings per share	$17.46	$12.89	$7.70
Diluted earnings per share	$17.25	$12.76	$7.02
Other Financial and Operating Data:
Average community count	104.4	111.9	95.8
Community count at end of period	101	116	106
Home closings	10,442	9,339	7,690
Average sales price per home closed	$292,104	$253,553	$239,032
Gross margin (1)	$818,034	$603,097	$436,479
Gross margin % (2)	26.8%	25.5%	23.7%
Adjusted gross margin (3)	$860,544	$648,350	$475,033
Adjusted gross margin % (2)(3)	28.2%	27.4%	25.8%
EBITDA (4)	$581,475	$408,940	$267,705
EBITDA margin % (2)(4)	19.1%	17.3%	14.6%
Adjusted EBITDA (4)	$591,362	$410,673	$266,735
Adjusted EBITDA margin % (2)(4)	19.4%	17.3%	14.5%
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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Homes Sales.  Our home sales revenues, home closings, average sales price per home closed (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the years ended December 31, 2021 and 2020 were as follows (revenues in thousands):

	Year Ended December 31, 2021					At December 31, 2021
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$1,252,782	4,665	$268,549	36.5	10.7	35
Southeast	594,742	2,279	260,966	25.6	7.4	25
Northwest	510,497	1,166	437,819	11.1	8.8	11
West	351,219	995	352,984	11.4	7.3	11
Florida	340,910	1,337	254,981	19.8	5.6	19
Total	$3,050,149	10,442	$292,104	104.4	8.3	101

	Year Ended December 31, 2020					At December 31, 2020
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$850,375	3,654	$232,724	34.6	8.8	38
Southeast	559,226	2,382	234,772	33.5	5.9	31
Northwest	389,523	1,000	389,523	11.9	7.0	13
West	286,130	1,043	274,334	13.9	6.2	13
Florida	282,675	1,260	224,345	18.0	5.8	21
Total	$2,367,929	9,339	$253,553	111.9	7.0	116
Home Sales Revenues. Home sales revenues for the year ended December 31, 2021 were $3.1 billion, an increase of $682.2 million, or 28.8%, from $2.4 billion for the year ended December 31, 2020. The increase in home sales revenues is primarily due to an 11.8% increase in homes closed and an increase in the average sales price per home closed during the year ended December 31, 2021 as compared to the year ended December 31, 2020. We closed 10,442 homes during 2021, as compared to 9,339 homes closed during 2020. The average sales price per home closed during the year ended December 31, 2021 was $292,104, an increase of $38,551, or 15.2%, from the average sales price per home closed of $253,553 for the year ended December 31, 2020. This increase in the average sales price per home closed was primarily due to higher price points in certain markets, partially offset by additional wholesale home closings. The overall increase in home closings was primarily driven by strong demand in all reportable segments during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The overall decrease in average community count relates to timing associated with the opening, close out or transition between certain active communities during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
We increased our home sales revenues in our reportable segments other than our Central reportable segment by $279.8 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, representing a 1.6% increase in the number of homes closed in these reportable segments and increased average sales price per home closed on a consolidated basis during 2021 as compared to 2020.
Home sales revenues in our Central reportable segment increased by $402.4 million, or 47.3%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in the number of homes closed at a higher average sales price per home closed and increased average community count at a higher absorption rate in this reportable segment. Home sales revenues in our Southeast reportable segment increased by $35.5 million, or 6.4%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to higher average sales price per home closed and improved absorption rate associated with increased closings in certain markets in North Carolina and

South Carolina, partially offset by lower community count at December 31, 2021 as compared to December 31, 2020. Home sales revenues in our Northwest reportable segment increased by $121.0 million, or 31.1%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a 16.6% increase in the number of homes closed in this reportable segment, as a result of increased demand. Home sales revenues in our West reportable segment increased by $65.1 million, or 22.7%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to higher average sales price per home closed and improved absorption rate associated with increased demand in certain markets in this reportable segment, partially offset by lower average community count. Home sales revenues in our Florida reportable segment increased by $58.2 million, or 20.6%, largely due to an increase of 13.7% in the average sales price per home closed as a result of strong demand and complemented by increased average community count during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the year ended December 31, 2021 to $2.2 billion, an increase of $467.3 million, or 26.5%, from $1.8 billion for the year ended December 31, 2020. This increase is primarily due to an 11.8% increase in homes closed, higher construction costs and product mix during 2021 as compared to 2020. Gross margin for the year ended December 31, 2021 was $818.0 million, an increase of $214.9 million, or 35.6%, from $603.1 million for the year ended December 31, 2020. Gross margin as a percentage of home sales revenues was 26.8% for the year ended December 31, 2021 and 25.5% for the year ended December 31, 2020. This increase in gross margin as a percentage of home sales revenues during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to raising prices higher than increases in input costs.
Selling Expenses.  Selling expenses for the year ended December 31, 2021 were $170.0 million, an increase of $21.6 million, or 14.6%, from $148.4 million for the year ended December 31, 2020. Sales commissions increased to $115.4 million for the year ended December 31, 2021 from $89.2 million for the year ended December 31, 2020 partially due to a 28.8% increase in home sales revenues during 2021 as compared to 2020. Selling expenses as a percentage of home sales revenues were 5.6% and 6.3% for the years ended December 31, 2021 and 2020, respectively. The decrease in selling expenses as a percentage of home sales revenues was driven primarily by operating leverage obtained from the increase in home sales revenues and to a lesser extent lower advertising expenses during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
General and Administrative. General and administrative expenses for the year ended December 31, 2021 were $100.3 million, an increase of $10.3 million, or 11.5%, from $90.0 million for the year ended December 31, 2020. The increase in the amount of general and administrative expenses is primarily due to increased overhead. General and administrative expenses as a percentage of home sales revenues were 3.3% and 3.8% for the years ended December 31, 2021 and 2020, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues reflects operating leverage realized from the increase in home sales revenues during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Loss on extinguishment of debt. Loss on extinguishment of debt was $14.0 million for the year ended December 31, 2021 primarily due to the redemption premium associated with the optional redemption of our 6.875% Senior Notes due 2026 (the “2026 Senior Notes”), as well as debt issuance costs and discount previously capitalized that were associated with our 2026 Senior Notes and debt issuance costs previously capitalized that were associated with our 2020 Credit Agreement (as defined herein). There was no loss on extinguishment of debt for the year ended December 31, 2020.
Other Income. Other income, net of other expenses was $9.1 million for the year ended December 31, 2021, an increase of $5.9 million from $3.1 million for the year ended December 31, 2020. The increase in other income primarily reflects the gain realized from the sale of lots not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes.  Operating income for the year ended December 31, 2021 was $547.7 million, an increase of $183.0 million, or 50.2%, from $364.7 million for the year ended December 31, 2020. Net income before income taxes for the year ended December 31, 2021 was $542.8 million, an increase of $174.9 million, or 47.6%, from $367.8 million for the year ended December 31, 2020. Our reportable segments contributed the following amounts and percentages of net income before income taxes during 2021: Central - $242.6 million or 44.7%; Southeast - $105.6 million or 19.5%; Northwest - $115.0 million or 21.2%; West - $50.8 million or 9.4%; and Florida - $49.9 million or 9.2%. The increases in operating income and net income before income taxes are primarily attributed to operating leverage realized from the increase in home sales revenues and higher average sales price per home closed during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Income Taxes. Income tax provision for the year ended December 31, 2021 was $113.1 million, an increase of $69.2 million, or 157.4%, from income tax provision of $44.0 million for the year ended December 31, 2020. The increase in the amount of income tax provision is primarily due to the retroactive tax benefits relating to the federal energy efficient homes tax credits we recognized during 2020 and the 47.6% increase in net income before taxes, which resulted in an increase in our effective tax rate for the year ended December 31, 2021 to 20.8% from 11.9% for the year ended December 31, 2020.

Net Income. Net income for the year ended December 31, 2021 was $429.6 million, an increase of $105.8 million, or 32.6%, from $323.9 million for the year ended December 31, 2020. The increase in net income is primarily attributed to operating leverage realized from the increase in home sales revenues and higher average sales price per home closed, partially offset by tax benefits relating to the federal energy efficient homes tax credits we recognized for the year ended December 31, 2020.

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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Home sales revenues	$3,050,149	$2,367,929	$1,838,154
Cost of sales	2,232,115	1,764,832	1,401,675
Gross margin	818,034	603,097	436,479
Capitalized interest charged to cost of sales	37,546	40,381	35,230
Purchase accounting adjustments (1)	4,964	4,872	3,324
Adjusted gross margin	$860,544	$648,350	$475,033
Gross margin % (2)	26.8%	25.5%	23.7%
Adjusted gross margin % (2)	28.2%	27.4%	25.8%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$429,645	$323,895	$178,608
Income tax provision	113,130	43,954	53,224
Depreciation and amortization	1,154	710	643
Capitalized interest charged to cost of sales	37,546	40,381	35,230
EBITDA	581,475	408,940	267,705
Purchase accounting adjustments(1)	4,964	4,872	3,324
Loss on extinguishment of debt	13,976	—	169
Other income, net	(9,053)	(3,139)	(4,463)
Adjusted EBITDA	$591,362	$410,673	$266,735
EBITDA margin %(2)	19.1%	17.3%	14.6%
Adjusted EBITDA margin %(2)	19.4%	17.3%	14.5%

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
The following table reconciles adjusted net income and adjusted earnings per share to net income and earnings per share, respectively, which are the GAAP measures that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Numerator (in thousands):
Net income (Numerator for basic and diluted earnings per share)	$429,645	$323,895	$178,608
Retroactive federal energy efficient homes tax credits	—	29,703	—
Adjusted net income (Numerator for adjusted basic and diluted earnings per share)	$429,645	$294,192	$178,608
Denominator:
Basic weighted average shares outstanding	24,607,231	25,135,077	23,191,595
Effect of dilutive securities:
Convertible Notes - treasury stock method	—	—	1,966,639
Stock-based compensation units	301,760	245,483	272,607
Diluted weighted average shares outstanding	24,908,991	25,380,560	25,430,841

Basic earnings per share	$17.46	$12.89	$7.70
Diluted earnings per share	$17.25	$12.76	$7.02

Adjusted basic earnings per share	$17.46	$11.70	$7.70
Adjusted diluted earnings per share	$17.25	$11.59	$7.02

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
Our net orders decreased in 2021 primarily due to the availability of finished lots brought on by sustained demand and the rapid pace of fluctuating rising costs for certain supplies and labor, experienced in 2021. During the second half of 2021, due to limited supply, we elected to not enter into sales contracts until construction on the home had begun and our costs for the home were readily determined. Similarly, wholesale orders decreased 57.8% to 481 units from 1,139 units for the year ended December 31, 2021, as compared to the year ended December 31, 2020.
As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Year Ended December 31,
	2021 (4)	2020 (5)	2019 (6)
Net orders (1)	9,533	11,070	8,299
Cancellation rate (2)	19.3%	21.6%	20.6%
Ending backlog - homes (3)	2,055	2,964	1,233
Ending backlog - value (3)	$659,234	$775,468	$290,438
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
(4)As of December 31, 2021, we had 481 units related to bulk sales agreements associated with our wholesale business.
(5)As of December 31, 2020, we had 1,139 units related to bulk sales agreements associated with our wholesale business.
(6)As of December 31, 2019, we had 481 units related to bulk sales agreements associated with our wholesale business, of which 117 units and values are not included in the table above.

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
Liquidity and Capital Resources
Overview
As of December 31, 2021, we had $50.5 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of an acquisition and repurchase shares of our common stock. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Short-term Liquidity and Capital Resources
We generally rely on our ability to finance our operations by generating operating cash flows and borrowing under the Credit Agreement to adequately fund our short-term working capital obligations and to purchase land and other assets, develop lots and homes and repurchase shares of our common stock. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing financing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.
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
Long-term Liquidity and Capital Resources
We believe that our long-term principal uses of liquidity and capital resources will be inventory related purchases concerning land, lot development, other capital expenditures, and principal and interest payments on our debt obligations maturing in 2025 and 2029. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available to borrow under the Credit Agreement or through accessing debt or equity capital, as needed, although no assurance can be provided that such additional debt or equity capital will be available when needed or on terms that we find attractive. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance our indebtedness, or dispose of certain assets to fund our operating activities and capital needs.

Material Cash Requirements
The following is a summary of our material cash requirements from known contractual and other obligations as of December 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (in thousands)
	Total	< 1 year	1 - 3 years	3 - 5 yrs	More than 5 years
Borrowings:
Credit Agreement (a)	$517,439	—	—	$517,439	—
Senior Notes (b)	300,000	—	—	—	300,000
Interest and fees (c)	129,319	24,453	48,906	25,954	30,006
Operating Leases	6,136	1,423	2,298	1,411	1,004
Total	$952,894	$25,876	$51,204	$544,804	$331,010
(a)Represents borrowings under the Credit Agreement, which matures on April 28, 2025. Interest calculated using the effective rate as of December 31, 2021. See Note 7 “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.
(b)Represents $300.0 million aggregate principal amount of our 4.000% 2029 Senior Notes. The 2029 Senior Notes mature on July 15, 2029. See Note 7 “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.
(c)All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of December 31, 2021 was LIBOR plus 1.45%. Fees under the Credit Agreement are approximately $0.1 million per year. Interest on the 2029 Senior Notes accrues at a rate of 4.000% per annum, payable semi-annually in arrears on January 15 and July 15 of each year.
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of December 31, 2021, we had $37.5 million of cash deposits pertaining to land purchase contracts for 36,978 lots with an aggregate purchase price of $921.3 million. Approximately $19.3 million of the cash deposits as of December 31, 2021 are secured by third-party guarantees or indemnity mortgages on the related property.
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
The Credit Agreement matures on April 28, 2025. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by each of our subsidiaries that have gross assets of at least $0.5 million. The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of December 31, 2021, the borrowing base under the Credit Agreement was $1.1 billion, of which borrowings, including the 2029 Senior Notes, of $817.4 million were outstanding, $9.1 million of letters of credit were outstanding and $321.3 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings at LIBOR plus 1.45%. The Credit Agreement applicable margin for LIBOR loans ranges from 1.45% to 2.10% based on our leverage ratio. At December 31, 2021, LIBOR was 0.10%; however, the Credit Agreement has a 0.50% LIBOR floor.
The Credit Agreement requires us to maintain (i) a tangible net worth of not less than $850.0 million plus 75% of the net proceeds of all equity issuances after December 31, 2020 plus 50.0% of the amount of our positive net income in each fiscal quarter ending after March 31, 2021, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 1.75 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2021, we were in compliance with all of the covenants contained in the Credit Agreement.
In July 2017, the FCA, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. On November 30, 2020, the FCA and ICE Benchmark Administration, which administers LIBOR quotations, announced a consultation on the extension of the quotation of certain LIBOR tenors to June 30, 2023 for legacy contracts only. The Credit Agreement, which, at the present time, has a term that extends to April 28, 2025, provides for a mechanism to amend the Credit Agreement to reflect the establishment of an alternate rate of interest upon the occurrence of certain events related to the phase-out of any applicable interest rate. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate on the Credit Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $206.8 million as of December 31, 2021. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of December 31, 2021 will be drawn upon.
Stock Repurchase Program
In November 2018, we announced that the Board authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. In October 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million. For the year ended December 31, 2021, we repurchased 1,288,563 shares of our common stock for $193.8 million to be held as treasury stock. For the year ended December 31, 2020, we repurchased 718,993 shares of our common stock for $48.1 million to be held as treasury stock. A total of 2,046,556 shares of our common stock has been repurchased since our stock repurchase program commenced. As of December 31, 2021, we may purchase up to $106.6 million of shares of our common stock under our stock repurchase program. On February 11, 2022, the Board approved an increase in our stock repurchase program by an additional $200.0 million, increasing the available authorization under the program to purchase up to $306.6 million of shares of our common stock as of the date of this Annual Report on Form 10-K. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash provided by operating activities was $21.7 million during the year ended December 31, 2021. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the year ended December 31, 2021 was primarily driven by net income of $429.6 million, and included cash outflows from the $463.6 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and a $58.0 million decrease in the net change in accounts receivable.
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
Net cash used in operating activities was $41.9 million during the year ended December 31, 2019. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the year ended December 31, 2019 was primarily driven by net income of $178.6 million, and included cash outlays for the $266.7 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity, offset by changes in non-inventory balances of $46.1 million.
Investing Activities
Net cash used in investing activities was $70.4 million during the year ended December 31, 2021, primarily due to the business acquisitions of certain real estate assets owned by KenRoe Inc. and its affiliated entities, including R Home LLC and Paxmar Land Development, and the real estate assets of Buffington Homebuilding Group, Ltd. in 2021.

Net cash used in investing activities was $5.6 million and $1.8 million during the years ended December 31, 2020 and 2019, respectively, which reflects the purchase of property and equipment and investment in unconsolidated entity.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2021 was $63.3 million, primarily driven by borrowings of $1.2 billion under the Credit Agreement, offset by $969.0 million of payments associated with the 2026 Senior Notes and under the 2020 Credit Agreement and the Credit Agreement and by the $193.8 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock.
Net cash used by financing activities during the year ended December 31, 2020 was $198.9 million, primarily driven by $530.0 million of payments under the 2020 Credit Agreement and by the $48.1 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock, offset by borrowings of $377.1 million under the 2020 Credit Agreement.
Net cash provided by financing activities during the year ended December 31, 2019 was $35.4 million, primarily driven by net borrowings of $105.5 million under the 2020 Credit Agreement, offset by the principal payment of $70.0 million on the Convertible Notes upon their maturity.
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. During the year ended December 31, 2021, we have experienced a significant increase in land, labor, materials and construction costs, which we currently expect to continue throughout 2022. Generally, we have been able to increase the sales prices of our homes to absorb such increased costs. See “Industry and Economic Risks—Inflation could adversely affect our business and financial results” in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
In preparing our Consolidated Financial Statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We evaluate our estimates, judgments and assumptions on a regular basis. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board. Discussed below are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant judgment in their application.
Home Sales Revenue Recognition
We recognize home sales revenue upon the transfer of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled by applying the following five-step process:
•Identify the contract(s) with a customer
•Identify the performance obligations
•Determine the transaction price
•Allocate the transaction price
•Recognize revenue when the performance obligations are met
Our contracts with customers include a single performance obligation to transfer a completed home to the customer. We generally determine selling price per home on the expected cost plus margin. Our contracts contain no significant financing terms as customers who finance do so through a third party. Performance obligations are satisfied at a moment in time when the home is complete and control of the asset is transferred to the customer at closing. Home sales proceeds are generally received from the title company within a few business days after closing. Little to no estimation is involved in recognizing such revenues.
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
We use judgements and assumptions to recognize the appropriate amount of cost of sales by estimating the total land development costs. We use estimates which are affected by changes to the land development project’s schedule; the cost of labor, materials, and subcontractors; and potential cost reimbursements from various municipalities. Changes to estimated total remaining development costs subsequent to initial home closings in a community are allocated to the remaining unsold homes in the community on a prospective basis. Home construction costs and related carrying charges are allocated to the cost of individual homes using the specific identification method and are capitalized as they are incurred. Capitalized interest, property taxes, and other carrying costs are generally capitalized to real estate inventory from the point development begins to the point construction is completed. Costs associated with homes closed are charged to cost of sales simultaneously with revenue recognition. We believe that our policies provide for reasonably dependable estimates to be used in the calculation and reporting of land development and home construction costs.
Impairment of Real Estate Inventories
Real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales prices and/or margins are trending downward and are anticipated to continue to trend downward. Due largely to the relatively short development and construction periods for our communities and our growth, we have experienced limited circumstances during 2021, 2020 or 2019 that are indicators of impairment. Our future sales and margins may be impacted by our inability to realize continued growth, increased cost associated with holding and developing land, local economic factors, pressure on home sales prices, increased carrying costs, and insufficient access to labor and materials at reasonable costs. For individual communities with indicators of impairment, we perform additional analysis to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the asset, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model; changes to the expected cash flows may lead to changes in the outcome of our impairment analysis.
The life cycle of a community generally ranges from two to five years, commencing with the acquisition of land, continuing through the land development phase and concluding with the construction and sale of homes. A constructed home is used as the community information center during the life of the community and then sold. Actual individual community lives will vary based on the size of the community, the sales absorption rate and whether the property was purchased as raw land or finished lots. We are currently experiencing a shift towards more lots being acquired as raw land as compared to finished lots. As a result of this shift within our inventory and the time to develop raw land to finished lots, a longer life cycle of a community is expected, to range from seven to nine years. Sustained changes in the life cycle of a community, which is an indicator used for impairment, may negatively impact our results of operations.
Impairment of Land and Land Under Development
For raw land, land under development and completed lots that our management anticipates will be utilized for future homebuilding activities or to be sold as finished lots to individuals, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home or lot sales, consistent with the evaluation of operating communities discussed above. As of December 31, 2021, we had not identified any raw land, land under development or completed lots that management intends to market for sale in bulk to a third-party.
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
To the extent that any deposits are nonrefundable and the associated land acquisition process is terminated or no longer determined probable, the deposit and any related pre-acquisition costs (e.g. due diligence costs) are charged to general and administrative expense. Assessments are made on each agreement based on criteria including, but not limited to, market absorption, historical and current average sales price per home, timing of purchase and size of land parcel. We terminated $2.4 million, $2.1 million and $1.5 million of nonrefundable pre-acquisition costs or controlled lots deposits for the years ended December 31, 2021, 2020 and 2019, respectively. We regularly review the likelihood of the acquisition of contracted lots in conjunction with our periodic real estate impairment analysis.
Warranty Reserves
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements. Estimated future direct warranty costs are assessed monthly on a consistent basis as part of our policy and accrued and charged to cost of sales in connection with our home sales.
The primary assumption to record amounts accrued for our warranty liability is based upon a trailing 120 month period of historical warranty cost experience on a per house basis established based on (i) trends in historical warranty payment levels, (ii) the historical range of amounts paid per house, (iii) any warranty expenditures not considered to be normal and recurring, and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built, the geographic areas in which they are built, and potential impacts of our expansion. Our analysis also considers improvements in quality control and construction techniques expected to impact future warranty expenditures and the expertise of our personnel. Our warranty reserves are reviewed quarterly to assess the reasonableness and adequacy and we make adjustments to the balance of the pre-existing reserves, as needed, to reflect changes in trends and historical data as information becomes available. We increased our warranty reserve by $2.5 million, $1.9 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Business Acquisitions
We account for certain homebuilding asset purchases as business combinations using the acquisition method of accounting and allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with excess recorded as goodwill. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair value of the acquired assets. We determine the estimated fair values of the real estate inventory with the assistance of appraisals performed by independent third-party specialists and estimates by management. Assumptions utilized in our estimates of the fair value of the assets acquired may include market comparisons, gross margin comparisons, future development costs and the timing of the completion of development activities, absorption rates, and mix of products sold in each community.
Stock-based Compensation
We account for both non-performance and performance based compensation. Our compensation costs for non-performance-based restricted stock awards are measured using the closing price of our common stock on the date of grant and are expensed on a straight-line basis over the requisite service period of the award. Compensation costs for performance-based restricted stock awards also contain a market condition. These costs are measured using the derived grant date fair value, based on a third party valuation analysis and an assessment of probability of attainment of the performance target based on assumptions that factor in historical data and volatility. Once the performance target outcome is determined to be probable, the cumulative expense is adjusted, as needed, based on estimates to recognize compensation expense on a straight-line basis over the award’s requisite service period.
Taxes
We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities, changes in tax rate are recognized in the year of enactment. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Our ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established, if required. We compute our provision for income taxes based on the statutory tax rates. Judgment is required in evaluating our tax positions and determining our annual tax provision. We recognize the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. We recognize potential interest and penalties related to uncertain tax positions in income tax expense, as applicable.

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
As of December 31, 2021, we had $517.4 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on LIBOR. The interest rate for our variable rate indebtedness as of December 31, 2021 was LIBOR plus 1.45%. At December 31, 2021, LIBOR was 0.10%, subject to the 0.50% LIBOR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the LIBOR floor on our variable rate indebtedness would increase our annual interest cost by approximately $5.2 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LGI Homes, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 15, 2022 expressed an unqualified opinion thereon.
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

Land development costs
Description of the Matter
For the year ended December 31, 2021, the Company’s cost of sales was approximately $2.2 billion, which includes construction costs of each closed home and allocable land acquisition and land development costs, capitalized interest, and other related costs. As discussed in Note 2 to the consolidated financial statements, land development costs that are not specifically identifiable to a home are allocated on a pro rata basis. At the time of home closings, land development activities may not be finalized. To recognize the appropriate amount of cost of sales, the Company estimates the total remaining development costs. Estimates are affected by changes to the land development project’s schedule; the cost of labor, materials, and subcontractors; and potential cost reimbursements from various municipalities.
Auditing the Company's land development cost measurement to unsold lots and homes was complex and subjective due to the significant estimation required to determine the costs to complete land development. Specifically, the land development cost estimate is sensitive to significant management assumptions, including the project’s schedule, estimated cost of materials and labor and potential reimbursements.

How We Addressed the Matter in Our Audit
We obtained an understanding and tested the design and operating effectiveness of the Company's process and controls over its land development cost measurement and allocation to unsold lots and homes, including controls over management's review of the estimated costs to complete.
To test the Company's land development cost measurement and allocation to unsold lots and homes, our audit procedures included, among others, testing the significant assumptions used to develop the estimated costs to complete the land development projects and testing the completeness and accuracy of the underlying data and allocation calculation. For example, we sampled the Company’s land development project budgets and agreed the estimated development costs and cost reimbursements to supporting documentation, including underlying contracts; and performed observational procedures to understand the completeness of development activities included in the estimated land development costs. In addition, we performed lookback analyses to historical actual costs to assess management’s ability to estimate and performed sensitivity analyses of the significant assumptions to evaluate the changes in total costs of land development that would result from changes in these assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.
Houston, Texas
February 15, 2022

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$50,514	$35,942
Accounts receivable	57,909	115,939
Real estate inventory	2,085,904	1,569,489
Pre-acquisition costs and deposits	40,702	37,213
Property and equipment, net	16,944	3,618
Other assets	81,676	44,882
Deferred tax assets, net	6,198	6,986
Goodwill	12,018	12,018
Total assets	$2,351,865	$1,826,087

LIABILITIES AND EQUITY
Accounts payable	$14,172	$13,676
Accrued expenses and other liabilities	136,609	135,008
Notes payable	805,236	538,398
Total liabilities	956,017	687,082

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 26,963,915 shares issued and 23,917,359 shares outstanding as of December 31, 2021 and 26,741,554 shares issued and 24,983,561 shares outstanding as of December 31, 2020	269	267
Additional paid-in capital	291,577	270,598
Retained earnings	1,363,922	934,277
Treasury stock, at cost, 3,046,556 shares and 1,757,993 shares, respectively	(259,920)	(66,137)
Total equity	1,395,848	1,139,005
Total liabilities and equity	$2,351,865	$1,826,087

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2021	2020	2019

Home sales revenues	$3,050,149	$2,367,929	$1,838,154

Cost of sales	2,232,115	1,764,832	1,401,675
Selling expenses	170,005	148,366	131,561
General and administrative	100,331	90,021	77,380
Operating income	547,698	364,710	227,538
Loss on extinguishment of debt	13,976	—	169
Other income, net	(9,053)	(3,139)	(4,463)
Net income before income taxes	542,775	367,849	231,832
Income tax provision	113,130	43,954	53,224
Net income	$429,645	$323,895	$178,608
Earnings per share:
Basic	$17.46	$12.89	$7.70
Diluted	$17.25	$12.76	$7.02

Weighted average shares outstanding:
Basic	24,607,231	25,135,077	23,191,595
Diluted	24,908,991	25,380,560	25,430,841

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2018	23,746,385	$237	$241,988	$431,774	$(18,056)	$655,943
Net income	—	—	—	178,608	—	178,608
Issuance of shares in settlement of Convertible Notes	2,381,751	24	(24)	—	—	—
Restricted stock units granted for accrued annual bonuses	—	—	217	—	—	217
Compensation expense for equity awards	—	—	7,539	—	—	7,539
Stock issued under employee incentive plans	270,273	3	2,883	—	—	2,886
BALANCE—December 31, 2019	26,398,409	$264	$252,603	$610,382	$(18,056)	$845,193
Net income	—	—	—	323,895	—	323,895
Stock repurchase	—	—	—	—	(48,081)	(48,081)
Restricted stock units granted for accrued annual bonuses	—	—	222	—	—	222
Compensation expense for equity awards	—	—	13,517	—	—	13,517
Stock issued under employee incentive plans	343,145	3	4,256	—	—	4,259
BALANCE—December 31, 2020	26,741,554	$267	$270,598	$934,277	$(66,137)	$1,139,005
Net income	—	—	—	429,645	—	429,645
Stock repurchase	—	—	—	—	(193,783)	(193,783)
Restricted stock units granted for accrued annual bonuses	—	—	272	—	—	272
Compensation expense for equity awards	—	—	13,595	—	—	13,595
Stock issued under employee incentive plans	222,361	2	7,112	—	—	7,114
BALANCE—December 31, 2021	26,963,915	$269	$291,577	$1,363,922	$(259,920)	$1,395,848

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2021	2020	2019

Cash flows from operating activities:
Net income	$429,645	$323,895	$178,608
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,154	710	643
Loss on extinguishment of debt	13,976	—	169
Loss (gain) on disposal of assets	(717)	(4)	37
Compensation expense for equity awards	13,595	13,517	7,539
Deferred income taxes	788	(2,365)	(1,831)
Changes in assets and liabilities:
Accounts receivable	58,030	(59,549)	(13,554)
Real estate inventory	(463,643)	(70,228)	(266,651)
Pre-acquisition costs and deposits	3,238	32	8,507
Other assets	(28,689)	(25,686)	6,228
Accounts payable	(760)	1,181	3,254
Accrued expenses and other liabilities	(4,917)	20,655	35,117
Net cash provided by (used in) operating activities	21,700	202,158	(41,934)
Cash flows from investing activities:
Purchases of property and equipment	(1,729)	(2,692)	(734)
Investment in unconsolidated entities	(1,692)	(2,956)	(1,059)
Payment for business acquisitions	(66,970)	—	—
Net cash used in investing activities	(70,391)	(5,648)	(1,793)
Cash flows from financing activities:
Proceeds from notes payable	1,239,818	377,064	309,308
Payments on notes payable	(969,000)	(530,000)	(273,762)
Redemption premium	(10,314)	—	—
Loan issuance costs	(10,572)	(2,155)	(2,984)
Proceeds from sale of stock, net of offering expenses	7,114	4,259	2,886
Stock repurchases	(193,783)	(48,081)	—
Net cash provided by (used in) financing activities	63,263	(198,913)	35,448
Net increase (decrease) in cash and cash equivalents	14,572	(2,403)	(8,279)
Cash and cash equivalents, beginning of year	35,942	38,345	46,624
Cash and cash equivalents, end of year	$50,514	$35,942	$38,345

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.     ORGANIZATION AND BUSINESS
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “we,” “us,” or “our”), is headquartered in The Woodlands, Texas. We engage in the development of communities and the design, construction and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia and Pennsylvania.
Acquisitions
On May 6, 2021, we acquired certain real estate assets owned by KenRoe Inc. and its affiliated entities, including R Home LLC and Paxmar Land Development (collectively, “KenRoe”), and assumed certain related liabilities. As a result of the KenRoe acquisition, we expanded our Minnesota presence in the Minneapolis market. We acquired approximately 100 homes under construction and more than 3,000 owned and controlled lots. The total purchase price for the KenRoe assets, primarily consisting of inventory, was approximately $27.3 million in cash, subject to certain potential post-closing adjustments. The acquisition is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Our purchase accounting for KenRoe as of December 31, 2021 is preliminary and we expect to complete the working capital adjustment and valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date within one year from the acquisition date.
On July 14, 2021, we acquired the real estate assets of Buffington Homebuilding Group, Ltd. (“Buffington”) and assumed certain related liabilities. The total purchase price for the Buffington assets, primarily consisting of inventory, was approximately $39.1 million in cash, subject to certain potential post-closing adjustments. This acquisition further expands our land position in the Austin, Texas market. The acquired assets include over 100 homes under construction, and more than 500 owned and controlled lots. The acquisition is accounted for in accordance with ASC 805. Our purchase accounting for Buffington as of December 31, 2021 is preliminary and we expect to complete the working capital adjustment and valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date within one year from the acquisition date.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. The significant accounting estimates include land development cost of sales, impairment of real estate inventory, warranty reserves, loss contingencies, incentive compensation expense, and income taxes.
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
In accordance with ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model. As of December 31, 2021 and 2020, the real estate inventory is stated at cost; there were no inventory impairment charges recorded during the years ended December 31, 2021, 2020 and 2019.
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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of December 31, 2021 and 2020, we were not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposits.

Deferred Loan Costs
Deferred loan costs represent debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
Other Assets

Other assets consist primarily of municipal utility district reimbursements, income tax receivables related to the federal energy efficient homes tax credit, prepaid insurance, prepaid expenses, right-of-use (“ROU”) assets, investments in unconsolidated entities and other receivables. Our prepaid insurance and prepaid expenses were $12.0 million and $6.5 million as of December 31, 2021 and 2020, respectively.
Investment in Unconsolidated Entities
We have investments in unconsolidated entities with independent third parties. The equity method of accounting is used for unconsolidated entities over which we have significant influence; generally, this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we recognize our proportionate share of the earnings and losses of this entity. In the event we buy land from this entity we intend to defer the recognition of profits from such activities until the time we ultimately sell the related land. Additionally, in 2021, we entered into a mortgage joint venture, which is engaged in mortgage activities and primarily provides services to our retail homebuyers.
We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. If we determine that a loss in the value of any of the investments is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities, which is reflected in other income, net.
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recorded in general and administrative expenses. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in other income, net. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from two to five years for property and equipment and 30 years for our rental properties. Leasehold improvements are depreciated over the shorter of the asset life or the term of the lease. Maintenance and repair costs are expensed as incurred.
Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout the remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the years ended December 31, 2021, 2020 and 2019.
Goodwill
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC 805, Business Combinations. Goodwill that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The $12.0 million of goodwill is related to the reorganization transactions completed in connection with the initial public offering of our common stock in November 2013. In applying the goodwill impairment test, we have the option to perform a qualitative test. Under the optional qualitative test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing a quantitative test is necessary. Annually, we have performed a qualitative analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. No goodwill impairment charges were recorded in 2021, 2020 and 2019.
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
Cost of Sales
As discussed under “Real Estate Inventory” above, cost of sales for homes closed include the construction costs of each home and allocable land acquisition and land development costs, capitalized interest, and other related common costs (both incurred and estimated to be incurred).
Selling and Commission Costs
Sales commissions are paid and expensed based on homes closed. Other selling costs are expensed in the period incurred.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $7.7 million, $10.7 million and $20.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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

The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Retail home sales revenues	$2,700,866	$2,191,301	$1,714,277
Wholesale home sales revenues	349,283	176,628	123,877
Total home sales revenues	$3,050,149	$2,367,929	$1,838,154

The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 15 (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Central	$1,252,782	$850,375	$724,981
Southeast	594,742	559,226	347,817
Northwest	510,497	389,523	304,294
West	351,219	286,130	271,186
Florida	340,910	282,675	189,876
Home sales revenues	$3,050,149	$2,367,929	$1,838,154
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

4.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	December 31,
	2021	2020
Land, land under development, and finished lots	$1,499,761	$981,838
Information centers	28,665	30,201
Homes in progress	449,742	337,364
Completed homes	107,736	220,086
Total real estate inventory	$2,085,904	$1,569,489
See “Real Estate Inventory” under Note 2 for more information.
Interest and financing costs incurred under our debt obligations, as more fully discussed in Note 7, are capitalized to qualifying real estate projects under development and homes under construction.
5.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		December 31,
	Asset Life	2021	2020
	(years)
Computer software and equipment	2-5	$2,950	$3,152
Machinery and equipment	5	87	147
Furniture and fixtures	2-5	979	4,290
Rental properties	30	13,390	145
Leasehold improvements	5-10	1,345	682
Total property and equipment		18,751	8,416
Less: Accumulated depreciation		(1,807)	(4,798)
Property and equipment, net		$16,944	$3,618
During the year ended December 31, 2021, we transferred $13.2 million of home assets from real estate inventory to rental properties within property and equipment. We are lessors of homes. Contracts are typically one year or less.
Depreciation expense incurred for the years ended December 31, 2021, 2020 and 2019 was $1.1 million, $0.7 million and $0.6 million, respectively.

6.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Real estate inventory development and construction payable	48,656	29,938
Accrued compensation, bonuses and benefits	24,914	28,579
Taxes payable	11,604	26,181
Contract deposits	12,182	17,151
Accrued interest	7,431	10,853
Inventory related obligations	8,803	4,515
Lease liability	5,333	5,287
Warranty reserve	7,850	5,350
Other	9,836	7,154
Total accrued expenses and other liabilities	$136,609	$135,008
Inventory Related Obligations
We own lots in certain communities in Arizona, Florida, and Texas that have Community Development Districts or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, which is typically payable over a 30-year period, and is ultimately assumed by the homebuyer when home sales are closed. The obligations assumed by the homebuyer represent a non-cash cost of the lots.
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems.
Changes to our warranty accrual are as follows (in thousands):

	December 31,
	2021	2020	2019
Warranty reserves, beginning of period	$5,350	$3,500	$2,950
Warranty provision	11,223	7,040	5,286
Warranty expenditures	(8,723)	(5,190)	(4,736)
Warranty reserves, end of period	$7,850	$5,350	$3,500
7.     NOTES PAYABLE
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

As of December 31, 2021, the borrowing base under the Credit Agreement was $1.1 billion, of which borrowings, including the 2029 Senior Notes (as defined herein), of $817.4 million were outstanding, $9.1 million of letters of credit were outstanding and $321.3 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings at LIBOR plus 1.45%. The Credit Agreement applicable margin for LIBOR loans ranges from 1.45% to 2.10% based on our leverage ratio. At December 31, 2021, LIBOR was 0.10%; however, the Credit Agreement has a 0.50% LIBOR floor.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2021, we were in compliance with all of the covenants contained in the Credit Agreement.
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
Notes payable consist of the following (in thousands):

	December 31,
	2021	2020
Notes payable under the Credit Agreement ($850.0 million revolving credit facility at December 31, 2021) maturing on April 28, 2025; interest paid monthly at LIBOR plus 1.45%.	$517,439	$246,621
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%.	300,000	—
6.875% Senior Notes due July 15, 2026; interest paid semi-annually at 6.875%.	—	300,000
Net discount and debt issuance costs	(12,203)	(8,223)
Total notes payable	$805,236	$538,398
As of December 31, 2021, the annual aggregate maturities of notes payable during each of the next five fiscal years are as follows (in thousands):

Amount
2022	$—
2023	—
2024	—
2025	517,439
2026	—
Thereafter	300,000
Total notes payable	817,439
Less: Debt issuance costs	(12,203)
Net notes payable	$805,236
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest incurred	$28,360	$37,285	$45,555
Less: Amounts capitalized	(28,360)	(37,285)	(45,555)
Interest expense	$—	$—	$—

Cash paid for interest	$28,850	$34,924	$42,438
Included in interest incurred was amortization of deferred financing costs and discounts for notes payable of $2.9 million for each of the years ended December 31, 2021 and 2020 and $4.1 million for the year ended December 31, 2019.
8.     INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Current:
Federal	$95,343	$35,207	$47,886
State	16,999	11,112	7,169
Current tax provision	112,342	46,319	55,055
Deferred:
Federal	751	(2,136)	(1,637)
State	37	(229)	(194)
Deferred tax provision (benefit)	788	(2,365)	(1,831)
Total income tax provision	$113,130	$43,954	$53,224
 Income taxes paid were $127.9 million, $68.4 million and $38.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021		2020		2019
Tax at federal statutory rate	$114,081	21.0%	$77,248	21.0%	$48,685	21.0%
State income taxes (net of federal benefit)	13,467	2.5	8,530	2.3	5,497	2.4
Stock-based compensation	(2,243)	(0.4)	(994)	(0.3)	(1,749)	(0.8)
Non deductible expenses and other	4,343	0.8	439	0.1	771	0.4
Change in tax rates - deferred taxes	(367)	(0.1)	(78)	—	20	—
Federal energy efficient homes tax credits	(16,151)	(3.0)	(11,488)	(3.1)	—	—
Retroactive federal energy efficient homes tax credits	—	—	(29,703)	(8.1)	—	—
Tax at effective rate	$113,130	20.8%	$43,954	11.9%	$53,224	23.0%
The 2021 effective tax rate differs from the federal statutory rate primarily due to benefits associated with the federal energy efficient homes tax credits enacted into law in December 2019 and the deductions in excess of compensation cost (“windfalls”) for share-based payments, partially offset by state income tax expense on current year earnings and non-deductible salaries related to Section 162(m) of the Internal Revenue Code of 1986, as amended. The 2020 effective tax rate differs from the federal statutory rate primarily due to benefits associated with the federal energy efficient homes tax credits enacted into law in December 2019, partially offset by state income tax expense on current year earnings. The 2019 effective tax rate differs from the federal statutory rate primarily due to non-deductible salaries related to Section 162(m) of the Internal Revenue Code of 1986, as amended, and state income tax expense on current year earnings offset by the windfalls for share-based payments.
Income tax expense for 2021 includes a benefit of $16.2 million associated with the extension of federal energy efficient homes tax credits. Income tax expense for 2020 includes a benefit of $41.2 million associated with the extension of federal energy efficient homes tax credits, including $29.7 million related to homes closed in prior open tax years. The federal energy efficient homes tax credit provision applies to qualifying homes closed through December 31, 2021.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of net deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$5,163	$5,149
Leases	959	946
Inventory	470	239
Stock-based compensation	4,397	4,347
Other	310	56
Total deferred tax assets	11,299	10,737
Deferred tax liabilities:
Prepaids	(2,433)	(1,372)
Leases	(1,137)	(1,124)
Tax depreciation in excess of book depreciation	(488)	(499)
Goodwill and other assets amortized for tax	(860)	(738)
Other	(183)	(18)
Total deferred tax liabilities	(5,101)	(3,751)
Total net deferred tax assets	$6,198	$6,986
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
9.     EQUITY
We are authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2021 and 2020, no shares of preferred stock were issued or outstanding.
At December 31, 2021, we had 26,963,915 shares of common stock issued and 23,917,359 shares of common stock outstanding, including 3,046,556 treasury shares of our common stock. At December 31, 2020, we had 26,741,554 shares of common stock issued and 24,983,561 shares of common stock outstanding, including 1,757,993 treasury shares of our common stock.
On November 15, 2019, the Convertible Notes matured, which resulted in the principal payment of $70.0 million and the issuance of 2,381,751 shares of our common stock for the premium associated with the Convertible Notes.
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. In October 2020, the Board approved an increase in our stock repurchase program by an additional $300.0 million. For the year ended December 31, 2021, we repurchased 1,288,563 shares of our common stock for $193.8 million to be held as treasury stock. For the year ended December 31, 2020, we repurchased 718,993 shares of our common stock for $48.1 million to be held as treasury stock. For the year ended December 31, 2019, we did not repurchase any shares of our common stock. A total of 2,046,556 shares of our common stock has been repurchased since our stock repurchase program commenced. As of December 31, 2021, we may purchase up to $106.6 million of shares of our common stock under our stock repurchase program. On February 11, 2022, the Board approved an increase in our stock repurchase program by an additional $200.0 million, increasing the available authorization under the program to purchase up to $306.6 million of shares of our common stock as of the date of this Annual Report on Form 10-K. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020, and 2019.

	For the Year Ended December 31,
	2021	2020	2019
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$429,645	$323,895	$178,608
Denominator:
Basic weighted average shares outstanding	24,607,231	25,135,077	23,191,595
Effect of dilutive securities:
Convertible Notes - treasury stock method	—	—	1,966,639
Stock-based compensation units	301,760	245,483	272,607
Diluted weighted average shares outstanding	24,908,991	25,380,560	25,430,841

Basic earnings per share	$17.46	$12.89	$7.70
Diluted earnings per share	$17.25	$12.76	$7.02
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	5,970	9,482	14,211
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
Throughout 2019 to the maturity date of the Convertible Notes, the average market price of our common stock exceeded the conversion price of $21.52 per share; therefore, the calculation of diluted earnings per share for 2019 prior to the maturity date includes the effect of our common stock related to the conversion spread of the Convertible Notes.
10.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
A total of 3,000,000 shares of our common stock have been reserved for issuance under the LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Incentive Plan”). There were 117,874 restricted stock units (“RSUs”) outstanding at December 31, 2021, issued at a $0.00 exercise price.

The following table summarizes the activity of our time-vested RSUs:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	171,055	$39.04
Granted	62,512	$60.72
Vested	(55,230)	$26.47
Forfeited	(15,651)	$47.73
Balance at December 31, 2019	162,686	$50.84
Granted	56,735	$67.63
Vested	(73,360)	$40.77
Forfeited	(3,323)	$57.26
Balance at December 31, 2020	142,738	$62.54
Granted	29,664	$144.17
Vested	(47,213)	$65.99
Forfeited	(7,315)	$76.15
Balance at December 31, 2021	117,874	$80.85
In 2021, we issued 11,511 RSUs to senior management for the time-based portion of our 2021 long-term incentive compensation program and 8,094 RSUs for 2020 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2020, we issued 22,141 RSUs to senior management for the time-based portion of our 2020 long-term incentive compensation program and 15,585 RSUs for 2019 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2019, we issued 20,847 RSUs to senior management for the time-based portion of our 2019 long-term incentive compensation program and 16,159 RSUs for 2018 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In addition, during the years ended December 31, 2021, 2020 and 2019, we issued 10,059, 19,009 and 25,506 RSUs, respectively, to certain employees, executives and non-employee directors, which vest over periods ranging from one to three years. Under the terms of the grant award agreements, all of the RSUs may only be settled in shares of our common stock.
We recognized $3.3 million, $3.5 million, and $2.2 million of stock-based compensation expense related to RSUs for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, we had unrecognized compensation cost of $4.3 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.
Performance-Based Restricted Stock Units
The Compensation Committee of the Board has granted awards of performance-based RSUs (“PSUs”) under the 2013 Incentive Plan to certain members of senior management based on three-year performance cycles. At December 31, 2021, there were 215,807 PSUs outstanding that have been granted to certain members of management at a $0.00 exercise price. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year periods. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The terms of the PSUs provide that the payouts will be capped at 100% of the target number of PSUs granted if absolute total stockholder return is negative during the performance period, regardless of EPS performance; this market condition applies for amounts recorded above target. The compensation expense associated with the PSU grants is determined using the derived grant date fair value, based on a third-party valuation analysis, and expensed over the applicable period. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs can only be settled in shares of our common stock.

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2020	Target PSUs Granted	Target PSUs Vested	Target PSUs Forfeited	Target PSUs Outstanding at December 31, 2021	Weighted Average Grant Date Fair Value
2018	2018 - 2020	60,040	—	(60,040)	—	—	64.60
2019	2019 - 2021	81,242	—	—	—	81,242	56.49
2020	2020 - 2022	88,538	—	—	—	88,538	59.81
2021	2021 - 2023	—	46,027	—	—	46,027	141.00
Total		229,820	46,027	(60,040)	—	215,807
At December 31, 2021, management estimates that the recipients will receive approximately 200% of the 2021, 2020, and 2019 target number of PSUs at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $9.0 million, $9.2 million, and $4.8 million of total stock-based compensation expense related to PSUs for the years ended December 31, 2021, 2020 and 2019, respectively. The 2018 - 2020 performance period PSUs vested and issued on March 15, 2021 at 200% of the target number. At December 31, 2021, we had unrecognized compensation cost of $12.1 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.9 years.
Employee Stock Purchase Plan
The LGI Homes, Inc. Employee Stock Purchase Plan (the “ESPP”) provides for employees to make quarterly elections for payroll withholdings to purchase shares of our common stock at a 15% discount from the closing price of our common stock on the purchase date, which is the last business day of each calendar quarter. During the years ended December 31, 2021, 2020 and 2019, we issued 55,068, 60,918, and 47,731 shares of our common stock to the ESPP participants. We received net proceeds of approximately $7.1 million, $4.3 million and $2.9 million related to the ESPP for 2021, 2020, and 2019, respectively. We recognized $1.3 million, $0.8 million, and $0.5 million in stock compensation expense related to the ESPP for 2021, 2020, and 2019, respectively. The ESPP contributions are not refundable (other than in the case of termination of employment) and, therefore, the shares purchasable with the amounts withheld are included in weighted-average shares outstanding for both basic and diluted earnings per share. The maximum aggregate number of shares of our common stock which may be issued pursuant to the ESPP is 500,000 shares, and as of December 31, 2021, 233,254 shares of our common stock remain available for issuance under the ESPP.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of December 31, 2021, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.

In order to determine the fair value of the 2029 Senior Notes and the 2026 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at December 31, 2021 and 2020 (in thousands):

		December 31, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$299,302	$—	$—
2026 Senior Notes (2)	Level 2	$—	$—	$300,000	$340,388
(1)On June 28, 2021, we completed an offering of $300.0 million aggregate principal amount of the 2029 Senior Notes. See Note 7 for more details regarding this offering.
(2)On July 15, 2021, we redeemed all of the outstanding 2026 Senior Notes. See Note 7 for more details regarding the redemption.
12.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
For the year ended December 31, 2021, we completed a land purchase contract to purchase a total of 110 finished lots in Pasco County, Florida from an affiliate of one of our directors for a total base purchase price of approximately $4.0 million. The lots were purchased in takedowns, subject to a maximum price escalation of 6% per annum, and provide for additional payments to the seller at the time of sale to the homebuyer. In August 2019, we purchased our first takedown of 58 lots under the Pasco County contract for a base purchase price of approximately $2.1 million. In April 2021, we purchased the remaining land in a takedown of 52 lots under the Pasco County contract for a base purchase price of approximately $1.9 million.
For the year ended December 31, 2021, we completed a land purchase contract to purchase a total of 25 finished lots in Burnet County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $2.5 million.
For the year ended December 31, 2020, we purchased in three separate transactions a total of 55 finished lots in Montgomery County and Travis County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $4.7 million.
13.     RETIREMENT BENEFITS
Our employees are eligible to participate in a 401(k) savings plan. Employees are eligible to participate after completing 90 days of service and having attained the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. A discretionary match may be made by us of up to 100% of the first 4% of an eligible employee’s deferral, not to exceed the maximum allowed by law. For each of the years ended December 31, 2021, 2020 and 2019, our matching contributions were $4.6 million, $4.0 million and $2.9 million, respectively.
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

	December 31,
	2021	2020
Land deposits and option payments	$37,499	$34,097
Commitments under the land purchase contracts if the purchases are consummated	$921,345	$663,006
Lots under land purchase contracts	36,978	26,236
As of December 31, 2021 and 2020, approximately $19.3 million and $24.0 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated ROU assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.1 million and $4.9 million as of December 31, 2021 and 2020, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.3 million as of December 31, 2021 and 2020.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, totaled $1.7 million, $1.6 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the years ended December 31, 2021 and 2020 was $1.6 million and $1.4 million, respectively. As of December 31, 2021, the weighted-average discount rate was 4.93% and our weighted-average remaining life was 3.9 years. We do not have any significant lease contracts that have not yet commenced at December 31, 2021.
The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2021 (in thousands):

Year Ending December 31,	Operating leases
2022	$1,423
2023	1,263
2024	1,035
2025	753
2026	658
Thereafter	1,004
Total	6,136
Lease amount representing interest	(803)
Present value of lease liabilities	$5,333
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $206.8 million (including $9.1 million of letters of credit issued under the Credit Agreement) and $143.8 million (including $10.5 million of letters of credit issued under the Credit Agreement) at December 31, 2021 and 2020, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds, or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.

Investment in Unconsolidated Entities
In 2019, we became a limited partner in a real estate investment fund with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. Additionally, during 2021, we entered into a joint venture with a mortgage lender. As of December 31, 2021 and 2020, we have a total of $5.6 million and $3.9 million, respectively, within other assets on the balance sheet relating to our investment in the real estate investment fund and the mortgage joint venture. Contributions into these unconsolidated entities are used by the entities to invest in certain real estate transactions and to provide residential mortgage services, respectively.
15.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West and Florida divisions) that we aggregate into five qualifying reportable segments at December 31, 2021: our Central, Southeast, Northwest, West and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations. The Central division is our largest division and comprised approximately 41.1%, 35.9% and 39.4% of total home sales revenues for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Financial information relating to our reportable segments was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Central	$1,252,782	$850,375	$724,981
Southeast	594,742	559,226	347,817
Northwest	510,497	389,523	304,294
West	351,219	286,130	271,186
Florida	340,910	282,675	189,876
Total home sales revenues	$3,050,149	$2,367,929	$1,838,154

Net income (loss) before income taxes:
Central	$242,615	$154,772	$117,350
Southeast	105,572	79,394	30,316
Northwest	115,002	71,256	46,863
West	50,809	35,847	28,504
Florida	49,927	32,550	16,012
Corporate (1)	(21,150)	(5,970)	(7,213)
Total net income before income taxes	$542,775	$367,849	$231,832
(1) The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve and loss on extinguishment of debt. Actual warranty expenses are reflected within the reportable segments.

	December 31,
Assets:	2021	2020
Central	$857,174	$708,087
Southeast	438,423	401,725
Northwest	349,752	252,098
West	384,548	228,186
Florida	221,763	157,169
Corporate (1)	100,205	78,822
Total assets	$2,351,865	$1,826,087
(1) The Corporate balance consists primarily of cash, prepaid insurance, ROU assets, prepaid expenses, investments in unconsolidated entities and income tax receivables related to the federal energy efficient homes tax credit.

16.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2021	2021	2021	2021
Total home sales revenues	$705,953	$791,512	$751,608	$801,076
Gross margin	189,949	214,079	202,289	211,717
Income before income taxes	123,276	149,121	126,994	143,384
Net income	99,658	118,134	100,550	111,303
Basic earnings per share (1)	3.99	4.75	4.10	4.61
Diluted earnings per share (1)	3.95	4.71	4.05	4.53

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2020	2020	2020	2020
Total home sales revenues	$454,727	$481,602	$534,202	$897,398
Gross margin	106,564	117,973	135,231	243,329
Income before income taxes	54,889	68,597	77,815	166,548
Net income	42,839	55,624	89,004	136,428
Basic earnings per share (1)	1.69	2.22	3.55	5.45
Diluted earnings per share (1)	1.67	2.21	3.52	5.34
(1) Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In connection with respect to the preparation of the Company’s annual consolidated financial statements, and the processes under which they were prepared, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited LGI Homes, Inc.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, LGI Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 15, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Houston, Texas
February 15, 2022

ITEM 9B.    OTHER INFORMATION
    None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2022 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2022 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2022 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2022 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2022 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1)	The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.

Consolidated Financial Statements
The report of LGI Homes, Inc’s independent registered public accounting firm (PCAOB ID:42) with respect to the below-referenced financial statements and their report on internal control over financial reporting are included in Item 8 and Item 9A of this Form 10-K. Their consent appears as Exhibit 23.1 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Equity from December 31, 2018 to December 31, 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019

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

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on February 25, 2020).

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

LGI Homes, Inc.

Date:	February 15, 2022	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lipar	Chief Executive Officer and Chairman of the Board	February 15, 2022
Eric Lipar	(Principal Executive Officer)

/s/ Charles Merdian	Chief Financial Officer and Treasurer	February 15, 2022
Charles Merdian	(Principal Financial and Accounting Officer)

/s/ Ryan Edone	Director	February 15, 2022
Ryan Edone

/s/ Shailee Parikh	Director	February 15, 2022
Shailee Parikh

/s/ Bryan Sansbury	Director	February 15, 2022
Bryan Sansbury

/s/ Maria Sharpe	Director	February 15, 2022
Maria Sharpe

/s/ Steven Smith	Director	February 15, 2022
Steven Smith

/s/ Robert Vaharadian	Director	February 15, 2022
Robert Vaharadian