Form 10-Q
period 2022-03-31
LGI Homes, Inc.
filed 2022-05-03
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, there were 23,666,284 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$53,325	$50,514
Accounts receivable	48,489	57,909
Real estate inventory	2,335,570	2,085,904
Pre-acquisition costs and deposits	39,171	40,702
Property and equipment, net	19,420	16,944
Other assets	83,307	81,676
Deferred tax assets, net	2,933	6,198
Goodwill	12,018	12,018
Total assets	$2,594,233	$2,351,865

LIABILITIES AND EQUITY
Accounts payable	$21,965	$14,172
Accrued expenses and other liabilities	145,921	136,609
Notes payable	1,003,596	805,236
Total liabilities	1,171,482	956,017

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,187,895 shares issued and 23,666,284 shares outstanding as of March 31, 2022 and 26,963,915 shares issued and 23,917,359 shares outstanding as of December 31, 2021	271	269
Additional paid-in capital	297,451	291,577
Retained earnings	1,442,608	1,363,922
Treasury stock, at cost, 3,521,611 shares and 3,046,556 shares, respectively	(317,579)	(259,920)
Total equity	1,422,751	1,395,848
Total liabilities and equity	$2,594,233	$2,351,865

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Home sales revenues	$546,050	$705,953

Cost of sales	387,643	516,004
Selling expenses	34,398	42,783
General and administrative	28,289	24,723
Operating income	95,720	122,443
Other income, net	(3,830)	(833)
Net income before income taxes	99,550	123,276
Income tax provision	20,864	23,618
Net income	$78,686	$99,658
Earnings per share:
Basic	$3.30	$3.99
Diluted	$3.25	$3.95

Weighted average shares outstanding:
Basic	23,837,170	24,950,867
Diluted	24,194,321	25,220,872

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2021	26,963,915	$269	$291,577	$1,363,922	$(259,920)	$1,395,848
Net income	—	—	—	78,686	—	78,686
Restricted stock units granted for accrued annual bonuses	—	—	294	—	—	294
Stock repurchase	—	—	—	—	(57,659)	(57,659)
Compensation expense for equity awards	—	—	3,570	—	—	3,570
Stock issued under employee incentive plans	223,980	2	2,010	—	—	2,012
BALANCE— March 31, 2022	27,187,895	$271	$297,451	$1,442,608	$(317,579)	$1,422,751

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2020	26,741,554	$267	$270,598	$934,277	$(66,137)	$1,139,005
Net income	—	—	—	99,658	—	99,658
Restricted stock units granted for accrued annual bonuses	—	—	272	—	—	272
Stock repurchase	—	—	—	—	(25,827)	(25,827)
Compensation expense for equity awards	—	—	3,422	—	—	3,422
Stock issued under employee incentive plans	167,089	2	2,106	—	—	2,108
BALANCE— March 31, 2021	26,908,643	$269	$276,398	$1,033,935	$(91,964)	$1,218,638

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$78,686	$99,658
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(178)	—
Distributions of earnings from unconsolidated entities	129	—
Depreciation and amortization	348	288
Gain on disposal of assets	(1,564)	—
Compensation expense for equity awards	3,570	3,422
Deferred income taxes	3,264	3,636

Changes in assets and liabilities:
Accounts receivable	9,420	56,710
Real estate inventory	(251,612)	(41,692)
Pre-acquisition costs and deposits	1,531	(2,276)
Other assets	362	(4,192)
Accounts payable	7,793	27,876
Accrued expenses and other liabilities	10,464	17,256
Net cash provided by (used in) operating activities	(137,787)	160,686
Cash flows from investing activities:
Purchases of property and equipment	(993)	(1,279)
Investment in unconsolidated entities	(380)	(977)
Return of capital from unconsolidated entities	—	2,660
Net cash provided by (used in) investing activities	(1,373)	404
Cash flows from financing activities:
Proceeds from notes payable	197,617	104,844
Payments on notes payable	—	(230,000)
Proceeds from sale of stock, net of offering expenses	2,013	2,108
Stock repurchase	(57,659)	(25,827)
Net cash provided by (used in) financing activities	141,971	(148,875)
Net increase in cash and cash equivalents	2,811	12,215
Cash and cash equivalents, beginning of period	50,514	35,942
Cash and cash equivalents, end of period	$53,325	$48,157

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
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
The accompanying unaudited financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. We expect to adopt ASU 2020-04 and ASU 2021-01 when the Second Amendment (as defined herein) replaces LIBOR as the benchmark interest rate with the Secured Overnight Financing Rate (“SOFR”). We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.
2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Land, land under development and finished lots	$1,625,290	$1,499,761
Information centers	30,449	28,665
Homes in progress	577,880	449,742
Completed homes	101,951	107,736
Total real estate inventory	$2,335,570	$2,085,904
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
Interest and financing costs incurred under our debt obligations, as more fully discussed in Note 4, are capitalized to qualifying real estate projects under development and homes under construction.
During May and July of 2021, we acquired certain real estate assets owned by two private home builders and assumed certain related liabilities within the states of Minnesota and Texas for $67.0 million. These acquisitions are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). As of March 31, 2022, our purchase accounting for these acquisitions is final.

3.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Real estate inventory development and construction payable	$54,122	$48,656
Accrued compensation, bonuses and benefits	10,166	24,914
Taxes payable	28,918	11,604
Contract deposits	14,721	12,182
Accrued interest	4,047	7,431
Inventory related obligations	7,945	8,803
Warranty reserve	8,350	7,850
Lease liability	5,382	5,333
Other	12,270	9,836
Total accrued expenses and other liabilities	$145,921	$136,609
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Warranty reserves, beginning of period	$7,850	$5,350
Warranty provision	2,465	2,589
Warranty expenditures	(1,965)	(1,989)
Warranty reserves, end of period	$8,350	$5,950
4.     NOTES PAYABLE
Revolving Credit Agreement
On April 28, 2021, we entered into that certain Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2021 Credit Agreement”), which amended and restated that certain Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019. The 2021 Credit Agreement had revolving commitments of $850.0 million.
On April 29, 2022, we entered into that certain Lender Addition and Acknowledgement Agreement and Second Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Second Amendment”), which amends the 2021 Credit Agreement (as so amended and as otherwise amended prior to the date of the Second Amendment, the “Credit Agreement”). The Second Amendment, among other things, (a) increases the commitments under the 2021 Credit Agreement by an additional $250.0 million, bringing the total commitments under the Credit Agreement to $1.1 billion, and (b) replaces LIBOR as the benchmark interest rate with SOFR.
Borrowings under the Credit Agreement will bear interest, payable monthly in arrears, at the Company’s option, at either (1) term SOFR (based on 1, 3 or 6 month interest periods, as selected by the Company) plus a 10, 15 or 25 basis point adjustment, respectively, which rate will be subject to a 50 basis point floor, plus an applicable margin (ranging from 145 basis points to 210 basis points (the “Applicable Margin”)) based on the Company’s leverage ratio as determined in accordance with a pricing grid, and (2) term SOFR based on a 1 month interest period plus a 10 basis point adjustment, subject to a 50 basis point floor, plus the Applicable Margin.
The Credit Agreement matures on April 28, 2025. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of March 31, 2022, the borrowing base under the 2021 Credit Agreement was $1.1 billion, of which borrowings, including the 2029 Senior Notes, of $1.0 billion were outstanding, $25.0 million of letters of credit were outstanding and $108.3 million was available to borrow under the 2021 Credit Agreement.
Prior to the Second Amendment, interest was paid monthly on borrowings under the 2021 Credit Agreement at LIBOR plus 1.60%. Prior to the Second Amendment, the 2021 Credit Agreement applicable margin for LIBOR loans ranged from 1.45% to 2.10% based on our leverage ratio. At March 31, 2022, LIBOR was 0.40%; however, the 2021 Credit Agreement has a 0.50% LIBOR floor.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2022, we were in compliance with all of the covenants contained in the 2021 Credit Agreement.

Senior Notes Offering
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
Notes payable consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Notes payable under the 2021 Credit Agreement ($850.0 million revolving credit facility at March 31, 2022) maturing on April 28, 2025; interest paid monthly at LIBOR plus 1.60%.	$715,057	$517,439
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%.	300,000	300,000
Net debt issuance costs	(11,461)	(12,203)
Total notes payable	$1,003,596	$805,236
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest incurred	$7,027	$7,732
Less: Amounts capitalized	(7,027)	(7,732)
Interest expense	$—	$—

Cash paid for interest	$9,668	$12,633
Included in interest incurred was amortization of deferred financing costs and discounts for notes payable of $0.7 million for each of the three months ended March 31, 2022 and 2021.
5.     INCOME TAXES
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
For the three months ended March 31, 2022, our effective tax rate of 21.0% is equal to the Federal statutory rate primarily as a result of the deductions in excess of compensation cost for share-based payments, offset by an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit payments.
Income taxes paid were $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
6.     EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended March 31, 2022, we repurchased 475,055 shares of our common stock for $57.7 million to be held as treasury stock. During the three months ended March 31, 2021, we repurchased 216,221 shares of our common stock for $25.8 million to be held as treasury stock. A total of 2,521,611 shares of our common stock has been repurchased since our stock repurchase program commenced. As of March 31, 2022, we may purchase up to $249.0 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$78,686	$99,658
Denominator:
Basic weighted average shares outstanding	23,837,170	24,950,867
Effect of dilutive securities:
Stock-based compensation units	357,151	270,005
Diluted weighted average shares outstanding	24,194,321	25,220,872

Basic earnings per share	$3.30	$3.99
Diluted earnings per share	$3.25	$3.95
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	27,001	21,510
8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Three Months Ended March 31,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	117,874	$80.85	142,738	$62.54
Granted	36,675	$118.80	23,366	$141.00
Vested	(38,791)	$56.49	(30,407)	$64.44
Forfeited	(1,151)	$87.20	(1,627)	$61.58
Ending balance	114,607	$101.18	134,070	$75.79
We recognized $0.8 million of stock-based compensation expense related to outstanding RSUs for each of the three months ended March 31, 2022 and 2021. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At March 31, 2022, we had unrecognized compensation cost of $7.4 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years.

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
The following table summarizes the activity of our PSUs for the three months ended March 31, 2022:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2021	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding at March 31, 2022	Weighted Average Grant Date Fair Value
2019	2019 - 2021	81,242	—	(767)	(80,475)	—	$56.49
2020	2020 - 2022	88,538	—	(1,494)	—	87,044	$59.81
2021	2021 - 2023	46,027	—	—	—	46,027	$141.00
2022	2022 - 2024	—	66,909	—	—	66,909	$118.80
Total		215,807	66,909	(2,261)	(80,475)	199,980
At March 31, 2022, management estimates that the recipients will receive approximately 100%, 200% and 200% of the 2022, 2021 and 2020 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $2.3 million and $2.2 million of total stock-based compensation expense related to outstanding PSUs for the three months ended March 31, 2022 and 2021, respectively. The 2019 - 2021 performance period PSUs vested and issued on March 15, 2022 at 200% of the target number. At March 31, 2022, we had unrecognized compensation cost of $17.6 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.3 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of March 31, 2022, the 2021 Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.

In order to determine the fair value of the 2029 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at March 31, 2022 and December 31, 2021 (in thousands):

		March 31, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$269,352	$300,000	$299,302
(1)See Note 4 for more details regarding the offering of the 2029 Senior Notes.
10.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
We did not enter into or complete any land purchase contracts with affiliates during the three months ended March 31, 2022.
As of March 31, 2021, we had a land purchase contract to purchase a total of 25 finished lots in Burnet County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $2.5 million. Additionally, we had a land purchase contract to purchase a total of 110 finished lots in Pasco County, Florida from an affiliate of one of our directors for a total base purchase price of approximately $4.0 million. As of December 31, 2021, we completed both the land purchase contracts in Burnet County and Pasco County.
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

	March 31, 2022	December 31, 2021
Land deposits and option payments	$34,905	$37,499
Commitments under the land purchase contracts if the purchases are consummated	$837,001	$921,345
Lots under land purchase contracts	34,191	36,978
As of March 31, 2022 and December 31, 2021, approximately $19.4 million and $19.3 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.

Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.1 million as of each of March 31, 2022 and December 31, 2021. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.4 million and $5.3 million at March 31, 2022 and December 31, 2021, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the three months ended March 31, 2022 and 2021 was $0.4 million and $0.2 million, respectively. As of March 31, 2022, the weighted-average discount rate was 5.2% and our weighted-average remaining life was 3.1 years. We do not have any significant lease contracts that have not yet commenced at March 31, 2022.
The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2022 (in thousands):

Year Ending December 31,	Operating leases
2022	1,133
2023	1,335
2024	1,067
2025	884
2026	776
Thereafter	1,054
Total	6,249
Lease amount representing interest	(867)
Present value of lease liabilities	$5,382
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $268.8 million (including $25.0 million of letters of credit issued under the 2021 Credit Agreement) and $206.8 million at March 31, 2022 and December 31, 2021, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
In 2019, we entered as a limited partner into a real estate investment fund with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. Additionally, in 2021, we entered into a joint venture with a mortgage lender. As of March 31, 2022 and December 31, 2021, we have a total of $6.0 million and $5.6 million, respectively, within other assets on the balance sheet relating to our investment in this real estate investment fund and this mortgage joint venture. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively.
12.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our luxury series spec homes sold under our Terrata Homes brand.

The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended March 31,
	2022	2021
Retail home sales revenues	$494,206	$643,572
Wholesale home sales revenues	51,844	62,381
Total home sales revenues	$546,050	$705,953
Our home sales revenues are disaggregated by geography, based on our determined reportable segments. See Note 13 for tabular presentation of this information.
13.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five qualifying reportable segments at March 31, 2022: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations.
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
Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Central	$262,298	$288,750
Southeast	72,463	136,551
Northwest	102,874	118,191
West	55,583	81,148
Florida	52,832	81,313
Total home sales revenues	$546,050	$705,953

Net income (loss) before income taxes:
Central	$57,740	$55,634
Southeast	10,129	19,831
Northwest	27,584	25,994
West	(231)	12,611
Florida	5,360	10,816
Corporate (1)	(1,032)	(1,610)
Total net income before income taxes	$99,550	$123,276
(1)The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	March 31, 2022	December 31, 2021
Assets:
Central	$894,491	$857,174
Southeast	501,937	438,423
Northwest	402,697	349,752
West	460,402	384,548
Florida	236,118	221,763
Corporate (1)	98,588	100,205
Total assets	$2,594,233	$2,351,865
(1)The Corporate balance consists primarily of cash, prepaid insurance, ROU assets, prepaid expenses, investments in unconsolidated entities and tax receivables.

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
Birmingham, AL
Nashville, TN
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 50,000 homes. During the three months ended March 31, 2022, we had 1,599 home closings, compared to 2,561 home closings during the three months ended March 31, 2021.
At March 31, 2022, we had 88 active communities, including seven Terrata Homes communities. At March 31, 2021, we had 110 active communities, including two Terrata Homes communities.
During the three months ended March 31, 2022, we recorded $51.8 million in wholesale revenues as a result of 213 home closings, representing 13.3% of the total homes closed during the three months ended March 31, 2022. During the three months ended March 31, 2021, we recorded $62.4 million in wholesale revenues as a result of 283 home closings, representing 11.1% of the total homes closed during the three months ended March 31, 2021. We believe our wholesale home closings provide opportunities for us to leverage our systems and processes to meet the needs of companies looking to acquire multiple homes for rental purposes, primarily through bulk sales agreements.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, and in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. The outbreak and spread of COVID-19 and variants thereof (hereinafter collectively referred to as “COVID-19”) and resulting containment efforts by governmental, regulatory and health agencies caused significant disruptions in the global economy, including tightened supply chains, raw material price volatility and significant cost inflation. During the three months ended March 31, 2022, we continued to experience significant supply chain disruptions that extended construction and development cycles and delayed home closings and the opening of new communities. While we continue to carefully manage our supply chain to limit impacts to our business and customers, we believe these COVID-19 related global shortages will continue to impact our operations as long as the dynamics surrounding the pandemic persist. We also believe that the desire for our single-family homes remains strong.
During the three months ended March 31, 2022, we closed 1,599 homes compared to 2,561 homes closed in the same period last year. The first quarter of 2021 was one of the strongest in our history during which we set new Company records with respect to a number of financial metrics. The decline in home closings was attributable to longer lead times relating to labor, materials and municipality activities that increased our construction and development cycle times and negatively impacted the timing of closings. We expect continued cost inflation, building material shortages and longer municipality lead times will persist until demand for new homes normalizes and global supply chain constraints ease.

For additional discussion regarding our operations and COVID-19, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For additional discussion regarding risks associated with the COVID-19 pandemic, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recent Developments
On April 29, 2022, amounts available to the Company under the Credit Agreement (as defined herein) were increased by $250.0 million to $1.1 billion, in accordance with the terms and conditions of the Second Amendment (as defined herein).
Key Results
Key financial results as of and for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, were as follows:
•Home sales revenues decreased 22.7% to $546.1 million from $706.0 million.
•Homes closed decreased 37.6% to 1,599 homes from 2,561 homes.
•Average sales price per home closed increased 23.9% to $341,495 from $275,655.
•Gross margin as a percentage of home sales revenues increased to 29.0% from 26.9%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 30.3% from 28.5%.
•Net income before income taxes decreased 19.2% to $99.6 million from $123.3 million.
•Net income decreased 21.0% to $78.7 million from $99.7 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 19.1% from 19.0%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 18.8% from 19.0%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 93,270 lots at March 31, 2022 and 91,845 lots at December 31, 2021.

Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$546,050	$705,953
Expenses:
Cost of sales	387,643	516,004
Selling expenses	34,398	42,783
General and administrative	28,289	24,723
Operating income	95,720	122,443
Other income, net	(3,830)	(833)
Net income before income taxes	99,550	123,276
Income tax provision	20,864	23,618
Net income	$78,686	$99,658
Basic earnings per share	$3.30	$3.99
Diluted earnings per share	$3.25	$3.95
Other Financial and Operating Data:
Average community count	89.0	106.3
Community count at end of period	88	110
Home closings	1,599	2,561
Average sales price per home closed	$341,495	$275,655
Gross margin (1)	$158,407	$189,949
Gross margin % (2)	29.0%	26.9%
Adjusted gross margin (3)	$165,202	$201,433
Adjusted gross margin % (2)(3)	30.3%	28.5%
EBITDA (4)	$104,411	$134,236
EBITDA margin % (2)(4)	19.1%	19.0%
Adjusted EBITDA (4)	$102,863	$134,215
Adjusted EBITDA margin % (2)(4)	18.8%	19.0%
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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the three months ended March 31, 2022 and 2021 were as follows (revenues in thousands):

	Three Months Ended March 31, 2022					As of March 31, 2022
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$262,298	844	$310,780	30.0	9.4	29
Southeast	72,463	238	304,466	20.0	4.0	21
Northwest	102,874	201	511,811	10.3	6.5	9
West	55,583	142	391,430	10.0	4.7	10
Florida	52,832	174	303,632	18.7	3.1	19
Total	$546,050	1,599	$341,495	89.0	6.0	88

	Three Months Ended March 31, 2021					As of March 31, 2021
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$288,750	1,127	$256,211	37.3	10.1	38
Southeast	136,551	548	249,181	27.7	6.6	29
Northwest	118,191	296	399,294	10.6	9.3	11
West	81,148	249	325,896	10.7	7.8	11
Florida	81,313	341	238,455	20.0	5.7	21
Total	$705,953	2,561	$275,655	106.3	8.0	110
Home sales revenues for the three months ended March 31, 2022 were $546.1 million, a decrease of $159.9 million, or 22.7%, from $706.0 million for the three months ended March 31, 2021. The decrease in home sales revenues is primarily due to a 37.6% decrease in homes closed partially offset by an increase in the average sales price per home closed during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The average sales price per home closed during the three months ended March 31, 2022 was $341,495, an increase of $65,840, or 23.9%, from the average sales price per home closed of $275,655 for the three months ended March 31, 2021. The increase in the average sales price per home closed is primarily due to our ability to pass through cost increases associated with construction in favorable pricing environments. Additionally, we experienced higher price points in all reportable segments. The overall decrease in home closings is a result of lower average community count and overall lower absorption pace during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The overall decrease in average community count relates to timing associated with the opening, close out or transition between certain active communities during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The overall decrease in absorption relates to increased cycle times that are pandemic related production disruptions. These disruptions have caused varying degrees for supply chain constraints in the markets we serve and have shifted the timing of when we put homes under contract with our customers.
Home sales revenues in our Central reportable segment decreased by $26.5 million, or 9.2%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a 25.1% decrease in the number of homes closed driven by a decrease in the average community count at a slightly lower absorption rate in this reportable segment, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Southeast reportable segment decreased by $64.1 million, or 46.9%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a 56.6% decrease in the number of homes closed driven by a decrease in the average community count at a slightly lower absorption rate in this reportable segment, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Northwest reportable segment decreased by $15.3 million, or 13.0%, during the three months ended March 31, 2022 as compared to the three months ended March 31,

2021, primarily due to a 32.1% decrease in the number of homes closed driven by a slight decrease in the average community count at a lower absorption rate in this reportable segment, partially offset by a sharp increase in the average sales price per home closed. Home sales revenues in our West reportable segment decreased by $25.6 million, or 31.5%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a 43.0% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate in this reportable segment, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Florida reportable segment decreased by $28.5 million, or 35.0%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to a 49.0% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate in this reportable segment, partially offset by the increase of 27.3% in the average sales price per home closed. Differing absorption rates in our reportable segments was generally related to available homes to sell.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales decreased for the three months ended March 31, 2022 to $387.6 million, a decrease of $128.4 million, or 24.9%, from $516.0 million for the three months ended March 31, 2021. This overall decrease is primarily due to a 37.6% decrease in homes closed. The increase in gross margin as a percentage of home sales revenues during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to raising prices higher than increases in input costs, in addition to lower capitalized interest and lower overhead and lot costs. Gross margin for the three months ended March 31, 2022 was $158.4 million, a decrease of $31.5 million, or 16.6%, from $189.9 million for the three months ended March 31, 2021. Gross margin as a percentage of home sales revenues was 29.0% for the three months ended March 31, 2022 and 26.9% for the three months ended March 31, 2021. This increase in gross margin as a percentage of home sales revenues was primarily due to raising prices higher than increases in input costs for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Selling Expenses. Selling expenses for the three months ended March 31, 2022 were $34.4 million, a decrease of $8.4 million, or 19.6%, from $42.8 million for the three months ended March 31, 2021. Sales commissions decreased to $20.1 million for the three months ended March 31, 2022 from $26.3 million for the three months ended March 31, 2021, partially due to a 22.7% decrease in home sales revenues during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Selling expenses as a percentage of home sales revenues were 6.3% and 6.1% for the three months ended March 31, 2022 and 2021, respectively. The increase in selling expenses as a percentage of home sales revenues was driven primarily by the decrease in home sales revenues during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
General and Administrative. General and administrative expenses for the three months ended March 31, 2022 were $28.3 million, an increase of $3.6 million, or 14.4%, from $24.7 million for the three months ended March 31, 2021. The increase in the amount of general and administrative expenses is primarily due higher overhead and increased headcount in certain departments during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. General and administrative expenses as a percentage of home sales revenues were 5.2% and 3.5% for the three months ended March 31, 2022 and 2021, respectively.
Other Income. Other income, net of other expenses was $3.8 million for the three months ended March 31, 2022, an increase of $3.0 million from $0.8 million for the three months ended March 31, 2021. The increase in other income primarily reflects the gain realized from sale of land not directly associated with our core homebuilding operations and to a lesser extent other miscellaneous income.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended March 31, 2022 was $95.7 million, a decrease of $26.7 million, or 21.8%, from $122.4 million for the three months ended March 31, 2021. Net income before income taxes for the three months ended March 31, 2022 was $99.6 million, a decrease of $23.7 million, or 19.2%, from $123.3 million for the three months ended March 31, 2021. The following reportable segments contributed to net income before income taxes during the three months ended March 31, 2022 as follows: Central - $57.7 million or 58.0%; Southeast - $10.1 million or 10.2%; Northwest - $27.6 million or 27.7%; and Florida - $5.4 million or 5.4%. Our West reportable segment had a $(0.2) million, or (0.2)%, net loss primarily attributable to an ongoing local tax audit impacting our Arizona markets. The decreases in operating income and net income before income taxes are primarily attributed to the decrease in home sales revenues, partially offset by higher average sales price per home closed during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Income Taxes. Income tax provision for the three months ended March 31, 2022 was $20.9 million, a decrease of $2.8 million, or 11.7%, from income tax provision of $23.6 million for the three months ended March 31, 2021. The decrease in the amount of income tax provision is primarily due to the 19.2% decrease in net income before taxes, offset by the tax benefits relating to the federal energy efficient homes tax credits that expired in 2021. The increase in our effective tax rate to 21.0% from 19.2% results from an increase in the rate due to the expiration of the tax benefits relating to the federal energy efficient homes tax credits and an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue

Code, as amended, offset by a decrease in the rate for deductions in excess of compensation cost for share-based payments for the three months ended March 31, 2022.
Net Income. Net income for the three months ended March 31, 2022 was $78.7 million, a decrease of $21.0 million, or 21.0%, from $99.7 million for the three months ended March 31, 2021. The decrease in net income is primarily attributed to overall lower homes closed, offset by higher average sales price per home closed at higher gross margins on a per home basis, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Home sales revenues	$546,050	$705,953
Cost of sales	387,643	516,004
Gross margin	158,407	189,949
Capitalized interest charged to cost of sales	4,513	10,672
Purchase accounting adjustments (1)	2,282	812
Adjusted gross margin	$165,202	$201,433
Gross margin % (2)	29.0%	26.9%
Adjusted gross margin % (2)	30.3%	28.5%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$78,686	$99,658
Income tax provision (benefit)	20,864	23,618
Depreciation and amortization	348	288
Capitalized interest charged to cost of sales	4,513	10,672
EBITDA	104,411	134,236
Purchase accounting adjustments(1)	2,282	812
Other income, net	(3,830)	(833)
Adjusted EBITDA	$102,863	$134,215
EBITDA margin %(2)	19.1%	19.0%
Adjusted EBITDA margin %(2)	18.8%	19.0%
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
Our net orders decreased in the first quarter of 2022 primarily due to the availability of finished lots brought on by sustained demand and the rapid pace of fluctuating rising costs for certain supplies and labor experienced in 2021. During the first half of 2021, due to limited supply, we elected to not enter into sales contracts until construction on the home had begun and our costs for the home were readily determined. In the first quarter of 2022, to mitigate continuing cost volatility, we have further modified our traditional timing of when to enter into our sales contracts until later in the construction cycle to align with the dynamic pricing environment.
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Three Months Ended March 31,
	2022 (4)	2021 (5)
Net orders (1)	1,973	5,229
Cancellation rate (2)	15.6%	10.5%
Ending backlog – homes (3)	2,429	5,632
Ending backlog – value (3)	$849,117	$1,595,879
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
(4)As of March 31, 2022, we had 374 units related to bulk sales agreements associated with our wholesale business.
(5)As of March 31, 2021, we had 1,344 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 88 and 101 active communities as of March 31, 2022 and December 31, 2021, respectively. The overall decrease in community count is seen as transitory, primarily due to the close out of active communities and to a lesser extent available finished lots in certain active markets. Generally, it takes us two to three years to turn raw or undeveloped land into an active community.
Our lot inventory increased to 93,270 owned or controlled lots as of March 31, 2022 from 91,845 owned or controlled lots as of December 31, 2021.
The table below shows (i) home closings by reportable segment for the three months ended March 31, 2022 and (ii) our owned or controlled lots by reportable segment as of March 31, 2022.

	Three Months Ended March 31, 2022	As of March 31, 2022
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	844	23,769	13,999	37,768
Southeast	238	15,822	5,620	21,442
Northwest	201	6,790	2,559	9,349
West	142	8,358	7,040	15,398
Florida	174	4,340	4,973	9,313
Total	1,599	59,079	34,191	93,270
(1)Of the 59,079 owned lots as of March 31, 2022, 47,222 were raw/under development lots and 11,857 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of March 31, 2022, we had a total of 676 completed homes, including information centers, and 3,762 homes in progress.
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. In addition, the majority of our raw materials is supplied to us by our subcontractors, and is included in the price of our contract with such subcontractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Substantially all of our construction work is done by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities and lumber. For the three months ended March 31, 2022, we have experienced delays in varying degrees in our materials and components. We could see additional cost pressures associated with lumber and other materials in future quarters. Generally, we have been able to increase the sales prices of our homes to absorb these increased costs.
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
Liquidity and Capital Resources
Overview
As of March 31, 2022, we had $53.3 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of an acquisition and repurchase share of our common stock. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.

Short-term Liquidity and Capital Resources
We generally rely on our ability to finance our operations by generating operating cash flows and borrowing under the Credit Agreement (as defined below) to adequately fund our short-term working capital obligations and to purchase land and other assets, develop lots and homes and repurchase shares of our common stock. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing financing strategy. We also rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects.
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
Long-term Liquidity and Capital Resources
We believe that our long-term principal uses of liquidity and capital resources will be inventory related purchases concerning land, lot development, repurchase shares of our common stock, other capital expenditures, and principal and interest payments on our debt obligations maturing in 2025 and 2029. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available to borrow under the Credit Agreement or through accessing debt or equity capital, as needed, although no assurance can be provided that such additional debt or equity capital will be available when needed or on terms that we find attractive. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance our indebtedness, or dispose of certain assets to fund our operating activities and capital needs.
Revolving Credit Facility
On April 29, 2022, we entered into that certain Lender Addition and Acknowledgement Agreement and Second Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Second Amendment”), which amended that certain Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2021 Credit Agreement” and, as so amended and as otherwise amended prior to the date of the Second Amendment, the “Credit Agreement”). The Credit Agreement contains revolving commitments of $1.1 billion, subject to a borrowing base primarily consisting of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement.
The Credit Agreement matures on April 28, 2025. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The 2021 Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of March 31, 2022, the borrowing base under the 2021 Credit Agreement was $1.1 billion, of which borrowings, including the 2029 Senior Notes, of $1.0 billion were outstanding, $25.0 million of letters of credit were outstanding and $108.3 million was available to borrow under the 2021 Credit Agreement.
For a further description of the Credit Agreement, please refer to Note 4, “Notes Payable” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Senior Notes Offering
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $268.8 million as of March 31, 2022. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of March 31, 2022 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended March 31, 2022, we repurchased 475,055 shares of our common stock for $57.7 million to be held as treasury stock. A total of 2,521,611 shares of our common stock has been repurchased since our stock repurchase program commenced. As of March 31, 2022, we may purchase up to $249.0 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $137.8 million for the three months ended March 31, 2022. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the three months ended March 31, 2022 was primarily driven by cash outflow from the $251.6 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and partially offset by net income of $78.7 million, as well as the $9.4 million and $10.5 million increase in the net change in accounts receivable and accrued expenses and other liabilities, respectively.
Net cash provided by operating activities was $160.7 million for the three months ended March 31, 2021. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the three months ended March 31, 2021 was primarily driven by net income of $99.7 million, and included cash outflow from the $41.7 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and a $56.7 million and $27.9 million increase in the net change in accounts receivable and accounts payable.
Investing Activities
Net cash used in investing activities was $1.4 million for the three months ended March 31, 2022, primarily due to the purchase of property and equipment and additional investment in unconsolidated entities.
Net cash provided by investing activities was $0.4 million for the three months ended March 31, 2021, primarily due to the return of capital with our investment in an unconsolidated entity, offset by the purchase of property and equipment, as well as an additional investment in an unconsolidated entity.
Financing Activities
Net cash provided by financing activities was $142.0 million for the three months ended March 31, 2022, primarily driven by $197.6 million of borrowings under the 2021 Credit Agreement, offset by the $57.7 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock.
Net cash used in financing activities was $148.9 million for the three months ended March 31, 2021, primarily driven by $230.0 million of payments on the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2019 (as amended, the “2020 Credit Agreement”) and by the $25.8 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock, offset by borrowings of $104.8 million under the 2020 Credit Agreement.

Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. During the three months ended March 31, 2022, we have experienced a significant increase in land, labor, materials and construction costs, which we currently expect to continue for the foreseeable future. Generally, we have been able to increase the sales prices of our homes to absorb such increased costs. See “Industry and Economic Risks—Inflation could adversely affect our business and financial results” in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Material Cash Requirements
As of March 31, 2022, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Critical Accounting Policies and Estimates
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•adverse economic changes either nationally or in the markets in which we operate, including, among other things, potential impacts from political uncertainty, civil unrest, increases in unemployment, volatility of mortgage interest rates, supply chain disruptions (including due to the conflict in Ukraine and the wide-ranging sanctions the United States and other countries have imposed or may further impose on Russian business sectors, financial organizations, individuals and raw materials) and inflation and decreases in housing prices;
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
•other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and
•the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($300.0 million aggregate principal amount of the 2029 Senior Notes and certain inventory related obligations) and variable-rate debt (our $1.1 billion Credit Agreement) as part of financing our operations. We do not have the obligation to prepay the 2029 Senior Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
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
As of March 31, 2022, we had $715.1 million of variable rate indebtedness outstanding under the 2021 Credit Agreement. All of the outstanding borrowings under the 2021 Credit Agreement were at variable rates based on LIBOR, and all of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of March 31, 2022 was LIBOR plus 1.60%. At March 31, 2022, LIBOR was 0.40%, subject to the 0.50% LIBOR floor as included in the 2021 Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the LIBOR floor on our variable rate indebtedness would increase our annual interest cost by approximately $7.2 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchase of shares of our common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 1-31, 2022	—	$—	—	$106,630
February 1-28, 2022	108,314	$121.87	108,314	$293,430
March 1-31, 2022	366,741	$121.23	366,741	$248,971
	475,055	$121.37	475,055
(1)In February 2022, the Board approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

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
10.1*
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 22, 2022, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.2*
Lender Addition and Acknowledgement Agreement and Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent.

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

LGI Homes, Inc.

Date:	May 3, 2022	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	May 3, 2022	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer