Form 10-Q
period 2022-06-30
LGI Homes, Inc.
filed 2022-08-02
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, there were 23,272,607 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$41,971	$50,514
Accounts receivable	52,106	57,909
Real estate inventory	2,633,706	2,085,904
Pre-acquisition costs and deposits	38,277	40,702
Property and equipment, net	20,311	16,944
Other assets	69,481	81,676
Deferred tax assets, net	5,487	6,198
Goodwill	12,018	12,018
Total assets	$2,873,357	$2,351,865

LIABILITIES AND EQUITY
Accounts payable	$40,162	$14,172
Accrued expenses and other liabilities	163,811	136,609
Notes payable	1,155,463	805,236
Total liabilities	1,359,436	956,017

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,212,108 shares issued and 23,272,636 shares outstanding as of June 30, 2022 and 26,963,915 shares issued and 23,917,359 shares outstanding as of December 31, 2021	271	269
Additional paid-in capital	302,688	291,577
Retained earnings	1,565,984	1,363,922
Treasury stock, at cost, 3,939,472 shares and 3,046,556 shares, respectively	(355,022)	(259,920)
Total equity	1,513,921	1,395,848
Total liabilities and equity	$2,873,357	$2,351,865

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Home sales revenues	$723,069	$791,512	$1,269,119	$1,497,465

Cost of sales	491,710	577,433	879,353	1,093,437
Selling expenses	43,269	44,796	77,667	87,579
General and administrative	29,084	23,276	57,373	47,999
Operating income	159,006	146,007	254,726	268,450
Loss on extinguishment of debt	—	662	—	662
Other income, net	(4,006)	(3,776)	(7,836)	(4,609)
Net income before income taxes	163,012	149,121	262,562	272,397
Income tax provision	39,636	30,987	60,500	54,605
Net income	$123,376	$118,134	$202,062	$217,792
Earnings per share:
Basic	$5.24	$4.75	$8.53	$8.75
Diluted	$5.20	$4.71	$8.43	$8.66

Weighted average shares outstanding:
Basic	23,552,883	24,844,644	23,694,241	24,897,462
Diluted	23,745,853	25,061,812	23,968,263	25,138,691

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2021	26,963,915	$269	$291,577	$1,363,922	$(259,920)	$1,395,848
Net income	—	—	—	78,686	—	78,686
Restricted stock units granted for accrued annual bonuses	—	—	294	—	—	294
Stock repurchase	—	—	—	—	(57,659)	(57,659)
Compensation expense for equity awards	—	—	3,570	—	—	3,570
Stock issued under employee incentive plans	223,980	2	2,010	—	—	2,012
BALANCE— March 31, 2022	27,187,895	$271	$297,451	$1,442,608	$(317,579)	$1,422,751
Net income	—	—	—	123,376	—	123,376
Stock repurchase	—	—	—	—	(37,443)	(37,443)
Compensation expense for equity awards	—	—	3,545	—	—	3,545
Stock issued under employee incentive plans	24,213	—	1,692	—	—	1,692
BALANCE— June 30, 2022	27,212,108	$271	$302,688	$1,565,984	$(355,022)	$1,513,921

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

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$202,062	$217,792
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(1,840)	—
Distributions of earnings from unconsolidated entities	1,214	—
Depreciation and amortization	730	537
Loss on extinguishment of debt	—	662
(Gain) loss on disposal of assets	(1,564)	350
Compensation expense for equity awards	7,115	6,817
Deferred income taxes	711	889

Changes in assets and liabilities:
Accounts receivable	5,803	46,417
Real estate inventory	(547,579)	(158,704)
Pre-acquisition costs and deposits	2,425	(1,604)
Other assets	19,384	(13,415)
Accounts payable	25,990	43,902
Accrued expenses and other liabilities	22,249	(3,791)
Net cash provided by (used in) operating activities	(263,300)	139,852
Cash flows from investing activities:
Purchases of property and equipment	(993)	(1,139)
Investment in unconsolidated entities	(1,462)	(4,005)
Return of capital from unconsolidated entities	—	2,660
Payment for business acquisition	—	(27,279)
Net cash used in investing activities	(2,455)	(29,763)
Cash flows from financing activities:
Proceeds from notes payable	371,177	617,653
Payments on notes payable	(20,000)	(564,000)
Loan issuance costs	(2,567)	(10,500)
Proceeds from sale of stock, net of offering expenses	3,704	4,123
Stock repurchase	(95,102)	(81,603)
Net cash provided by (used in) financing activities	257,212	(34,327)
Net increase (decrease) in cash and cash equivalents	(8,543)	75,762
Cash and cash equivalents, beginning of period	50,514	35,942
Cash and cash equivalents, end of period	$41,971	$111,704

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
The accompanying unaudited financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recent Accounting Pronouncements
Effective April 28, 2022, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. Effective April 28, 2022, we adopted FASB ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. The adoption of both ASU 2020-04 and ASU 2021-01 replaced LIBOR as the benchmark interest rate with the Secured Overnight Financing Rate (“SOFR”) and did not have a material effect on our consolidated financial statements or related disclosures.
2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Land, land under development and finished lots	$1,776,558	$1,499,761
Information centers	30,770	28,665
Homes in progress	684,357	449,742
Completed homes	142,021	107,736
Total real estate inventory	$2,633,706	$2,085,904
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

3.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Real estate inventory development and construction payable	$63,296	$48,656
Accrued compensation, bonuses and benefits	16,652	24,914
Taxes payable	19,619	11,604
Contract deposits	9,030	12,182
Accrued interest	8,063	7,431
Inventory related obligations	14,051	8,803
Warranty reserve	9,350	7,850
Lease liability	5,212	5,333
Other	18,538	9,836
Total accrued expenses and other liabilities	$163,811	$136,609
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warranty reserves, beginning of period	$8,350	$5,950	$7,850	$5,350
Warranty provision	2,642	3,396	5,107	5,985
Warranty expenditures	(1,642)	(2,796)	(3,607)	(4,785)
Warranty reserves, end of period	$9,350	$6,550	$9,350	$6,550
4.     NOTES PAYABLE
Revolving Credit Agreement
On April 29, 2022, we entered into that certain Lender Addition and Acknowledgement Agreement and Second Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Second Amendment” and, as so amended, “the Credit Agreement”), which amended that certain Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2021 Credit Agreement”). The Second Amendment, among other things, (a) increased the commitments under the 2021 Credit Agreement by an additional $250.0 million, bringing the total commitments under the Credit Agreement to $1.1 billion, and (b) replaced LIBOR as the benchmark interest rate with SOFR.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) term SOFR (based on 1, 3 or 6 month interest periods, as selected by the Company) plus a 10, 15 or 25 basis point adjustment, respectively, which rate is subject to a 50 basis point floor, plus an applicable margin (ranging from 145 basis points to 210 basis points (the “Applicable Margin”)) based on the Company’s leverage ratio as determined in accordance with a pricing grid, and (2) term SOFR based on a 1 month interest period plus a 10 basis point adjustment, subject to a 50 basis point floor, plus the Applicable Margin.
The Credit Agreement matures on April 28, 2025. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of June 30, 2022, the borrowing base under the Credit Agreement was $1.4 billion, of which borrowings, including the 2029 Senior Notes, of $1.2 billion were outstanding, $26.9 million of letters of credit were outstanding and $203.7 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings under the Credit Agreement at SOFR plus 1.75%. The Credit Agreement applicable margin for SOFR loans ranges from 1.45% to 2.10% based on our leverage ratio. At June 30, 2022, SOFR was 1.50%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2022, we were in compliance with all of the covenants contained in the Credit Agreement.

Senior Notes Offering
On June 28, 2021, we issued $300.0 million aggregate principal amount of the 2029 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the 2029 Senior Notes accrues at a rate of 4.000% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. The 2029 Senior Notes mature on July 15, 2029. The terms of the 2029 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Third Supplemental Indenture thereto, dated as of June 28, 2021, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Wilmington Trust, National Association, as trustee.
Notes payable consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Notes payable under the Credit Agreement ($1.1 billion revolving credit facility at June 30, 2022) maturing on April 28, 2025; interest paid monthly at SOFR plus 1.75%.	$868,616	$517,439
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%.	300,000	300,000
Net debt issuance costs	(13,153)	(12,203)
Total notes payable	$1,155,463	$805,236
Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest incurred	$9,438	$8,040	$16,465	$15,772
Less: Amounts capitalized	(9,438)	(8,040)	(16,465)	(15,772)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$4,538	$1,859	$14,206	$14,492
Included in interest incurred was amortization of deferred financing costs and discounts for notes payable of $0.9 million and $0.7 million for each of the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $1.4 million for each of the six months ended June 30, 2022 and 2021, respectively.
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
For the three months ended June 30, 2022, our effective tax rate of 24.3% is higher than the Federal statutory rate primarily as a result of an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit.
For the six months ended June 30, 2022, our effective rate of 23.1% is higher than the Federal statutory rate primarily as a result of an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit, offset by the deductions in excess of compensation cost for share-based payments.

Income taxes paid were $52.0 million and $63.5 million for the three months ended June 30, 2022 and 2021, respectively. Income taxes paid were $52.4 million and $63.7 million for the six months ended June 30, 2022 and 2021, respectively.

6.     EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended June 30, 2022, we repurchased 417,861 shares of our common stock for $37.4 million to be held as treasury stock. During the six months ended June 30, 2022, we repurchased 892,916 shares of our common stock for $95.1 million to be held as treasury stock. During the three months ended June 30, 2021, we repurchased 335,000 shares of our common stock for $55.8 million to be held as treasury stock. During the six months ended June 30, 2021, we repurchased 551,221 shares of our common stock for $81.6 million to be held as treasury stock. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of June 30, 2022, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$123,376	$118,134	$202,062	$217,792
Denominator:
Basic weighted average shares outstanding	23,552,883	24,844,644	23,694,241	24,897,462
Effect of dilutive securities:
Stock-based compensation units	192,970	217,168	274,022	241,229
Diluted weighted average shares outstanding	23,745,853	25,061,812	23,968,263	25,138,691

Basic earnings per share	$5.24	$4.75	$8.53	$8.75
Diluted earnings per share	$5.20	$4.71	$8.43	$8.66
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	6,042	835	15,501	8,043

8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Six Months Ended June 30,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	117,874	$80.85	142,738	$62.54
Granted	37,159	$118.34	24,435	$141.64
Vested	(40,100)	$57.03	(33,819)	$63.86
Forfeited	(1,151)	$87.20	(3,515)	$64.91
Ending balance	113,782	$101.42	129,839	$77.01
We recognized $1.1 million and $0.9 million of stock-based compensation expense related to outstanding RSUs for the three months ended June 30, 2022 and 2021, respectively. We recognized $1.9 million and $1.7 million of stock-based compensation expense related to outstanding RSUs for the six months ended June 30, 2022 and 2021, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At June 30, 2022, we had unrecognized compensation cost of $6.4 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
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
The following table summarizes the activity of our PSUs for the six months ended June 30, 2022:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2021	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding at June 30, 2022	Weighted Average Grant Date Fair Value
2019	2019 - 2021	81,242	—	(767)	(80,475)	—	$56.49
2020	2020 - 2022	88,538	—	(1,494)	—	87,044	$59.81
2021	2021 - 2023	46,027	—	—	—	46,027	$141.00
2022	2022 - 2024	—	66,909	—	—	66,909	$118.80
Total		215,807	66,909	(2,261)	(80,475)	199,980
At June 30, 2022, management estimates that the recipients will receive approximately 100%, 200% and 200% of the 2022, 2021 and 2020 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $2.2 million of total stock-based compensation expense related to outstanding PSUs for each of the three months ended June 30, 2022 and 2021. We recognized $4.5 million and $4.4 million of total stock-based compensation expense related to outstanding PSUs for the six months ended June 30, 2022 and 2021, respectively. The 2019 - 2021 performance period PSUs vested and issued on March 15, 2022 at 200%

of the target number. At June 30, 2022, we had unrecognized compensation cost of $15.4 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.1 years.
9.    FAIR VALUE DISCLOSURES
Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“ASC 820”), defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability or if a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that differs from the transaction price or market price of the asset or liability.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of June 30, 2022, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the 2029 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at June 30, 2022 and December 31, 2021 (in thousands):

		June 30, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$237,859	$300,000	$299,302
(1)See Note 4 for more details regarding the offering of the 2029 Senior Notes.
10.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
We did not enter into or complete any land purchase contracts with affiliates during the six months ended June 30, 2022.
During the three months ended June 30, 2021, we completed a land purchase contract to purchase a total of 25 finished lots in Burnet County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $2.5 million and a land purchase contract to purchase a total of 110 finished lots in Pasco County, Florida from an affiliate of one of our directors for a total base purchase price of approximately $4.0 million.
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

	June 30, 2022	December 31, 2021
Land deposits and option payments	$33,925	$37,499
Commitments under the land purchase contracts if the purchases are consummated	$743,870	$921,345
Lots under land purchase contracts	28,091	36,978
As of June 30, 2022 and December 31, 2021, approximately $16.6 million and $19.3 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.0 million and $5.1 million at June 30, 2022 and December 31, 2021, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.2 million and $5.3 million at June 30, 2022 and December 31, 2021, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.5 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively. Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $1.0 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the six months ended June 30, 2022 and 2021 was $0.9 million and $0.8 million, respectively. As of June 30, 2022, the weighted-average discount rate was 5.2% and our weighted-average remaining life was 2.8 years. We do not have any significant lease contracts that have not yet commenced at June 30, 2022.

The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2022 (in thousands):

Year Ending December 31,	Operating leases
2022	759
2023	1,382
2024	1,114
2025	888
2026	776
Thereafter	1,053
Total	5,972
Lease amount representing interest	(760)
Present value of lease liabilities	$5,212
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $284.6 million (including $26.9 million of letters of credit issued under the Credit Agreement) and $206.8 million at June 30, 2022 and December 31, 2021, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
In 2019, we entered as a limited partner into a real estate investment fund with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. Additionally, in 2021, we entered into a joint venture with a mortgage lender. As of June 30, 2022 and December 31, 2021, we have a total of $7.1 million and $5.6 million, respectively, within other assets on the balance sheet relating to our investment in this real estate investment fund and the mortgage joint venture. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three and six months ended June 30, 2022, was $1.6 million and $1.8 million, respectively. We did not have any income recognized for our investment in unconsolidated entities during each of the three and six months ended June 30, 2021.

12.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our luxury series spec homes sold under our Terrata Homes brand.

The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Retail home sales revenues	$686,151	$696,826	$1,180,357	$1,340,398
Wholesale home sales revenues	36,918	94,686	88,762	157,067
Total home sales revenues	$723,069	$791,512	$1,269,119	$1,497,465
Our home sales revenues are disaggregated by geography, based on our determined reportable segments. See Note 13 for tabular presentation of this information.
13.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five qualifying reportable segments at June 30, 2022: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations.
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
Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Central	$316,654	$347,963	$578,952	$636,713
Southeast	117,569	159,714	190,032	296,265
Northwest	70,792	106,197	173,666	224,388
West	123,956	80,813	179,539	161,961
Florida	94,098	96,825	146,930	178,138
Total home sales revenues	$723,069	$791,512	$1,269,119	$1,497,465

Net income (loss) before income taxes:
Central	$84,850	$69,040	$142,590	$124,674
Southeast	28,636	30,671	38,765	50,502
Northwest	15,730	23,655	43,314	49,649
West	19,172	12,708	18,941	25,319
Florida	15,784	14,765	21,144	25,581
Corporate (1)	(1,160)	(1,718)	(2,192)	(3,328)
Total net income before income taxes	$163,012	$149,121	$262,562	$272,397
(1)The Corporate balance consists primarily of general and administration unallocated costs for various shared service functions, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	June 30, 2022	December 31, 2021
Assets:
Central	$976,656	$857,174
Southeast	577,231	438,423
Northwest	435,094	349,752
West	512,513	384,548
Florida	282,007	221,763
Corporate (1)	89,856	100,205
Total assets	$2,873,357	$2,351,865
(1)The Corporate balance consists primarily of cash, investments in unconsolidated entities and tax receivables.

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
Housing market conditions were generally favorable during the six months ended June 30, 2022, supported by a strong demand environment, limited inventory of new and existing homes for sale, strong household formations, low unemployment and historically attractive mortgage interest rates. However, during the second quarter of 2022, we experienced a rapid increase in mortgage interest rates resulting from the Federal Reserve’s actions to stem continued price inflation. As a result, demand for our homes decreased during the second quarter of 2022 as many potential homebuyers paused or reconsidered their purchase decisions. As these events occurred at the end of the second quarter of 2022, their potential impact is not fully reflected in our reported results as the majority of the contracts on the homes we closed included rate locks and were written prior to the rapid acceleration in mortgage interest rates. New orders weakened during the second quarter of 2022 in many of our markets and we experienced a higher than normal cancellation rate during the second quarter of 2022.
We expect that mortgage interest rates will remain elevated until inflation subsides. Our strategy to combat these headwinds and drive continued sales is to increase our targeted advertising spend to connect with more potential homebuyers. We started executing on this strategy towards the end of the second quarter of 2022 and have seen favorable results in both the number of leads generated and new orders written. This gives us confidence that, despite the challenges of the market, there remains a strong pool of qualified buyers for our homes. We continue to sell homes later in the construction cycle to maximize profitability and provide a better customer experience. Additionally, during the second quarter of 2022, we slowed our pace of new home starts to match current levels of absorptions in all of our communities.
During the three months ended June 30, 2022, we had 2,027 home closings, compared to 2,856 home closings during the three months ended June 30, 2021. During the six months ended June 30, 2022, we had 3,626 home closings, compared to 5,417 home closings during the six months ended June 30, 2021. The decline in home closings for both the three months and six months ended June 30, 2022 was attributable to the prior year’s strong comparable numbers and compounded by longer lead times relating to labor, materials and municipality activities that increased our construction and development cycle times and negatively impacted the timing of home closings. We expect continued cost inflation, building material shortages and longer municipality lead times will persist until demand for new homes normalizes and global supply chain constraints ease.
At June 30, 2022, we had 92 active communities, including seven Terrata Homes communities. At June 30, 2021, we had 106 active communities, including two Terrata Homes communities. In June 2022, we experienced our first home closings in the state of Maryland and are now operating in 35 markets across 20 states.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, mortgage interest rates, changes in stock market valuations, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, and in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. During the three months ended June 30, 2022, we continued to experience significant supply chain disruptions, stemming from COVID-19 and variants thereof (collectively, “COVID-19”), that extended construction and development cycles and delayed home closings and the opening of new communities. While we continue to carefully manage our supply chain to limit impacts to our business and customers, we believe these global shortages will continue to impact our operations as long as the dynamics surrounding the COVID-19 pandemic persist. We also believe that the desire for our single-family homes remains strong.
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
Key Results
Key financial results as of and for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, were as follows:
•Home sales revenues decreased 8.6% to $723.1 million from $791.5 million.
•Homes closed decreased 29.0% to 2,027 homes from 2,856 homes.
•Average sales price per home closed increased 28.7% to $356,719 from $277,140.
•Gross margin as a percentage of home sales revenues increased to 32.0% from 27.0%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 33.1% from 28.5%.
•Net income before income taxes increased 9.3% to $163.0 million from $149.1 million.
•Net income increased 4.4% to $123.4 million from $118.1 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 23.4% from 20.2%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 23.1% from 20.0%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Key financial results as of and for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, were as follows:
•Home sales revenues decreased 15.2% to $1.3 billion from $1.5 billion.
•Homes closed decreased 33.1% to 3,626 homes from 5,417 homes.
•Average sales price per home closed increased 26.6% to $350,005 from $276,438.
•Gross margin as a percentage of home sales revenues increased to 30.7% from 27.0%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 31.9% from 28.5%.
•Net income before income taxes decreased 3.6% to $262.6 million from $272.4 million.
•Net income decreased 7.2% to $202.1 million from $217.8 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 21.6% from 19.6%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 21.3% from 19.5%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 89,984 lots at June 30, 2022 as compared to 93,270 lots at March 31, 2022 and 91,845 lots at December 31, 2021.

Results of Operations
The following table sets forth our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$723,069	$791,512	$1,269,119	$1,497,465
Expenses:
Cost of sales	491,710	577,433	879,353	1,093,437
Selling expenses	43,269	44,796	77,667	87,579
General and administrative	29,084	23,276	57,373	47,999
Operating income	159,006	146,007	254,726	268,450
Loss on extinguishment of debt	—	662	—	662
Other income, net	(4,006)	(3,776)	(7,836)	(4,609)
Net income before income taxes	163,012	149,121	262,562	272,397
Income tax provision	39,636	30,987	60,500	54,605
Net income	$123,376	$118,134	$202,062	$217,792
Basic earnings per share	$5.24	$4.75	$8.53	$8.75
Diluted earnings per share	$5.20	$4.71	$8.43	$8.66
Other Financial and Operating Data:
Average community count	91.3	105.0	90.2	105.7
Community count at end of period	92	106	92	106
Home closings	2,027	2,856	3,626	5,417
Average sales price per home closed	$356,719	$277,140	$350,005	$276,438
Gross margin (1)	$231,359	$214,079	$389,766	$404,028
Gross margin % (2)	32.0%	27.0%	30.7%	27.0%
Adjusted gross margin (3)	$239,120	$225,967	$404,322	$427,401
Adjusted gross margin % (2)(3)	33.1%	28.5%	31.9%	28.5%
EBITDA (4)	$169,129	$159,812	$273,540	$294,049
EBITDA margin % (2)(4)	23.4%	20.2%	21.6%	19.6%
Adjusted EBITDA (4)	$167,149	$158,144	$270,012	$292,360
Adjusted EBITDA margin % (2)(4)	23.1%	20.0%	21.3%	19.5%
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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the three months ended June 30, 2022 and 2021 were as follows (revenues in thousands):

	Three Months Ended June 30, 2022					As of June 30, 2022
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$316,654	935	$338,667	31.0	10.1	32
Southeast	117,569	361	325,676	19.7	6.1	20
Northwest	70,792	133	532,271	8.3	5.3	8
West	123,956	301	411,814	12.7	7.9	12
Florida	94,098	297	316,828	19.6	5.1	20
Total	$723,069	2,027	$356,719	91.3	7.4	92

	Three Months Ended June 30, 2021					As of June 30, 2021
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$347,963	1,348	$258,133	38.0	11.8	40
Southeast	159,714	632	252,712	25.7	8.2	25
Northwest	106,197	255	416,459	10.3	8.3	11
West	80,813	232	348,332	10.7	7.2	10
Florida	96,825	389	248,907	20.3	6.4	20
Total	$791,512	2,856	$277,140	105.0	9.1	106
Home sales revenues for the three months ended June 30, 2022 were $723.1 million, a decrease of $68.4 million, or 8.6%, from $791.5 million for the three months ended June 30, 2021. The decrease in home sales revenues is primarily due to a 29.0% decrease in homes closed, partially offset by an increase in the average sales price per home closed during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The average sales price per home closed during the three months ended June 30, 2022 was $356,719, an increase of $79,579, or 28.7%, from the average sales price per home closed of $277,140 for the three months ended June 30, 2021. The increase in the average sales price per home closed in all reportable segments is primarily due to favorable pricing environments that allowed us to pass through cost increases associated with the construction of our homes. The overall decrease in home closings is a result of lower average community count and overall lower absorption pace during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Our community count at June 30, 2022 decreased to 92 from 106 at June 30, 2021. The decrease in community count is due to the close out of or transition between certain active communities for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The overall decrease in absorption primarily relates to the normalization of demand, increased mortgage interest rates and increased cycle times stemming from pandemic related production disruptions. These disruptions have caused varying degrees of supply chain constraints in the markets we serve and have shifted the timing of when we put homes under contract with our customers.
Within our home sales revenues for the three months ended June 30, 2022, we included $36.9 million in wholesale revenues as a result of 146 home closings, representing 7.2% of the 2,027 total homes closed during the three months ended June 30, 2022. Within our home sales revenues for the three months ended June 30, 2021, we included $94.7 million in wholesale revenues as a result of 430 home closings, representing 15.1% of the 2,856 total homes closed during the three months ended June 30, 2021. The decrease in home closings through our wholesale channel was primarily related to writing fewer wholesale contracts due to supply chain volatility that limited our ability to estimate input costs and the timing of home closings as well as a prioritization of retail sales.

Home sales revenues in our Central reportable segment decreased by $31.3 million, or 9.0%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a 30.6% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate in this reportable segment, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Southeast reportable segment decreased by $42.1 million, or 26.4%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a 42.9% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate in this reportable segment, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Northwest reportable segment decreased by $35.4 million, or 33.3%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a 47.8% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate in this reportable segment, partially offset by an increase in the average sales price per home closed. Home sales revenues in our West reportable segment increased by $43.1 million, or 53.4%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a 29.7% increase in the number of homes closed, an increase in the average sales price per home closed and an increase in the average community count at a higher absorption rate in this reportable segment. Home sales revenues in our Florida reportable segment decreased by $2.7 million, or 2.8%, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to a 23.7% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate in this reportable segment, partially offset by an increase in the average sales price per home closed.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales decreased for the three months ended June 30, 2022 to $491.7 million, a decrease of $85.7 million, or 14.8%, from $577.4 million for the three months ended June 30, 2021, primarily due to a 29.0% decrease in homes closed, offset by increased construction costs. Gross margin for the three months ended June 30, 2022 was $231.4 million, an increase of $17.3 million, or 8.1%, from $214.1 million for the three months ended June 30, 2021. Gross margin as a percentage of home sales revenues was 32.0% for the three months ended June 30, 2022 and 27.0% for the three months ended June 30, 2021. This increase in gross margin as a percentage of home sales revenues was primarily due to raising prices higher than increases in input costs during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Selling Expenses. Selling expenses for the three months ended June 30, 2022 were $43.3 million, a decrease of $1.5 million, or 3.4%, from $44.8 million for the three months ended June 30, 2021. Sales commissions decreased to $29.6 million for the three months ended June 30, 2022 from $30.4 million for the three months ended June 30, 2021, primarily due to an 8.6% decrease in home sales revenues during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Selling expenses as a percentage of home sales revenues were 6.0% and 5.7% for the three months ended June 30, 2022 and 2021, respectively. The slight increase in selling expenses as a percentage of home sales revenues was driven primarily by third-party sales commissions during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
General and Administrative. General and administrative expenses for the three months ended June 30, 2022 were $29.1 million, an increase of $5.8 million, or 25.0%, from $23.3 million for the three months ended June 30, 2021. The increase in the amount of general and administrative expenses is primarily due to the timing of increased personnel and associated costs, as well as professional fees incurred during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. General and administrative expenses as a percentage of home sales revenues were 4.0% and 2.9% for the three months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses as a percentage of home sales revenues is primarily due to timing of increased personnel and associated costs incurred during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Loss on Extinguishment of Debt. There was no loss on extinguishment of debt for the three months ended June 30, 2022. Loss on extinguishment of debt for the three months ended June 30, 2021 was $0.7 million, due to the debt issuance costs previously capitalized that were associated with the 2021 Credit Agreement for the three months ended June 30, 2021.
Other Income. Other income, net of other expenses was $4.0 million for the three months ended June 30, 2022, an increase of $0.2 million from $3.8 million for the three months ended June 30, 2021. Other income, net of other expenses, primarily reflects income associated with our investment in unconsolidated entities and gains realized from the sale of land and lots not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended June 30, 2022 was $159.0 million, an increase of $13.0 million, or 8.9%, from $146.0 million for the three months ended June 30, 2021. Net income before income taxes for the three months ended June 30, 2022 was $163.0 million, an increase of $13.9 million, or 9.3%, from $149.1 million for the three months ended June 30, 2021. All reportable segments contributed to net income before income taxes during the three months ended June 30, 2022 as follows: Central - $84.9 million or 52.1%; Southeast - $28.6 million or 17.6%; Northwest - $15.7 million or 9.6%; West - $19.2 million or 11.8%; and Florida - $15.8 million or 9.7%. The increases in operating income and net income before income taxes are primarily attributed to higher gross margins and higher average sales price per home closed during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Income Taxes. Income tax provision for the three months ended June 30, 2022 was $39.6 million, an increase of $8.6 million, or 27.9%, from income tax provision of $31.0 million for the three months ended June 30, 2021. The increase in our effective tax rate to 24.3% from 20.8% for the three months ended June 30, 2021 results from an increase in the rate due to the expiration of the tax benefits relating to the federal energy efficient homes tax credits and an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the three months ended June 30, 2022 was $123.4 million, an increase of $5.2 million, or 4.4%, from $118.1 million for the three months ended June 30, 2021. The increase in net income is primarily attributed to higher gross margins and higher average sales price per home closed recognized during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the six months ended June 30, 2022 and 2021 were as follows (revenues in thousands):

	Six Months Ended June 30, 2022
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$578,952	1,779	$325,437	30.5	9.7
Southeast	190,032	599	317,249	19.8	5.0
Northwest	173,666	334	519,958	9.3	6.0
West	179,539	443	405,280	11.3	6.5
Florida	146,930	471	311,953	19.3	4.1
Total	$1,269,119	3,626	$350,005	90.2	6.7

	Six Months Ended June 30, 2021
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$636,713	2,475	$257,258	37.6	11.0
Southeast	296,265	1,180	251,072	26.7	7.4
Northwest	224,388	551	407,238	10.5	8.7
West	161,961	481	336,717	10.7	7.5
Florida	178,138	730	244,025	20.2	6.0
Total	$1,497,465	5,417	$276,438	105.7	8.5
Home sales revenues for the six months ended June 30, 2022 were $1.3 billion, a decrease of $0.2 billion, or 15.2%, from $1.5 billion for the six months ended June 30, 2021. The decrease in home sales revenues is primarily due to a 33.1% decrease in homes closed, partially offset by an increase in the average sales price per home closed during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The average sales price per home closed during the six months ended June 30, 2022 was $350,005, an increase of $73,567, or 26.6%, from the average sales price per home closed of $276,438 for the six months ended June 30, 2021. The increase in the average sales price per home closed in all reportable segments is primarily due to favorable pricing environments that allowed us to pass through cost increases associated with the construction of our homes. The overall decrease in home closings is a result of lower average community count and overall lower absorption pace during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The overall decrease in average community count relates to timing associated with the opening, close out or transition between certain active communities during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The overall decrease in absorption relates to the normalization of demand, increased mortgage interest rates and increased cycle times stemming from pandemic-related production disruptions. These disruptions have caused varying degrees of supply chain constraints in the markets we serve and have shifted the timing of when we put homes under contract with our customers.
Within our home sales revenues for the six months ended June 30, 2022, we recorded $88.8 million in wholesale revenues as a result of 359 home closings, representing 9.9% of the 3,626 total homes closed during the six months ended June 30, 2022. Within our home sales revenues for the six months ended June 30, 2021, we recorded $157.1 million in wholesale revenues as a result of 713 home closings, representing 13.2% of the 5,417 total homes closed during the six months ended June 30, 2021. The decrease in home closings through our wholesale channel was primarily related to writing fewer wholesale contracts due to supply chain volatility that limited our ability to estimate input costs and the timing of home closings as well as a prioritization of retail sales.
Home sales revenues in our Central reportable segment decreased by $57.8 million, or 9.1%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a 28.1% decrease in the number of homes closed driven by a decrease in average community count at a lower absorption rate in this reportable segment, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Southeast reportable segment decreased by $106.2 million, or 35.9%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a 49.2% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate in this reportable segment, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Northwest reportable segment decreased by $50.7 million, or 22.6%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a 39.4% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate in this reportable segment, partially offset by a sharp increase in the average sales price per home closed. Home sales revenues in our West reportable segment increased by $17.6 million, or 10.9%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a 20.4% increase in the average sales price per home closed, partially offset by a decrease in the number of homes closed and an increase in the average community count at a lower absorption rate in this reportable segment. Home sales revenues in our Florida reportable segment decreased by $31.2 million, or 17.5%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to a 35.5% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate in this reportable segment, partially offset by an increase in the average sales price per home closed.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales decreased for the six months ended June 30, 2022 to $0.9 billion, a decrease of $0.2 billion, or 19.6%, from $1.1 billion for the six months ended June 30, 2021. This overall decrease is primarily due to a 33.1% decrease in homes closed, offset by increased construction costs. Gross margin for the six months ended June 30, 2022 was $389.8 million, a decrease of $14.3 million, or 3.5%, from $404.0 million for the six months ended June 30, 2021. Gross margin as a percentage of home sales revenues was 30.7% for the six months ended June 30, 2022 and 27.0% for the six months ended June 30, 2021. The increase in gross margin as a percentage of home sales revenues during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to raising prices higher than increases in input costs.
Selling Expenses. Selling expenses for the six months ended June 30, 2022 were $77.7 million, a decrease of $9.9 million, or 11.3%, from $87.6 million for the six months ended June 30, 2021. Sales commissions decreased to $50.6 million for the six months ended June 30, 2022 from $56.7 million for the six months ended June 30, 2021, partially due to a 15.2% decrease in home sales revenues during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Selling expenses as a percentage of home sales revenues were 6.1% and 5.8% for the six months ended June 30, 2022 and 2021, respectively. The slight increase in selling expenses as a percentage of home sales revenues was driven primarily by third-party sales commissions during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
General and Administrative. General and administrative expenses for the six months ended June 30, 2022 were $57.4 million, an increase of $9.4 million, or 19.5%, from $48.0 million for the six months ended June 30, 2021. The increase in the amount of general and administrative expenses is primarily due to the timing of increased personnel and associated costs, as well as professional fees incurred during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. General and administrative expenses as a percentage of home sales revenues were 4.5% and 3.2% for the six months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expenses as a percentage of home sales revenues is primarily due to timing of increased personnel and associated costs incurred during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Loss on Extinguishment of Debt. There was no loss on extinguishment of debt for the six months ended June 30, 2022. Loss on extinguishment of debt for the six months ended June 30, 2021 was $0.7 million, due to the debt issuance costs previously capitalized that were associated with the 2021 Credit Agreement for the six months ended June 30, 2021.
Other Income. Other income, net of other expenses was $7.8 million for the six months ended June 30, 2022, an increase of $3.2 million from $4.6 million for the six months ended June 30, 2021. The increase in other income primarily reflects income associated with our investment in unconsolidated entities and the gain realized from the sale of land not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the six months ended June 30, 2022 was $254.7 million, a decrease of $13.7 million, or 5.1%, from $268.5 million for the six months ended June 30, 2021. Net income before income taxes for the six months ended June 30, 2022 was $262.6 million, a decrease of $9.8 million, or 3.6%, from $272.4 million for the six months ended June 30, 2021. The following reportable segments contributed to net income before income taxes during the six months ended June 30, 2022 as follows: Central - $142.6 million or 54.3%; Southeast - $38.8 million or 14.8%; Northwest - $43.3 million or 16.5%; West - $18.9 million or 7.2%; and Florida - $21.1 million or 8.1%. The decreases in operating income and net income before income taxes are primarily attributed to the decrease in home sales revenues, partially offset by higher average sales price per home closed at higher gross margins on a per home basis, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Income Taxes. Income tax provision for the six months ended June 30, 2022 was $60.5 million, an increase of $5.9 million, or 10.8%, from income tax provision of $54.6 million for the six months ended June 30, 2021. The increase in the amount of income tax provision is primarily due to the tax benefits relating to the federal energy efficient homes tax credits that expired in 2021. The increase in our effective tax rate to 23.1% from 20.0% results from an increase in the rate due to the expiration of the tax benefits relating to the federal energy efficient homes tax credits and an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, offset by a decrease in the rate for deductions in excess of compensation cost for share-based payments for the six months ended June 30, 2022.
Net Income. Net income for the six months ended June 30, 2022 was $202.1 million, a decrease of $15.7 million, or 7.2%, from $217.8 million for the six months ended June 30, 2021. The decrease in net income is primarily attributed to overall lower homes closed, offset by higher average sales price per home closed at higher gross margins on a per home basis, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Home sales revenues	$723,069	$791,512	$1,269,119	$1,497,465
Cost of sales	491,710	577,433	879,353	1,093,437
Gross margin	231,359	214,079	389,766	404,028
Capitalized interest charged to cost of sales	5,735	10,442	10,248	21,115
Purchase accounting adjustments (1)	2,026	1,446	4,308	2,258
Adjusted gross margin	$239,120	$225,967	$404,322	$427,401
Gross margin % (2)	32.0%	27.0%	30.7%	27.0%
Adjusted gross margin % (2)	33.1%	28.5%	31.9%	28.5%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$123,376	$118,134	$202,062	$217,792
Income tax provision (benefit)	39,636	30,987	60,500	54,605
Depreciation and amortization	382	249	730	537
Capitalized interest charged to cost of sales	5,735	10,442	10,248	21,115
EBITDA	169,129	159,812	273,540	294,049
Purchase accounting adjustments(1)	2,026	1,446	4,308	2,258
Loss on extinguishment of debt	—	662	—	662
Other income, net	(4,006)	(3,776)	(7,836)	(4,609)
Adjusted EBITDA	$167,149	$158,144	$270,012	$292,360
EBITDA margin %(2)	23.4%	20.2%	21.6%	19.6%
Adjusted EBITDA margin %(2)	23.1%	20.0%	21.3%	19.5%
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
During the first half of 2021, due to limited supply, we elected to not enter into sales contracts until construction on the home had begun and our costs for the home were readily determined. In the first quarter of 2022, to mitigate continuing cost volatility, we further modified our traditional timing of when to enter into our sales contracts until later in the construction cycle to align with the dynamic pricing environment.
Our net orders decreased in the first half of 2022 primarily due to the availability of finished lots, construction headwinds, and rising mortgage interest rates for our homebuyers. Additionally, our net orders decreased as a result of the timing of when we enter our sales contracts with our homebuyers. During the first half of 2022, the availability of finished lots were constrained. This constraint was brought on by the sustained demand and the rapid pace of rising costs for certain supplies and labor experienced in 2021. Throughout 2022, these cost constraints have started the process of normalization with the corresponding demand for home ownership.
The number of homes in our backlog at June 30, 2022 decreased 73.6% compared to June 30, 2021. This decrease reflects the prior year’s strong comparable numbers, changes made to timing of sales contracts and available inventory in certain markets as compared to the first half of 2021. The increase in cancellation rates generally corresponds with the increase in mortgage interest rates for our homebuyers in the second quarter of 2022. We believe that, over time, our inventory levels and sales pace will return to our pre-pandemic levels as demand normalizes.
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Six Months Ended June 30,
	2022 (4)	2021 (5)
Net orders (1)	2,837	7,254
Cancellation rate (2)	20.8%	14.8%
Ending backlog – homes (3)	1,266	4,801
Ending backlog – value (3)	$445,120	$1,434,382
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
(4)As of June 30, 2022, we had 412 units related to bulk sales agreements associated with our wholesale business.
(5)As of June 30, 2021, we had 940 units related to bulk sales agreements associated with our wholesale business.

Land Acquisition Policies and Development
We had 92 and 101 active communities as of June 30, 2022 and December 31, 2021, respectively. The overall decrease in community count is seen as transitory, primarily due to the close out of active communities and to a lesser extent available finished lots in certain active markets. Generally, it takes us two to three years to turn raw or undeveloped land into an active community.
Our lot inventory decreased to 89,984 owned or controlled lots as of June 30, 2022 from 91,845 owned or controlled lots as of December 31, 2021, primarily related to controlled lots that were delayed or terminated during the second quarter of 2022 to manage our overall inventory.
The table below shows (i) home closings by reportable segment for the six months ended June 30, 2022 and (ii) our owned or controlled lots by reportable segment as of June 30, 2022.

	Six Months Ended June 30, 2022	As of June 30, 2022
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	1,779	24,231	9,199	33,430
Southeast	599	16,591	5,186	21,777
Northwest	334	6,909	4,079	10,988
West	443	9,065	5,960	15,025
Florida	471	5,097	3,667	8,764
Total	3,626	61,893	28,091	89,984
(1)Of the 61,893 owned lots as of June 30, 2022, 49,595 were raw/under development lots and 12,298 were finished lots.
Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of June 30, 2022, we had a total of 722 completed homes, including information centers, and 4,095 homes in progress.
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. In addition, the majority of our raw materials are supplied to us by our subcontractors, and are included in the price of our contract with such subcontractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Substantially all of our construction work is done by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices possible. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities and lumber. For the six months ended June 30, 2022, we have experienced delays and cost increases, to varying degrees, in our building materials and other construction costs. We could see additional cost pressures associated with lumber and other materials in future quarters. Generally, we have been able to increase the sales prices of our homes to absorb these increased costs.
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

Liquidity and Capital Resources
Overview
As of June 30, 2022, we had $42.0 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
Revolving Credit Facility
On April 29, 2022, we entered into that certain Lender Addition and Acknowledgement Agreement and Second Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Second Amendment” and, as so amended, “the Credit Agreement”), which amended that certain Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2021 Credit Agreement”). The Credit Agreement contains revolving commitments of $1.1 billion, subject to a borrowing base primarily consisting of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement.
The Credit Agreement matures on April 28, 2025. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of June 30, 2022, the borrowing base under the Credit Agreement was $1.4 billion, of which borrowings, including the 2029 Senior Notes, of $1.2 billion were outstanding, $26.9 million of letters of credit were outstanding and $203.7 million was available to borrow under the Credit Agreement.

For a further description of the Credit Agreement, please refer to Note 4, “Notes Payable” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Senior Notes Offering
On June 28, 2021, we issued $300.0 million aggregate principal amount of the 2029 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the 2029 Senior Notes accrues at a rate of 4.000% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. The 2029 Senior Notes mature on July 15, 2029. The terms of the 2029 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Third Supplemental Indenture thereto, dated as of June 28, 2021, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Wilmington Trust, National Association, as trustee.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $284.6 million as of June 30, 2022. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of June 30, 2022 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the six months ended June 30, 2022, we repurchased 892,916 shares of our common stock for $95.1 million to be held as treasury stock. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of June 30, 2022, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $263.3 million for the six months ended June 30, 2022. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the six months ended June 30, 2022 was primarily driven by cash outflow from the $547.6 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and partially offset by net income of $202.1 million, as well as the $19.4 million, $26.0 million, and $22.2 million increase in the net change in other assets, accounts payable, and accrued expenses and other liabilities, respectively.
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
Investing Activities
Net cash used in investing activities was $2.5 million for the six months ended June 30, 2022, primarily due to the purchase of property and equipment and additional investment in unconsolidated entities.

Net cash used in investing activities was $29.8 million for the six months ended June 30, 2021, primarily due to the payment for a business acquisition, additional investment in unconsolidated entities, and purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $257.2 million for the six months ended June 30, 2022, primarily driven by $371.2 million of borrowings under the 2021 Credit Agreement and the Credit Agreement, offset by the $95.1 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock.
Net cash used in financing activities was $34.3 million for the six months ended June 30, 2021, primarily driven by $564.0 million of payments on our credit agreement then in effect and the 2021 Credit Agreement and by the $81.6 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock, offset by $617.7 million related to the proceeds received from the offering of the 2029 Senior Notes, and borrowings under our credit agreement then in effect and the 2021 Credit Agreement.
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. During the six months ended June 30, 2022, we have experienced a significant increase in land, labor, materials and construction costs, which we currently expect to continue for the foreseeable future. Generally, we have been able to increase the sales prices of our homes to absorb such increased costs. See “Industry and Economic Risks—Inflation could adversely affect our business and financial results” in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Material Cash Requirements
As of June 30, 2022, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. In November 2020, we entered into a three-year interest rate cap of LIBOR of 0.70% to hedge a portion of our Credit Agreement risk exposure and future variable cash flows associated with LIBOR interest rates. In July 2022, we sold this three-year interest rate cap prior to its expiration. We have not entered into and currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” above.
As of June 30, 2022, we had $868.6 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of June 30, 2022 was SOFR plus 1.75%. At June 30, 2022, SOFR was 1.50%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $8.7 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchase of shares of our common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
April 1-30, 2022	—	$—	—	$248,971
May 1-31, 2022	177,761	$95.63	177,761	$231,972
June 1-30, 2022	240,100	$85.15	240,100	$211,527
	417,861	$89.61	417,861
(1)On February 15, 2022, the Board announced that it had approved an increase in our previously authorized stock repurchase program by an additional $200.0 million, increasing the total authorization under the program since it commenced to up to $550.0 million of shares of our common stock. Pursuant to our stock repurchase program, we may purchase shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

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
10.1**
Lender Addition and Acknowledgement Agreement and Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 3, 2022).

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

LGI Homes, Inc.

Date:	August 2, 2022	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	August 2, 2022	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer