Form 10-Q
period 2022-09-30
LGI Homes, Inc.
filed 2022-11-01
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

As of October 28, 2022, there were 23,290,286 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$52,660	$50,514
Accounts receivable	37,450	57,909
Real estate inventory	2,871,900	2,085,904
Pre-acquisition costs and deposits	32,109	40,702
Property and equipment, net	26,051	16,944
Other assets	72,976	81,676
Deferred tax assets, net	7,636	6,198
Goodwill	12,018	12,018
Total assets	$3,112,800	$2,351,865

LIABILITIES AND EQUITY
Accounts payable	$55,242	$14,172
Accrued expenses and other liabilities	220,476	136,609
Notes payable	1,230,101	805,236
Total liabilities	1,505,819	956,017

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,229,758 shares issued and 23,290,286 shares outstanding as of September 30, 2022 and 26,963,915 shares issued and 23,917,359 shares outstanding as of December 31, 2021	272	269
Additional paid-in capital	305,357	291,577
Retained earnings	1,656,374	1,363,922
Treasury stock, at cost, 3,939,472 shares and 3,046,556 shares, respectively	(355,022)	(259,920)
Total equity	1,606,981	1,395,848
Total liabilities and equity	$3,112,800	$2,351,865

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Home sales revenues	$547,074	$751,608	$1,816,193	$2,249,073

Cost of sales	391,275	549,319	1,270,628	1,642,756
Selling expenses	33,938	39,871	111,605	127,450
General and administrative	27,284	24,480	84,657	72,479
Operating income	94,577	137,938	349,303	406,388
Loss on extinguishment of debt	—	13,314	—	13,976
Other income, net	(14,124)	(2,370)	(21,960)	(6,979)
Net income before income taxes	108,701	126,994	371,263	399,391
Income tax provision	18,311	26,444	78,811	81,049
Net income	$90,390	$100,550	$292,452	$318,342
Earnings per share:
Basic	$3.88	$4.10	$12.42	$12.85
Diluted	$3.85	$4.05	$12.29	$12.72

Weighted average shares outstanding:
Basic	23,272,811	24,508,134	23,552,211	24,766,260
Diluted	23,488,325	24,824,320	23,805,086	25,030,161

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2021	26,963,915	$269	$291,577	$1,363,922	$(259,920)	$1,395,848
Net income	—	—	—	78,686	—	78,686
Restricted stock units granted for accrued annual bonuses	—	—	294	—	—	294
Stock repurchase	—	—	—	—	(57,659)	(57,659)
Compensation expense for equity awards	—	—	3,570	—	—	3,570
Stock issued under employee incentive plans	223,980	2	2,010	—	—	2,012
BALANCE— March 31, 2022	27,187,895	$271	$297,451	$1,442,608	$(317,579)	$1,422,751
Net income	—	—	—	123,376	—	123,376
Stock repurchase	—	—	—	—	(37,443)	(37,443)
Compensation expense for equity awards	—	—	3,545	—	—	3,545
Stock issued under employee incentive plans	24,213	—	1,692	—	—	1,692
BALANCE— June 30, 2022	27,212,108	$271	$302,688	$1,565,984	$(355,022)	$1,513,921
Net income	—	—	—	90,390	—	90,390
Compensation expense for equity awards	—	—	1,516	—	—	1,516
Stock issued under employee incentive plans	17,650	1	1,153	—	—	1,154
BALANCE— September 30, 2022	27,229,758	$272	$305,357	$1,656,374	$(355,022)	$1,606,981

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

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$292,452	$318,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(3,990)	—
Distributions of earnings from unconsolidated entities	3,202	—
Depreciation and amortization	1,134	832
Loss on extinguishment of debt	—	13,976
Gain on sale of interest rate cap	(7,055)	—
Gain on disposal of assets	(2,206)	(880)
Compensation expense for equity awards	8,631	10,169
Deferred income taxes	(1,439)	(627)

Changes in assets and liabilities:
Accounts receivable	20,459	66,768
Real estate inventory	(791,682)	(286,619)
Pre-acquisition costs and deposits	8,592	(6,328)
Other assets	27,456	(10,702)
Accounts payable	41,070	20,556
Accrued expenses and other liabilities	43,824	(24,400)
Net cash provided by (used in) operating activities	(359,552)	101,087
Cash flows from investing activities:
Purchases of property and equipment	(1,057)	(1,641)
Investment in unconsolidated entities	(1,284)	(3,984)
Return of capital from unconsolidated entities	235	2,660
Payment for business acquisition	—	(66,864)
Net cash used in investing activities	(2,106)	(69,829)
Cash flows from financing activities:
Proceeds from notes payable	534,876	1,076,419
Payments on notes payable	(110,000)	(944,000)
Proceeds from financing arrangements	35,858	—
Payments on financing arrangements	(4,119)	—
Redemption premium	—	(10,314)
Loan issuance costs	(2,567)	(10,572)
Proceeds from sale of stock, net of offering expenses	4,858	5,670
Stock repurchase	(95,102)	(137,686)
Net cash provided by (used in) financing activities	363,804	(20,483)
Net increase in cash and cash equivalents	2,146	10,775
Cash and cash equivalents, beginning of period	50,514	35,942
Cash and cash equivalents, end of period	$52,660	$46,717

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
The accompanying unaudited financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Land, land under development and finished lots	$1,882,335	$1,499,761
Information centers	33,417	28,665
Homes in progress	542,741	449,742
Completed homes	377,549	107,736
Total owned inventory	2,836,042	2,085,904
Real estate not owned	35,858	—
Total real estate inventory	$2,871,900	$2,085,904
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
During the three months ended September 30, 2022, we have entered into several land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. In consideration for this repurchase option, we paid a non-refundable commitment fee. Based on our right to control the ultimate economic outcome of these finished lots, these assets will continue to be held within our inventory and a corresponding obligation was established within our accrued liabilities as more fully discussed in Note 3 to recognize this relationship. While we are not legally obligated to purchase the balance of the lots, we will be subject to certain performance obligations, financial and other penalties if the lots are not purchased. We do not have any ownership interest or title to the assets of the land banker and do not guarantee their liabilities.

3.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Real estate inventory development and construction payable	$68,881	$48,656
Land banking financing arrangements	35,858	—
Accrued compensation, bonuses and benefits	11,792	24,914
Taxes payable	35,490	11,604
Contract deposits	12,012	12,182
Inventory related obligations	13,283	8,803
Warranty reserve	10,050	7,850
Accrued interest	6,924	7,431
Lease liability	5,402	5,333
Other	20,784	9,836
Total accrued expenses and other liabilities	$220,476	$136,609
Land Banking Financing Arrangements
We have entered into several land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns. Principal payments on these financing arrangements will generally coincide with the repurchase of lot takedowns from the land banker. We expect to complete the repurchase of all lots via takedowns associated with these transactions over the course of approximately two years.
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warranty reserves, beginning of period	$9,350	$6,550	$7,850	$5,350
Warranty provision	2,985	2,424	8,092	8,409
Warranty expenditures	(2,285)	(1,824)	(5,892)	(6,609)
Warranty reserves, end of period	$10,050	$7,150	$10,050	$7,150
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of September 30, 2022, the borrowing base under the Credit Agreement was $1.4 billion, of which borrowings, including the 2029 Senior Notes, of $1.2 billion were outstanding, $29.8 million of letters of credit were outstanding and $127.3 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings under the Credit Agreement at SOFR plus 1.85%. The Credit Agreement applicable margin for SOFR loans ranges from 1.45% to 2.10% based on our leverage ratio. At September 30, 2022, SOFR was 3.03%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2022, we were in compliance with all of the covenants contained in the Credit Agreement.
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
Notes payable consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Notes payable under the Credit Agreement ($1.1 billion revolving credit facility at September 30, 2022) maturing on April 28, 2025; interest paid monthly at SOFR plus 1.85%.	$942,316	$517,439
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%.	300,000	300,000
Net debt issuance costs	(12,215)	(12,203)
Total notes payable	$1,230,101	$805,236

Capitalized Interest
Interest activity, including other financing costs, for notes payable for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest incurred	$14,583	$6,091	$31,048	$21,863
Less: Amounts capitalized	(14,583)	(6,091)	(31,048)	(21,863)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$14,874	$11,772	$29,080	$26,264
Included in interest incurred was amortization of deferred financing costs and discounts for notes payable of $0.9 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $2.5 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively.
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
For the three months ended September 30, 2022, our effective tax rate of 16.8% is lower than the Federal statutory rate primarily as a result of the retroactive extension of the 45L tax credit and the deductions in excess of compensation cost for share-based payments, offset by an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit.
For the nine months ended September 30, 2022, our effective rate of 21.2% is slightly higher than the Federal statutory rate primarily as a result of an increase in the rate for the state income taxes, net of the federal benefit, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, offset by the retroactive extension of the 45L tax credit and the deductions in excess of compensation cost for share-based payments.
Income taxes paid were $3.8 million and $36.0 million for the three months ended September 30, 2022 and 2021, respectively. Income taxes paid were $56.2 million and $99.7 million for the nine months ended September 30, 2022 and 2021, respectively.
6.     EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended September 30, 2022, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2022, we repurchased 892,916 shares of our common stock for $95.1 million to be held as treasury stock. During the three months ended September 30, 2021, we repurchased 358,817 shares of our common stock for $56.1 million to be held as treasury stock. During the nine months ended September 30, 2021, we repurchased 910,038 shares of our common stock for $137.7 million to be held as treasury stock. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of September 30, 2022, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$90,390	$100,550	$292,452	$318,342
Denominator:
Basic weighted average shares outstanding	23,272,811	24,508,134	23,552,211	24,766,260
Effect of dilutive securities:
Stock-based compensation units	215,514	316,186	252,875	263,901
Diluted weighted average shares outstanding	23,488,325	24,824,320	23,805,086	25,030,161

Basic earnings per share	$3.88	$4.10	$12.42	$12.85
Diluted earnings per share	$3.85	$4.05	$12.29	$12.72
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	2,396	553	10,797	3,629

8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Nine Months Ended September 30,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	113,782	$101.42	142,738	$62.54
Granted	1,664	$84.39	25,124	$141.96
Vested	(1,006)	$79.84	(35,503)	$63.23
Forfeited	(1,353)	$92.64	(6,205)	$73.62
Ending balance	113,087	$101.47	126,154	$77.61
We recognized $0.9 million and $0.8 million of stock-based compensation expense related to outstanding RSUs for the three months ended September 30, 2022 and 2021, respectively. We recognized $2.8 million and $2.5 million of stock-based compensation expense related to outstanding RSUs for the nine months ended September 30, 2022 and 2021, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At September 30, 2022, we had unrecognized compensation cost of $5.4 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.9 years.
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
The following table summarizes the activity of our PSUs for the nine months ended September 30, 2022:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2021	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding at September 30, 2022	Weighted Average Grant Date Fair Value
2019	2019 - 2021	81,242	—	(767)	(80,475)	—	$56.49
2020	2020 - 2022	88,538	—	(1,494)	—	87,044	$59.81
2021	2021 - 2023	46,027	—	—	—	46,027	$141.00
2022	2022 - 2024	—	66,909	—	—	66,909	$118.80
Total		215,807	66,909	(2,261)	(80,475)	199,980
At September 30, 2022, management estimates that the recipients will receive approximately 50%, 153% and 200% of the 2022, 2021 and 2020 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.4 million and $2.3 million of total stock-based compensation expense related to outstanding PSUs for the three months ended September 30, 2022 and 2021, respectively. We recognized $4.9 million and $6.7 million of total stock-based compensation expense related to outstanding PSUs for the nine months ended September 30, 2022 and 2021, respectively. The 2019 - 2021 performance period PSUs vested and issued on March 15, 2022 at 200% of the target number. At September 30, 2022, we had unrecognized compensation cost of $9.0 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.7 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of September 30, 2022, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the 2029 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at September 30, 2022 and December 31, 2021 (in thousands):

		September 30, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$226,420	$300,000	$299,302
(1)See Note 4 for more details regarding the offering of the 2029 Senior Notes.
10.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
We did not enter into or complete any land purchase contracts with affiliates during the nine months ended September 30, 2022.
During the nine months ended September 30, 2021, we completed a land purchase contract to purchase a total of 25 finished lots in Burnet County, Texas from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $2.5 million. Also during the nine months ended September 30, 2021, we completed a land purchase contract to purchase a total of 110 finished lots in Pasco County, Florida from an affiliate of one of our directors for a total base purchase price of approximately $4.0 million.
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

	September 30, 2022	December 31, 2021
Land deposits and option payments (1)	$32,266	$37,499
Commitments under the land purchase contracts if the purchases are consummated (1)	$433,934	$921,345
Lots under land purchase contracts (1)	15,826	36,978
(1)Includes land banking financing arrangements, see Notes 2 and 3 for more details regarding real estate not owned.
As of September 30, 2022 and December 31, 2021, approximately $16.6 million and $19.3 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.0 million and $5.1 million at September 30, 2022 and December 31, 2021, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.4 million and $5.3 million at September 30, 2022 and December 31, 2021, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.5 million for each of the three months ended September 30, 2022 and 2021. Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $1.6 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the nine months ended September 30, 2022 and 2021 was $1.3 million and $1.2 million, respectively. As of September 30, 2022, the weighted-average discount rate was 5.3% and our weighted-average remaining life was 3.0 years. We do not have any significant lease contracts that have not yet commenced at September 30, 2022.

The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2022 (in thousands):

Year Ending December 31,	Operating leases
2022	383
2023	1,438
2024	1,171
2025	936
2026	799
Thereafter	1,055
Total	5,782
Lease amount representing interest	(380)
Present value of lease liabilities	$5,402
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $338.7 million (including $29.8 million of letters of credit issued under the Credit Agreement) and $206.8 million at September 30, 2022 and December 31, 2021, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
In 2019, we entered as a limited partner into a real estate investment fund with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. Additionally, in 2021, we entered into a joint venture with a mortgage lender. As of September 30, 2022 and December 31, 2021, we have a total of $6.9 million and $5.6 million, respectively, within other assets on the balance sheet relating to our investment in this real estate investment fund and the mortgage joint venture. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three and nine months ended September 30, 2022, was $2.2 million and $4.0 million, respectively. We did not have any income recognized for our investment in unconsolidated entities during each of the three and nine months ended September 30, 2021.

12.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our luxury series spec homes sold under our Terrata Homes brand.

The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Retail home sales revenues	$419,213	$650,041	$1,599,570	$1,990,439
Wholesale home sales revenues	127,861	101,567	216,623	258,634
Total home sales revenues	$547,074	$751,608	$1,816,193	$2,249,073
Our home sales revenues are disaggregated by geography, based on our determined reportable segments. See Note 13 for tabular presentation of this information.
13.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five qualifying reportable segments at September 30, 2022: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations.
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
Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Central	$228,448	$287,878	$807,400	$924,591
Southeast	138,478	146,166	328,510	442,431
Northwest	46,774	148,515	220,440	372,903
West	65,064	90,592	244,603	252,553
Florida	68,310	78,457	215,240	256,595
Total home sales revenues	$547,074	$751,608	$1,816,193	$2,249,073

Net income (loss) before income taxes:
Central	$46,413	$55,793	$189,004	$180,467
Southeast	31,593	27,142	70,358	77,644
Northwest	6,379	34,124	49,693	83,773
West	8,342	13,279	27,282	38,598
Florida	9,770	11,937	30,914	37,518
Corporate (1)	6,204	(15,281)	4,012	(18,609)
Total net income before income taxes	$108,701	$126,994	$371,263	$399,391
(1)The Corporate balance consists of general and administration unallocated costs for various shared service functions and non-strategic other income, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments. Additionally, for the three and nine months ended September 30, 2022, the balance includes the $7.1 million gain on the sale of the three-year interest rate cap of LIBOR prior to its expiration.

	September 30, 2022	December 31, 2021
Assets:
Central	$1,032,017	$857,174
Southeast	632,586	438,423
Northwest	469,193	349,752
West	573,867	384,548
Florida	304,724	221,763
Corporate (1)	100,413	100,205
Total assets	$3,112,800	$2,351,865
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
During the three months ended September 30, 2022, we continued to adapt our business to respond to the slowdown in demand caused by the Federal Reserve’s ongoing actions to stem inflation. Mortgage rates during the three months ended September 30, 2022 were double what they were during the three months ended September 30, 2021, further impacting sentiment and affordability for potential buyers. As a result, many buyers have paused their home purchasing decisions. We expect that mortgage rates will remain elevated until inflation subsides. Additionally, challenges from ongoing supply chain disruptions and higher construction and development costs continued during the three months ended September 30, 2022.
We continue to combat the demand headwinds and drive continued sales through increased advertising spending to connect with more potential homebuyers. During the three months ended September 30, 2022, we began offering mortgage buy-down programs and other sales incentives to offset some of the affordability pressures resulting from higher mortgage rates. Additionally, we increased our allocation of inventory available for sale to our wholesale channel. At the same time, we are carefully evaluating our land position and we significantly reduced our owned and controlled lots during the three months ended September 30, 2022. Finally, given the current market conditions and our focus on future community count growth, during the three months ended September 30, 2022, we chose to allocate available capital to near-term land development, rather than repurchase shares of our common stock.
During the three months ended September 30, 2022, we had 1,547 home closings, compared to 2,499 home closings during the three months ended September 30, 2021. During the nine months ended September 30, 2022, we had 5,173 home closings, compared to 7,916 home closings during the nine months ended September 30, 2021. The decline in home closings for both the three and nine months ended September 30, 2022 was primarily due to our strong prior year comparable numbers, exacerbated by the momentum of higher mortgage rates experienced this year and lower average community count and absorption rates. Throughout 2022, our results were negatively impacted by longer lead times relating to materials, municipality and labor activities that increased our construction and development cycle times and slowed the timing of home closings. We expect continued cost inflation, building material shortages and longer municipality lead times to persist until global supply chain constraints ease.
At September 30, 2022, we had 93 active communities, including eleven Terrata Homes communities. At September 30, 2021, we had 103 active communities, including three Terrata Homes communities.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, mortgage rates, financial market stability, consumer confidence, housing demand, availability of financing for home buyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, and in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control. During the three months ended

September 30, 2022, we continued to experience significant supply chain disruptions, stemming from COVID-19 and variants thereof (collectively, “COVID-19”), that extended construction and development cycles and delayed home closings and the opening of new communities. While we endeavor to manage our supply chain to limit impacts to our business and customers, we believe these global shortages will continue to impact our operations as long as the dynamics surrounding the COVID-19 pandemic persist.
Despite the current demand environment headwinds, we believe the long-term outlook for new homes remains strong, driven by solid fundamentals, including a historically low inventory of new and existing homes for sale, an aging housing stock, rising rents, strong household formations and low unemployment. However, the housing market is currently in a state of transition and we expect affordability constraints and buyer reticence to continue to impact demand for the foreseeable future.
For additional discussion regarding our business and operations, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. For additional discussion regarding risks associated with our business and operations, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q for the three months ended September 30, 2022.
Key Results
Key financial results as of and for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, were as follows:
•Home sales revenues decreased 27.2% to $547.1 million from $751.6 million.
•Homes closed decreased 38.1% to 1,547 homes from 2,499 homes.
•Average sales price per home closed increased 17.6% to $353,635 from $300,764.
•Gross margin as a percentage of home sales revenues increased to 28.5% from 26.9%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 29.5% from 28.2%.
•Net income before income taxes decreased 14.4% to $108.7 million from $127.0 million.
•Net income decreased 10.1% to $90.4 million from $100.6 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 20.8% from 18.1%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 18.4% from 19.7%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
Key financial results as of and for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were as follows:
•Home sales revenues decreased 19.2% to $1.8 billion from $2.2 billion.
•Homes closed decreased 34.7% to 5,173 homes from 7,916 homes.
•Average sales price per home closed increased 23.6% to $351,091 from $284,117.
•Gross margin as a percentage of home sales revenues increased to 30.0% from 27.0%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 31.2% from 28.4%.
•Net income before income taxes decreased 7.0% to $371.3 million from $399.4 million.
•Net income decreased 8.1% to $292.5 million from $318.3 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 21.3% from 19.1%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 20.4% from 19.6%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 76,453 lots at September 30, 2022 as compared to 89,984 lots at June 30, 2022 and 91,845 lots at December 31, 2021.

Results of Operations
The following table sets forth our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$547,074	$751,608	$1,816,193	$2,249,073
Expenses:
Cost of sales	391,275	549,319	1,270,628	1,642,756
Selling expenses	33,938	39,871	111,605	127,450
General and administrative	27,284	24,480	84,657	72,479
Operating income	94,577	137,938	349,303	406,388
Loss on extinguishment of debt	—	13,314	—	13,976
Other income, net	(14,124)	(2,370)	(21,960)	(6,979)
Net income before income taxes	108,701	126,994	371,263	399,391
Income tax provision	18,311	26,444	78,811	81,049
Net income	$90,390	$100,550	$292,452	$318,342
Basic earnings per share	$3.88	$4.10	$12.42	$12.85
Diluted earnings per share	$3.85	$4.05	$12.29	$12.72
Other Financial and Operating Data:
Average community count	93.0	102.7	91.1	104.7
Community count at end of period	93	103	93	103
Home closings	1,547	2,499	5,173	7,916
Average sales price per home closed	$353,635	$300,764	$351,091	$284,117
Gross margin (1)	$155,799	$202,289	$545,565	$606,317
Gross margin % (2)	28.5%	26.9%	30.0%	27.0%
Adjusted gross margin (3)	$161,578	$211,844	$565,900	$639,245
Adjusted gross margin % (2)(3)	29.5%	28.2%	31.2%	28.4%
EBITDA (4)	$113,722	$135,892	$387,262	$429,941
EBITDA margin % (2)(4)	20.8%	18.1%	21.3%	19.1%
Adjusted EBITDA (4)	$100,760	$147,788	$370,772	$440,148
Adjusted EBITDA margin % (2)(4)	18.4%	19.7%	20.4%	19.6%
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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the three months ended September 30, 2022 and 2021 were as follows (revenues in thousands):

	Three Months Ended September 30, 2022					As of September 30, 2022
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$228,448	681	$335,460	33.0	6.9	34
Southeast	138,478	419	330,496	23.3	6.0	24
Northwest	46,774	95	492,358	7.0	4.5	7
West	65,064	155	419,768	11.0	4.7	11
Florida	68,310	197	346,751	18.7	3.5	17
Total	$547,074	1,547	$353,635	93.0	5.5	93

	Three Months Ended September 30, 2021					As of September 30, 2021
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$287,878	1,072	$268,543	34.7	10.3	33
Southeast	146,166	551	265,274	24.0	7.7	26
Northwest	148,515	325	456,969	12.3	8.8	12
West	90,592	248	365,290	12.7	6.5	13
Florida	78,457	303	258,934	19.0	5.3	19
Total	$751,608	2,499	$300,764	102.7	8.1	103
Home sales revenues for the three months ended September 30, 2022 were $547.1 million, a decrease of $204.5 million, or 27.2%, from $751.6 million for the three months ended September 30, 2021. The decrease in home sales revenues is primarily due to a 38.1% decrease in homes closed, partially offset by an increase in the average sales price per home closed during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The average sales price per home closed during the three months ended September 30, 2022 was $353,635, an increase of $52,871, or 17.6%, from the average sales price per home closed of $300,764 for the three months ended September 30, 2021. The increase in the average sales price per home closed in all reportable segments is primarily due to favorable pricing environments that allowed us to pass through cost increases associated with the construction of our homes. The overall decrease in home closings is a result of lower average community count and overall lower absorption pace during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Our community count at September 30, 2022 decreased to 93 from 103 at September 30, 2021. The decrease in community count is due to the close out of or transition between certain active communities for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The overall decrease in absorption primarily relates to the lower demand environment as a result of higher mortgage rates and increased cycle times resulting from pandemic related production disruptions.
Included within our home sales revenues for the three months ended September 30, 2022 is $127.9 million in wholesale revenues as a result of 443 home closings, representing 28.6% of the 1,547 total homes closed during the three months ended September 30, 2022. Included within our home sales revenues for the three months ended September 30, 2021 is $101.6 million in wholesale revenues as a result of 433 home closings, representing 17.3% of the 2,499 total homes closed during the three months ended September 30, 2021. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to allocating more inventory available for sale to the wholesale channel during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, when we limited the writing of wholesale contracts due to higher retail demand and supply chain uncertainty.

Home sales revenues in our Central reportable segment decreased by $59.4 million, or 20.6%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a 36.5% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Southeast reportable segment decreased by $7.7 million, or 5.3%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a 24.0% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Northwest reportable segment decreased by $101.7 million, or 68.5%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a 70.8% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed. Home sales revenues in our West reportable segment decreased by $25.5 million, or 28.2%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a 37.5% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Florida reportable segment decreased by $10.1 million, or 12.9%, during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to a 35.0% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales decreased for the three months ended September 30, 2022 to $391.3 million, a decrease of $158.0 million, or 28.8%, from $549.3 million for the three months ended September 30, 2021, primarily due to a 38.1% decrease in homes closed, offset by higher average construction costs per home closed. Gross margin for the three months ended September 30, 2022 was $155.8 million, a decrease of $46.5 million, or 23.0%, from $202.3 million for the three months ended September 30, 2021. Gross margin as a percentage of home sales revenues was 28.5% for the three months ended September 30, 2022 and 26.9% for the three months ended September 30, 2021. This increase in gross margin as a percentage of home sales revenues was primarily due to raising prices higher than increases in input costs during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Selling Expenses. Selling expenses for the three months ended September 30, 2022 were $33.9 million, a decrease of $5.9 million, or 14.9%, from $39.9 million for the three months ended September 30, 2021. Sales commissions decreased to $17.9 million for the three months ended September 30, 2022 from $28.0 million for the three months ended September 30, 2021, primarily due to a 27.2% decrease in home sales revenues during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Selling expenses as a percentage of home sales revenues were 6.2% and 5.3% for the three months ended September 30, 2022 and 2021, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to higher advertising and other expenses incurred during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
General and Administrative. General and administrative expenses for the three months ended September 30, 2022 were $27.3 million, an increase of $2.8 million, or 11.5%, from $24.5 million for the three months ended September 30, 2021. The increase in the amount of general and administrative expenses is primarily due to costs related to the termination of land purchase agreements incurred during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. General and administrative expenses as a percentage of home sales revenues were 5.0% and 3.3% for the three months ended September 30, 2022 and 2021, respectively. The increase in general and administrative expenses as a percentage of home sales revenues is primarily due to the 27.2% decrease in homes sales revenue, increased personnel costs and terminated land purchase agreements, partially offset by reductions in other personnel associated costs, including performance based compensation, incurred during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Loss on Extinguishment of Debt. There was no loss on extinguishment of debt for the three months ended September 30, 2022. Loss on extinguishment of debt for the three months ended September 30, 2021 was $13.3 million, due to the redemption premium associated with our 6.875% Senior Notes due 2026 (the “2026 Senior Notes”), as well as debt issuance costs and discount previously capitalized that were associated with our 2026 Senior Notes for the three months ended September 30, 2021.
Other Income. Other income, net of other expenses was $14.1 million for the three months ended September 30, 2022, an increase of $11.8 million from $2.4 million for the three months ended September 30, 2021. Other income, net of other expenses, primarily reflects the sale in July 2022 of the three-year interest rate cap of LIBOR prior to its expiration that resulted in $7.1 million in other income, income associated with our investment in unconsolidated entities and gains realized from the sale of land and lots not directly associated with our core homebuilding operations.

Operating Income and Net Income before Income Taxes. Operating income for the three months ended September 30, 2022 was $94.6 million, a decrease of $43.4 million, or 31.4%, from $137.9 million for the three months ended September 30, 2021. Net income before income taxes for the three months ended September 30, 2022 was $108.7 million, a decrease of $18.3 million, or 14.4%, from $127.0 million for the three months ended September 30, 2021. All reportable segments contributed to net income before income taxes during the three months ended September 30, 2022 as follows: Central - $46.4 million or 42.7%; Southeast - $31.6 million or 29.1%; Northwest - $6.4 million or 5.9%; West - $8.3 million or 7.7%; and Florida - $9.8 million or 9.0%. The overall decreases in operating income and net income before income taxes are primarily attributed to lower home closings across all reportable segments and lower average community count at a lower absorption pace, partially offset by higher gross margins and higher average sales price per home closed during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Income Taxes. Income tax provision for the three months ended September 30, 2022 was $18.3 million, a decrease of $8.1 million, or 30.8%, from income tax provision of $26.4 million for the three months ended September 30, 2021. The decrease in our effective tax rate to 16.8% from 20.8% for the three months ended September 30, 2021 results from the retroactive extension of the 45L tax credit and the deductions in excess of compensation cost for share-based payments, offset by an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit.
Net Income. Net income for the three months ended September 30, 2022 was $90.4 million, a decrease of $10.2 million, or 10.1%, from $100.6 million for the three months ended September 30, 2021. The decrease in net income is primarily attributed to higher gross margins and higher average sales price per home closed recognized during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the nine months ended September 30, 2022 and 2021 were as follows (revenues in thousands):

	Nine Months Ended September 30, 2022
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$807,400	2,460	$328,211	31.3	8.7
Southeast	328,510	1,018	322,701	21.0	5.4
Northwest	220,440	429	513,846	8.6	5.5
West	244,603	598	409,035	11.2	5.9
Florida	215,240	668	322,216	19.0	3.9
Total	$1,816,193	5,173	$351,091	91.1	6.3

	Nine Months Ended September 30, 2021
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$924,591	3,547	$260,668	36.7	10.7
Southeast	442,431	1,731	255,593	25.8	7.5
Northwest	372,903	876	425,688	11.1	8.8
West	252,553	729	346,438	11.3	7.1
Florida	256,595	1,033	248,398	19.8	5.8
Total	$2,249,073	7,916	$284,117	104.7	8.4
Home sales revenues for the nine months ended September 30, 2022 were $1.8 billion, a decrease of $0.4 billion, or 19.2%, from $2.2 billion for the nine months ended September 30, 2021. The decrease in home sales revenues is primarily due to a 34.7% decrease in homes closed, partially offset by an increase in the average sales price per home closed during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The average sales price per home closed during the nine months ended September 30, 2022 was $351,091, an increase of $66,974, or 23.6%, from the average sales price per home closed of $284,117 for the nine months ended September 30, 2021. The increase in the average sales price per home closed in all reportable segments is primarily due to favorable pricing environments that allowed us to pass through cost increases associated with the construction of our homes. The overall decrease in home closings is a result of lower average community count and overall lower absorption pace during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The overall decrease in average community count relates to timing associated with the opening, close out or transition between certain active communities during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The overall decrease in absorption relates to the normalization of demand, increased mortgage rates and increased cycle times stemming from pandemic-related production disruptions. These disruptions have caused varying degrees of supply chain constraints in the markets we serve.
Included within our home sales revenues for the nine months ended September 30, 2022 is $216.6 million in wholesale revenues as a result of 802 home closings, representing 15.5% of the 5,173 total homes closed during the nine months ended September 30, 2022. Included within our home sales revenues for the nine months ended September 30, 2021 is $258.6 million in wholesale revenues as a result of 1,146 home closings, representing 14.5% of the 7,916 total homes closed during the nine months ended September 30, 2021. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to allocating more inventory available for sale to the wholesale channel during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Home sales revenues in our Central reportable segment decreased by $117.2 million, or 12.7%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a 30.6% decrease in the number of homes closed driven by a decrease in average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Southeast reportable segment decreased by $113.9 million, or 25.7%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a 41.2% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Northwest reportable segment decreased by $152.5 million, or 40.9%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a 51.0% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed. Home sales revenues in our West reportable segment decreased by $8.0 million, or 3.1%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an 18.0% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed. Home sales revenues in our Florida reportable segment decreased by $41.4 million, or 16.1%, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to a 35.3% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales decreased for the nine months ended September 30, 2022 to $1.3 billion, a decrease of $0.4 billion, or 22.7%, from $1.6 billion for the nine months ended September 30, 2021. This overall decrease is primarily due to a 34.7% decrease in homes closed, offset by increased construction costs. Gross margin for the nine months ended September 30, 2022 was $545.6 million, a decrease of $60.8 million, or 10.0%, from $606.3 million for the nine months ended September 30, 2021. Gross margin as a percentage of home sales revenues was 30.0% for the nine months ended September 30, 2022 and 27.0% for the nine months ended September 30, 2021. The increase in gross margin as a percentage of home sales revenues during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to raising prices higher than increases in input costs.
Selling Expenses. Selling expenses for the nine months ended September 30, 2022 were $111.6 million, a decrease of $15.8 million, or 12.4%, from $127.5 million for the nine months ended September 30, 2021. Sales commissions decreased to $68.5 million for the nine months ended September 30, 2022 from $84.7 million for the nine months ended September 30, 2021, partially due to a 19.2% decrease in home sales revenues during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Selling expenses as a percentage of home sales revenues were 6.1% and 5.7% for the nine months ended September 30, 2022 and 2021, respectively. The slight increase in selling expenses as a percentage of home sales revenues was driven primarily by higher advertising and other expenses incurred during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2022 were $84.7 million, an increase of $12.2 million, or 16.8%, from $72.5 million for the nine months ended September 30, 2021. The increase in the amount of general and administrative expenses is primarily due to increased personnel and associated costs, as well as professional fees and terminated land purchase agreements incurred during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. General and administrative expenses as a percentage of home sales revenues were 4.7% and 3.2% for the nine months ended September 30, 2022 and 2021, respectively. The increase in general and administrative expenses as a percentage of home sales revenues is primarily due to increased personnel and associated costs, as well as professional fees and terminated land purchase agreements incurred during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Loss on Extinguishment of Debt. There was no loss on extinguishment of debt for the nine months ended September 30, 2022. Loss on extinguishment of debt for the nine months ended September 30, 2021 was $14.0 million, primarily due to the redemption premium associated with our 2026 Senior Notes, as well as debt issuance costs and discount previously capitalized that were associated with our 2026 Senior Notes and debt issuance costs previously capitalized that were associated with our credit agreement then in effect for the nine months ended September 30, 2021.
Other Income. Other income, net of other expenses was $22.0 million for the nine months ended September 30, 2022, an increase of $15.0 million from $7.0 million for the nine months ended September 30, 2021. The increase in other income primarily reflects the sale in July 2022 of the three-year interest rate cap of LIBOR prior to its expiration that resulted in $7.1 million in other income, income associated with our investment in unconsolidated entities and gains realized from the sale of land and lots not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the nine months ended September 30, 2022 was $349.3 million, a decrease of $57.1 million, or 14.0%, from $406.4 million for the nine months ended September 30,

2021. Net income before income taxes for the nine months ended September 30, 2022 was $371.3 million, a decrease of $28.1 million, or 7.0%, from $399.4 million for the nine months ended September 30, 2021. The following reportable segments contributed to net income before income taxes during the nine months ended September 30, 2022 as follows: Central - $189.0 million or 50.9%; Southeast - $70.4 million or 19.0%; Northwest - $49.7 million or 13.4%; West - $27.3 million or 7.3%; and Florida - $30.9 million or 8.3%. The decreases in operating income and net income before income taxes are primarily attributed to the decrease in home sales revenues, partially offset by higher average sales price per home closed at higher gross margins on a per home basis, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Income Taxes. Income tax provision for the nine months ended September 30, 2022 was $78.8 million, a decrease of $2.2 million, or 2.8%, from income tax provision of $81.0 million for the nine months ended September 30, 2021. The decrease in the amount of income tax provision is primarily due to the tax benefits relating to the federal energy efficient homes tax credits that previously expired in 2021 and were subsequently extended for 2022. The increase in our effective tax rate to 21.2% from 20.3% results from an increase in the rate due to an increase in the rate for the state income taxes, net of the federal benefit, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, offset by the retroactive extension of the 45L tax credit and the deductions in excess of compensation cost for share-based payments for the nine months ended September 30, 2022.
Net Income. Net income for the nine months ended September 30, 2022 was $292.5 million, a decrease of $25.9 million, or 8.1%, from $318.3 million for the nine months ended September 30, 2021. The decrease in net income is primarily attributed to overall lower homes closed across all reportable segments, offset by higher average sales price per home closed at higher gross margins on a per home basis, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Home sales revenues	$547,074	$751,608	$1,816,193	$2,249,073
Cost of sales	391,275	549,319	1,270,628	1,642,756
Gross margin	155,799	202,289	545,565	606,317
Capitalized interest charged to cost of sales	4,617	8,603	14,865	29,718
Purchase accounting adjustments (1)	1,162	952	5,470	3,210
Adjusted gross margin	$161,578	$211,844	$565,900	$639,245
Gross margin % (2)	28.5%	26.9%	30.0%	27.0%
Adjusted gross margin % (2)	29.5%	28.2%	31.2%	28.4%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$90,390	$100,550	$292,452	$318,342
Income tax provision (benefit)	18,311	26,444	78,811	81,049
Depreciation and amortization	404	295	1,134	832
Capitalized interest charged to cost of sales	4,617	8,603	14,865	29,718
EBITDA	113,722	135,892	387,262	429,941
Purchase accounting adjustments(1)	1,162	952	5,470	3,210
Loss on extinguishment of debt	—	13,314	—	13,976
Other income, net	(14,124)	(2,370)	(21,960)	(6,979)
Adjusted EBITDA	$100,760	$147,788	$370,772	$440,148
EBITDA margin %(2)	20.8%	18.1%	21.3%	19.1%
Adjusted EBITDA margin %(2)	18.4%	19.7%	20.4%	19.6%
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
Our net orders decreased for the nine month period ended September 30, 2022 compared to the same period last year primarily due to the strength of the prior year comp, our decision to write contracts later in the construction process, the availability of finished lots, longer construction cycle times and, to a lesser extent, rising mortgage rates for our homebuyers that impacted levels of demand for our homes starting in the third quarter of 2022.
The number of homes in our backlog at September 30, 2022 decreased 59.4% compared to September 30, 2021. The increase in cancellation rates generally corresponds with the rapid increase in mortgage rates for our homebuyers in the second and third quarters of 2022. We believe that, over time, our inventory levels and sales pace will return to our pre-pandemic levels as demand normalizes and mortgage rates decrease from current levels.
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Nine Months Ended September 30,
	2022 (4)	2021 (5)
Net orders (1)	4,373	8,044
Cancellation rate (2)	21.0%	18.8%
Ending backlog – homes (3)	1,255	3,090
Ending backlog – value (3)	$428,293	$959,786
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
(4)As of September 30, 2022, we had 591 units related to bulk sales agreements associated with our wholesale business.
(5)As of September 30, 2021, we had 563 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 93 and 101 active communities as of September 30, 2022 and December 31, 2021, respectively. The overall decrease in community count is seen as transitory, primarily due to the close out of active communities and to a lesser extent available finished lots in certain active markets. Generally, it takes us two to three years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we utilize, on a limited and strategic basis, land banking financing arrangements.
Our lot inventory decreased to 76,453 owned or controlled lots as of September 30, 2022 from 91,845 owned or controlled lots as of December 31, 2021, primarily related to controlled lots that were terminated during the second and third quarters of 2022 to manage our overall inventory. Additionally, throughout 2022 we have experienced intermittent delays that have lowered the lot counts and have been compounded by nationwide inflationary headwinds.
During the three months ended September 30, 2022, we have entered into several land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. In consideration for this repurchase option, we paid a non-refundable commitment fee. Based on our right to control the ultimate economic outcome of these finished lots, these assets will continue to be held within our inventory and a corresponding obligation was established within our accrued liabilities to recognize this relationship. While we are not legally obligated to purchase the balance of the lots, we will be subject to certain performance obligations, financial and other penalties if the lots are not purchased. We do not have any ownership interest or title to the assets and do not guarantee their liabilities.
The table below shows (i) home closings by reportable segment for the nine months ended September 30, 2022 and (ii) our owned or controlled lots by reportable segment as of September 30, 2022.

	Nine Months Ended September 30, 2022	As of September 30, 2022
Reportable Segment	Home Closings	Owned (1)	Controlled (2)	Total
Central	2,460	23,326	4,512	27,838
Southeast	1,018	15,687	4,035	19,722
Northwest	429	6,814	2,162	8,976
West	598	9,698	1,960	11,658
Florida	668	5,102	3,157	8,259
Total	5,173	60,627	15,826	76,453
(1)Of the 60,627 owned lots as of September 30, 2022, 48,516 were raw/under development lots and 12,111 were finished lots.
(2)Of the 15,826 controlled lots as of September 30, 2022, 716 were associated with land banking financing arrangements.

Homes in Inventory
When entering a new community, we build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of September 30, 2022, we had a total of 1,541 completed homes, including information centers, and 2,569 homes in progress.
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. In addition, the majority of our raw materials are supplied to us by our subcontractors, and are included in the price of our contract with such subcontractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Substantially all of our construction work is done by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices possible. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities and lumber. For the nine months ended September 30, 2022, we have experienced delays and cost increases, to varying degrees, in our building materials and other construction costs. We could see additional cost pressures associated with lumber and other materials in future quarters. Generally, we have been able to increase the sales prices of our homes to absorb these increased costs.
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
Liquidity and Capital Resources
Overview
As of September 30, 2022, we had $52.7 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
Short-term Liquidity and Capital Resources
We generally rely on our ability to finance our operations by generating operating cash flows and borrowing under the Credit Agreement (as defined below) to adequately fund our short-term working capital obligations and to purchase land and other assets, develop lots and homes and repurchase shares of our common stock. As needed, we will consider accessing the debt and equity capital markets as part of our ongoing financing strategy. We rely on our ability to obtain performance, payment and completion surety bonds as well as letters of credit to finance our projects. Furthermore, we utilize, on a limited and strategic basis, land banking financing arrangements to access short-term liquidity.
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
Long-term Liquidity and Capital Resources
We believe that our long-term principal uses of liquidity and capital resources will be inventory related purchases concerning land, lot development, repurchase shares of our common stock, other capital expenditures, and principal and interest payments on our debt obligations maturing in 2025 and 2029. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available to borrow under the Credit Agreement or through accessing debt or equity capital, as needed, although no assurance can be provided that such additional debt or equity capital will be available when needed or on terms that we find attractive. Additionally, we plan to further utilize, on a limited and strategic basis, land banking financing arrangements to maximize long-term liquidity for lot development projects where we have sufficient finished lot availability in certain markets. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance our indebtedness, or dispose of certain assets to fund our operating activities and capital needs.
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of September 30, 2022, the borrowing base under the Credit Agreement was $1.4 billion, of which borrowings, including the 2029 Senior Notes, of $1.2 billion were outstanding, $29.8 million of letters of credit were outstanding and $127.3 million was available to borrow under the Credit Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $338.7 million as of September 30, 2022. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of September 30, 2022 will be drawn upon.

Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended September 30, 2022, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2022, we repurchased 892,916 shares of our common stock for $95.1 million to be held as treasury stock. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of September 30, 2022, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $359.6 million for the nine months ended September 30, 2022. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the nine months ended September 30, 2022 was primarily driven by cash outflow from the $791.7 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and partially offset by net income of $292.5 million, as well as the $41.1 million and $43.8 million increase in the net change in accounts payable, and accrued expenses and other liabilities, respectively.
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
Investing Activities
Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2022, primarily due to the purchase of property and equipment and additional investment in unconsolidated entities.
Net cash used in investing activities was $69.8 million for the nine months ended September 30, 2021, primarily due to the payment for a business acquisition, additional investment in unconsolidated entities, and purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $363.8 million for the nine months ended September 30, 2022, primarily driven by $534.9 million of borrowings under the 2021 Credit Agreement and the Credit Agreement and $35.9 million of proceeds related to a financing arrangement with a third-party land banker. These were partially offset by $110.0 million of repayments on the Credit Agreement and by $95.1 million in payments for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock.
Net cash used in financing activities was $20.5 million for the nine months ended September 30, 2021, primarily driven by $944.0 million of payments on our credit agreement then in effect and the 2021 Credit Agreement and by the $137.7 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock, offset by $1.1 billion related to the proceeds received from the offering of the 2029 Senior Notes, and borrowings under our credit agreement then in effect and the 2021 Credit Agreement.
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. During the nine months ended September 30, 2022, we have experienced a significant increase in land, labor, materials and construction costs, which we currently expect to continue for the foreseeable future. Generally, we have been able to increase the sales prices of our homes to absorb such increased costs. See “Industry and Economic Risks—Inflation could adversely affect our business and financial results” in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Material Cash Requirements
As of September 30, 2022, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•adverse economic changes either nationally or in the markets in which we operate, including, among other things, potential impacts from political uncertainty, civil unrest, increases in unemployment, volatility of mortgage rates, supply chain disruptions (including due to the conflict between Russia and Ukraine and the wide-ranging sanctions the United States and other countries have imposed or may further impose on Russian business sectors, financial organizations, individuals and raw materials), inflation, the possibility of recession and decreases in housing prices;
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
•increases in taxes or government fees;
•our continued ability to qualify for additional federal energy efficient homes tax credits and the extension of the availability of such tax credits beyond 2032;
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
ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margin and net income.
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
As of September 30, 2022, we had $942.3 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of September 30, 2022 was SOFR plus 1.85%. At September 30, 2022, SOFR was 3.03%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $9.4 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The housing market may continue its recent decline or decline further, and any such continuation or decline in our markets or for the homebuilding industry generally may materially and adversely affect our business and financial condition.
We cannot predict whether and to what extent the housing markets in the geographic areas in which we operate will grow, particularly if interest rates for mortgage loans, land costs, and construction costs continue to rise. The U.S. housing market remained strong throughout the COVID-19 pandemic, but began softening during the second quarter of 2022 and has continued to decline in the third quarter of 2022 primarily due to inflationary pricing, rapidly rising interest rates for mortgage loans, and construction costs. Other factors that might impact the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of the COVID-19 pandemic, the conflict between Russia and Ukraine, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, slower rates of population growth or population decline in our markets, or Federal Reserve policy changes.
If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, including as a result of the COVID-19 pandemic, the conflict between Russia and Ukraine, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices continue to rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed, cancellations of home purchase contracts and the amount of revenues or profits we generate, and such effect may be material.
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

LGI Homes, Inc.

Date:	November 1, 2022	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	November 1, 2022	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer