Form 10-K
period 2022-12-31
LGI Homes, Inc.
filed 2023-02-21
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.8 billion based on the closing price of such stock on such date as reported on the NASDAQ Stock Market.

As of February 17, 2023, there were 23,305,806 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III.

PART I
ITEM 1.    BUSINESS
General
We are engaged in the design, construction and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia, Pennsylvania and Maryland. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 50,000 homes. During the year ended December 31, 2022, we had 6,621 home closings, compared to 10,442 home closings in 2021.
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
Business Opportunities
Since our initial public offering in November 2013, we have grown substantially by expanding our operations from nine markets in four states to 35 markets in 20 states. We currently offer homes for sale in 99 communities throughout the United States. We focus on demographic and economic trends forecasted for these markets and expect to continue to grow.
Our sales and marketing-focused operating model has enabled us to enter new markets efficiently and profitably. We intend to continue to expand into new markets where we identify opportunities to develop communities and sell homes that meet our profit and return objectives.
Driven by commitment to our customers and our desire to make their dreams of homeownership a reality, we offer multiple product lines, including attached and detached entry-level homes and active adult offerings that are marketed and sold under our LGI Homes brand and luxury homes that are marketed and sold under our Terrata Homes brand.
During 2022, our average home completion time was approximately 90 to 165 days, our average home size ranged between 1,000 to 4,100 square feet and our overall sales prices ranged from approximately $190,000 to more than $1,200,000. For the year ended December 31, 2022, we closed 6,621 homes at an average sales price per home closed of $348,052. During 2021, our average home completion time was approximately 90 to 130 days, our average home size ranged between 1,000 to 4,100 square feet and our overall sales prices ranging from approximately $150,000 to more than $1,100,000. For the year ended December 31, 2021, we closed 10,442 homes at an average sales price per home closed of $292,104.
We pursue a flexible land acquisition strategy of purchasing or optioning finished lots at attractive prices, or purchasing raw land for residential development. Given our successful history as a land developer, we are experienced in converting raw land into residential communities. We endeavor to maintain a pipeline of desirable land positions for replacement and new communities. We generally target land acquisitions that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. Such areas generally result in a better value for the homeowner, either through lower sales prices or larger lot sizes. We consider development opportunities that meet our profit and return objectives, including opportunities that may involve the sale of home sites as a part of the product mix. Projects of interest are typically evaluated at the division level using an extensive due diligence checklist that includes assessing the permitting and regulatory requirements, environmental considerations, local market conditions and anticipated floor plans, pricing and financial returns. We also determine the number of potential residents in the market and rental households that are within driving distance of the proposed project. We will continue to focus primarily on entry-level homebuyers.
Additionally, we engage in other business activities that leverage or complement our core homebuilding operations. Our wholesale business builds and sells homes to large institutions interested in acquiring single-family rental properties through bulk sales agreements. Beginning in 2021, we began building and leasing a number of single-family homes in select, existing communities. These rental projects are income producing and we maintain the option to sell these homes in a bulk purchase agreement. Finally, our strategic joint ventures, LGI Mortgage Solutions and LGI Insurance Solutions, provide mortgage financing and homeowners insurance services to our customers.

During the second half of 2022, we experienced a slowdown in demand caused by the Federal Reserve’s ongoing actions to stem inflation and the resulting increases in mortgage rates compared to the beginning of 2022. As a result, many buyers paused their home purchasing decisions. In response to this slowdown in buyer demand, we increased advertising spending to connect with more potential homebuyers. Beginning in September 2022, we began offering mortgage buy-down programs and other sales incentives to offset some of the affordability pressures resulting from higher mortgage rates and increased our allocation of inventory available for sale to our wholesale channel. Additionally, we evaluated our land position and significantly reduced our owned and controlled lots and right sized the number of finished homes in inventory. Given the market conditions experienced during the second half of 2022 and our continued focus on future community count growth, we have chosen to allocate available capital to near-term land development.
While we expect that many of these challenges will persist in 2023 and could potentially worsen, we believe the long-term outlook for new homes remains strong, driven by solid fundamentals, including a historically low inventory of new and existing homes for sale, an aging housing stock, rising rents, strong household formations and low unemployment.
Sales and Marketing
Our well-defined sales and marketing approach focuses on converting renters of apartments and single-family homes into homeowners. We use extensive digital and print advertising to attract potential homebuyers. We employ various marketing methods, such as interactive online media, social media, direct mail, directional signage, and billboards. These methods have proven highly successful in reaching our target market, placing potential homebuyers in front of our trained sales professionals and communicating our core messages of value and dream fulfillment.
While a proportion of our business comes from realtors, our marketing efforts are principally designed to connect directly with potential customers currently renting their residences and encourage them to schedule an in-person appointment at one of our information centers. Our information centers are typically open 11 hours per day, 359 days per year, and generally staffed by two to five sales professionals who are supported by a dedicated loan officer.
Our commission-based sales professionals are trained to learn about the current housing situation of the customer, educate them on the value proposition of owning an LGI home and provide them with a comprehensive understanding of the steps required to achieve homeownership. We also inform customers of our history, vision and values. Our sales professionals determine credit and income qualifications, provide floor plans and pricing information, and conduct tours of our homes based on the customer’s needs and budget. We provide each customer with a comprehensive introduction to the community and the surrounding area, furnishing them with detailed information regarding utilities, schools, homeowners association dues and restrictions, local entertainment and nearby dining and shopping options. As a result of our transparent approach, customers receive all the information needed to make a buying decision, which we believe sets clear expectations and eliminates confusion during the home buying process.
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
We offer a set number of floor plans in each community with standardized finishes. Doing so enables us to utilize an even-flow, continuous construction process that is designed to efficiently build and maintain an inventory of move-in ready homes that are available for immediate sale.
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
Our homebuilding operations utilize a paperless purchase order system to conduct business with our subcontractors and suppliers. Our master build schedule allows our trade partners to receive their specific tasks from our electronic system and plan several weeks in advance before starting their work. This means of communication allows our subcontractors to schedule their crews efficiently, thereby allowing for better pricing and better quality of work. Typically, our contractors are paid every week, which contributes to the strength of our business relationships with them.
Our homes are designed to meet the preferences of our target market of potential homebuyers and enable cost efficient and effective construction processes. In 2019, we introduced our CompleteHomeTM and CompleteHome PlusTM packages to continue our legacy of offering buyers well-appointed, move-in ready homes, a streamlined buying experience, and superior quality with even more standard features than offered before. Each of these packages includes preselected, upgraded features, including stainless steel appliances, cabinets with crown molding, granite or quartz countertops, undermount sinks, as well as convenient outlets with USB charging capability and a Wi-Fi-enabled garage door opener. Additionally, both packages include programmable thermostats, double-pane Low-E vinyl windows, LED flush mount ENERGY STAR lights and a variety of other energy-saving features. Our CompleteHome Plus package includes everything in the CompleteHome package plus 42” upper cabinets, nine-foot ceilings, designer paint selections, additional landscaping and window blinds in every room of the house.
We offer an attached townhome product in certain markets that enables us to keep our entry-level price point within reach of more new homebuyers. We believe that this product helps to counter rising land and home costs.
Our active adult communities offer affordable homes in both open and age-restricted lifestyles in amenity-rich communities. These communities leverage existing floor plans with minor modifications designed to meet the needs of active adult homebuyers at prices that present a compelling value-proposition.
Our Terrata Homes brand allows us to leverage our systems and processes, including our customer centric sales system, to deliver move-in ready homes with preselected luxury features. During 2022, we closed 217 Terrata Homes at an average sales price per home closed of $549,551, compared to 183 Terrata Homes at an average sales price per home closed of $482,410, in 2021. As of December 31, 2022, we offered Terrata Homes in ten of our active communities. We expect that home closings in our Terrata Homes branded communities will be approximately 5.0% of our annual home closings during 2023.
Our mortgage financing and homeowners insurance joint ventures provide a streamlined, customer-focused experience for our homebuyers. LGI Mortgage Solutions provides mortgage services to our customers through an unconsolidated joint venture. LGI Insurance Solutions provides homeowners and other insurance products to our customers through an unconsolidated joint venture.
Our wholesale business provides opportunities for us to leverage our even-flow construction methodology to build and sell homes to large institutions interested in acquiring homes to be used as rental properties, primarily through bulk sales agreements. During 2022 and 2021, we had 1,233 and 1,515 wholesale home closings, respectively, which represented 18.6% and 14.5% of our total home closings in 2022 and 2021, respectively. We expect our wholesale business to represent approximately 5% to 10% of our annual home closings during 2023.

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
Our lot inventory decreased to 71,904 owned or controlled lots as of December 31, 2022 from 91,845 owned or controlled lots as of December 31, 2021 primarily related to controlled lots that were terminated during the second and third quarters of 2022 to manage our overall inventory. Additionally, during 2022, we experienced intermittent delays that lowered the lot counts and have been compounded by nationwide inflationary headwinds.
We had 99 and 101 active communities as of December 31, 2022 and December 31, 2021, respectively. The overall decrease in community count is seen as transitory, primarily due to the close out of active communities and to a lesser extent available finished lots in certain active markets. Generally, it takes us two to three years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we utilize, on a limited and strategic basis, land banking financing arrangements.
During the year ended December 31, 2022, we entered into several land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. In consideration for this repurchase option, we paid a non-refundable commitment fee. Based on our right to control the ultimate economic outcome of these finished lots, these assets will be held as real estate not owned within our inventory and a corresponding obligation was established within our accrued liabilities to recognize this relationship. While we are not legally obligated to repurchase the balance of the lots, we will be subject to certain performance obligations, financial and other penalties if the lots are not purchased. We do not have any ownership interest or title to the assets that we have sold to the land banker and we do not guarantee any of the land banker’s liabilities.
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

The table below shows (i) home closings by reportable segment for the year ended December 31, 2022 and (ii) our owned or controlled lots by reportable segment as of December 31, 2022.

	Year Ended December 31, 2022	As of December 31, 2022
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	3,094	21,786	4,788	26,574
Southeast	1,404	15,160	2,389	17,549
Northwest	502	6,741	2,006	8,747
West	751	9,861	1,263	11,124
Florida	870	5,172	2,738	7,910
Total	6,621	58,720	13,184	71,904
(1)Of the 58,720 owned lots as of December 31, 2022, 47,857 were raw/under development lots and 10,863 were finished lots.
Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of December 31, 2022, we had a total of 1,985 completed homes, including information centers, and 1,323 homes in progress.
The following is a summary of our homes in inventory by reportable segment as of December 31, 2022 (dollar values in thousands):

Reportable Segment	Homes in Inventory (1)	Inventory Value (1)
Central	1,193	$292,680
Southeast	702	155,129
Northwest	321	122,881
West	410	120,590
Florida	560	118,843
Total	3,186	$810,123
(1)Includes homes in progress and completed homes; excludes information centers.
Backlog
See discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog.”
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. We purchase some components and materials centrally to leverage our purchasing power to achieve volume discounts, a practice that often reduces costs and ensures timely deliveries. We typically do not store significant inventories of construction materials, except for work in progress materials for homes under construction. In addition, the majority of our raw materials are supplied to us by our subcontractors and are included in the price of our contract with such subcontractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Our construction work is substantially completed by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities and lumber. In future quarters, we could see various cost pressures associated with widespread global inflation similar to the severity experienced during 2022. Generally, we have successfully increased the sales prices of our homes to absorb these increased costs or have successfully made cost-effective changes as we endeavor to keep our homes affordable.

Additionally, during the year ended December 31, 2022, significant supply chain disruptions have extended our land development and homebuilding construction cycles across the markets we serve. We are continuing to focus on our supply chain to limit the impact to both our business and customers. We believe these challenges will continue to impact our operations in 2023.
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
Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held strictly and/or jointly and severally liable to a governmental entity or to third parties for related damages, including property damage or bodily injury, and for investigation and cleanup costs incurred by such parties in connection with the contamination. A mitigation plan may be implemented during the construction of a home if a cleanup does not remove all contaminants of concern or to address a naturally occurring condition, such as methane or radon. Some homebuyers may not want to purchase a home that is, or may have been, subject to a mitigation plan. To date, we have not incurred any material unanticipated liabilities relating to the removal or remediation of toxic wastes or other environmental conditions.
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

As of December 31, 2022, we employed 952 people, of whom 84 were located at our corporate headquarters. Of our employees located outside our corporate headquarters, 531 were on-site sales and support personnel, and 337 were involved with acquisition and development, purchasing, and construction. We have built a diverse and inclusive team of professionals with a wide range of industry experience across our markets. We are dedicated to supporting our employees when times are challenging. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. We offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry.
We utilize subcontractors and tradespeople to perform the construction of our homes. We believe we have good relations with our subcontractors and tradespeople.
We are committed to equal employment and advancement opportunities for all individuals regardless of race, color, religion, gender, gender identity or expression, sex, sexual orientation, national origin, age, disability, genetic information, marital status or status as a covered veteran in accordance with applicable federal, state and local laws. As of December 31, 2022, our workforce at our corporate headquarters was comprised of 61% women and 27% identified as racially or ethnically diverse. As of December 31, 2022, our on-site sales, sales support and construction workforce located outside of our corporate headquarters was comprised of 27% women and 34% identified as racially or ethnically diverse.
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
We focus on identifying and attracting the best talent and providing those individuals with world-class training and continuous development. Typically, all new vice presidents, sales professionals and purchasing managers come to our corporate headquarters for a week of training in their first 100 days. We directly invest in our sales professionals by conducting an intensive 100-day introductory training program consisting of 30 days of initial in-depth, in-house education about our time-proven selling strategies and secondary training at the local division. Our continued commitment to our sales personnel is reflected in the ongoing weekly training sessions held in each of our information centers and quarterly regional training events. We also work closely with our subcontractors and tradespeople, training them on the most efficient way to build an LGI home. A number of our subcontractors and tradespeople have worked on our homes since we commenced homebuilding operations in 2003 and, therefore, are familiar with our business model.
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
We are committed to improving and giving back to the communities we serve. In addition to ongoing charitable giving, we close all of our offices nationwide once a year for our Service Impact Day. During this annual service event, our focus turns away from sales and home closings as we dedicate the entire day to charitable giving and volunteerism. Every LGI employee spends the day contributing to the local community. From constructing fences and cleaning up parks, organizing food, and volunteering at children's centers, we are committed to being a positive presence in the communities we build. Since 2016, we have contributed over $2.7 million in corporate, non-profit sponsorships, donated over 20,000 employee service hours and collaborated with over 100 non-profit organizations in an effort to make a meaningful impact in our local communities.
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
Information about our Executive Officers
The following table sets forth information regarding our executive officers as of February 21, 2023:

Name	Age	Position
Eric Lipar	52	Chief Executive Officer and Chairman of the Board
Michael Snider	51	President and Chief Operating Officer
Charles Merdian	53	Chief Financial Officer and Treasurer
Scott Garber	51	General Counsel and Corporate Secretary

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

Scott Garber.    Mr. Garber has served as our General Counsel and Corporate Secretary since April 2018. His responsibilities include all company legal matters, as well as corporate governance and risk management. Prior to joining the Company, Mr. Garber served as Assistant General Counsel at Chevron Phillips Chemical Company (CPChem) from March 2012 to April 2018, where he was responsible for major company transactions (both domestic and international), corporate governance of its Qatar-based joint ventures, and management of commercial legal matters for various company product lines and divisions. Prior to joining CPChem, Mr. Garber served as Associate General Counsel for United Airlines (formerly Continental Airlines), then the world’s largest airline, where he was responsible for the company’s litigation, antitrust and intellectual property matters. Mr. Garber previously worked at Howrey Simon Arnold & White, a major international law firm, where he specialized in all aspects of intellectual property law. Mr. Garber is a member of the State Bar of Texas and is also admitted to practice before the U.S. Patent & Trademark Office. Mr. Garber is also a member of the Board of Directors and of the Executive Committee of Archway Insurance, Ltd, a captive insurance company.

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
Mr. Steven Smith - Owner and solo practitioner of Steven R. Smith Law, LLC. He is a former shareholder of the law firm Baker Donelson.
Mr. Robert Vahradian - Senior Managing Director of GTIS Partners, LP, a global real estate investment firm.

ITEM 1A.    RISK FACTORS
Discussion of our business and operations included in this Annual Report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties we are or may become subject to, many of which are difficult to predict or beyond our control. Although the risks summarized below are organized by heading, and each risk is summarized separately, many of the risks are interrelated. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
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
◦the impact of the COVID-19 pandemic;
•Industry and Economic Risks:
◦rising mortgage interest rates, and the tightening of mortgage lending standards and mortgage financing requirements;
◦the housing market may continue its recent decline or decline further;
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
Risks inherent in controlling, purchasing, holding and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a considerable amount of time and requires a substantial cash investment. Land development is a key part of our operations and we develop land in most of our markets. The time and investment required for development may adversely impact our business. We have substantial real estate inventories that regularly remain on our balance sheet for significant periods of time prior to their sale, during which time we are exposed to the risk of adverse market developments. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Because interest and other expenses are capitalized only during the development of land and home construction, we incur interest subject to capitalization criteria and recognize maintenance expenses on unsold completed homes in inventory. As of December 31, 2022, we had 1,985 completed homes in inventory and 1,323 homes in progress in inventory. In the event there is a continued downturn in home sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.
Labor and raw material shortages, price fluctuations and supply chain constraints could delay or increase the cost of home construction, which could materially and adversely affect us.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified subcontractors and tradespeople and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures or as a result of broader economic disruptions, such as the ongoing COVID-19 pandemic. In addition, pricing for labor and raw materials can be affected by the factors discussed above and various other national, regional, local, economic and political factors, including changes in immigration laws, trends in labor migration and tariffs. For example, the federal government has previously imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including lumber, raising our costs for these items (or products made with them). Such government-imposed tariffs and trade regulations on imported building supplies, and retaliatory measures by other countries, may in the future have significant impacts on the cost to construct our homes and on our customers’ budgets, including by causing disruptions or shortages in our supply chain. We have also experienced labor shortages, price fluctuations and increased labor costs, including as a result of inflation or wage increases, particularly over the past year due to historic inflation rates in the United States. It is uncertain whether these conditions will continue as is, improve or worsen. Additionally, in 2021, we saw a significant increase in the cost of our lumber related to undersupply as a result of increased demand and shutdowns of lumber mills due to the COVID-19 pandemic. We may see additional lumber cost pressures in the future. Further, our success in recently-entered markets or those we may choose to enter in the future depends substantially on our ability to source labor and local materials on terms that are favorable to us. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. In the event of shortages in labor or raw materials in such markets, local subcontractors, tradespeople and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Labor and raw material shortages, price increases for labor and raw materials and supply chain constraints could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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
We have established LGI Mortgage Solutions and LGI Insurance Solutions, two separate joint ventures with a long-time, third-party preferred lender and third-party insurance agency. We may co-invest in the future with third parties through other partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development. In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Our joint venture partners may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the land acquisition or development. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.
In addition, our LGI Mortgage Solutions joint venture involves additional risks associated with the mortgage banking business. The mortgage banking business is competitive, and competitors include mortgage lenders, such as national, regional and local mortgage banks and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than our joint venture does, and some of them may operate with different criteria than our joint venture does. These competitors may offer a broader or more attractive array of financing and other products and services to potential customers than our joint venture does. For these reasons, our joint venture may not be able to compete effectively in the mortgage banking business. Further, the mortgage banking business is subject to numerous federal, state and local laws and regulations, which, among other things: prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals and/or credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits, examinations and investigations in the industry. The 2008 housing downturn resulted in numerous changes in the regulatory framework of the financial services industry. More recently, in response to COVID-19, federal agencies, state governments and private lenders are proactively providing relief to borrowers in the housing market by, subject to requirements, suspending home foreclosures and granting payment forbearance, among other things. These relief measures are temporary, but these changes and others could become incorporated into the current regulatory framework. Any changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition and results of operations and the market perception of our business. Additionally, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.
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
For instance, the COVID-19 pandemic resulted in federal, state and local governments imposing varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, shelter-in-place orders and “stay-at-home” orders in certain of our markets. While many of the restrictions and measures initially implemented during 2020 have since been lifted in the United States, and the manufacture and distribution of COVID-19 vaccines during 2021 helped to initiate a recovery from the pandemic, recent increases in COVID-19 cases, the uncertainty regarding new variants of COVID-19 and the success of any vaccines in respect thereof may in the future cause a significant reduction in economic activity or prompt the re-imposition of certain restrictions and measures.
To the extent that the COVID-19 pandemic adversely impacts our business, results of operations, liquidity or financial condition, it may also have the effect of increasing many of the other risks described in this “Risk Factors” section. There is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will not occur, or that the U.S. economy will fully recover therefrom, either of which could materially and adversely affect our business.
Industry and Economic Risks
Inflation could adversely affect our business and financial results.
Currently, the United States is experiencing inflationary conditions. Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby decreasing demand for our homes. During the year ended December 31, 2022, we have experienced a significant increase in land, labor, materials and construction costs, which we currently expect to continue into 2023. In an inflationary environment, such as the current economic environment, depending on the homebuilding industry and other economic conditions, we may be unable to raise the sales prices of our homes enough to offset the increasing costs of our operations, which would decrease our profit margins. Furthermore, if we need to lower the sales prices of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.
Rising mortgage interest rates, tightening of mortgage lending standards and mortgage financing requirements, untimely or incomplete mortgage loan originations for our homebuyers and rising mortgage interest rates could adversely affect the availability of mortgage loans for potential purchasers of our homes and thereby materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
Almost all of our customers finance their home purchases through lenders that provide mortgage financing. Mortgage interest rates have increased significantly during 2022, which has made the homes we sell less affordable. The current and continued macroeconomic conditions impacting the homebuilding industry are rapid inflation and rising interest rates. The significant burden of inflation and the rise of mortgage interest rates for our customers during 2022 are viewed by us as the primary driver behind the sudden decrease in demand for new homes beginning in March 2022. However, we cannot predict whether mortgage interest rates will continue to rise, remain high or fall. If mortgage interest rates continue to increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted.
Additionally, rapid increases in interest rates may negatively impact the affordability of a home purchase for existing buyers in backlog who still need to lock in a mortgage interest rate for their loan. This volatility could lead to an increase in cancellations of home purchase contracts. Our homebuilding activities depend upon the availability of mortgage financing to homebuyers, which is expected to be impacted by ongoing regulatory changes and fluctuations in the risk appetites of lenders. The financial documentation, down payment amounts and income-to-debt ratio requirements are subject to change and could become more restrictive.

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
Increases in cancellations of purchase contracts could have an adverse effect on our business.
Our backlog reflects standard purchase contracts with our homebuyers for homes that still need to be delivered. We require a deposit from our homebuyers for all homes reflected in our backlog, and generally, we have the right to retain the deposit if the homebuyer does not complete the purchase. In some cases, however, a homebuyer may cancel the purchase contract and receive a complete or partial refund of the deposit for reasons such as state and local law requirements, the homebuyer’s inability to obtain mortgage financing, the homebuyer’s failure to sell their current home, or our inability to complete and deliver the house within the defined time. Homebuyers may also choose to cancel their purchase contract and forfeit their deposit. As of December 31, 2022, we had 702 homes with an ending backlog value of $252.0 million. With the weakening of the housing market, we have experienced an increase in cancellation rates. If economic conditions decline further, if mortgage financing becomes less available, or if our homes become less attractive due to market price declines or due to other conditions at or in the vicinity of our communities, we could experience an additional increase in homebuyers canceling their purchase contracts with us, which could have an adverse effect on our business and results of operations.
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
We cannot predict whether and to what extent the housing markets in the geographic areas in which we operate will grow, particularly if interest rates for mortgage loans, land costs, and construction costs continue to rise. The U.S. housing market remained strong throughout the COVID-19 pandemic, but began softening during the second quarter of 2022 and continued to decline through the remainder of 2022 primarily due to inflationary pricing, rapidly rising interest rates for mortgage loans, and construction costs. Other factors that might impact the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of the COVID-19 pandemic, the conflict between Russia and Ukraine, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, slower rates of population growth or population decline in our markets, or Federal Reserve policy changes.
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
Interest rate changes may adversely affect us.
Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds we need to operate our business. Increases in interest rates generally could increase the interest rates we must pay on borrowings under the Credit Agreement and on any subsequent issuances of debt securities. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

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
Our homebuilding operations are located in areas that are subject to natural disasters, severe weather or adverse geological conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, floods, storm surge, coastal erosion, sea level rise, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes and other natural disasters. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, increase mortgage default risk, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to our assets or affect the desirability of our land or projects, thereby adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion. Furthermore, the occurrence of natural disasters, severe weather and other adverse geological conditions has increased in recent years due to climate change and may continue to increase in the future. Climate change may have the effect of making the risks described above occur more frequently and more severely, which could amplify the adverse impact on our business, prospects, liquidity, financial condition and results of operations.
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
There is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, and will continue to cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate change impacts and concerns could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. On January 20, 2021, President Biden signed an instrument that will lead to the United States’ reentry into the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. We anticipate that a variety of new legislation may be enacted or considered for enactment at the federal, state and local levels relating to climate change and energy, including in response to the United States’ reentry into the Paris Agreement. This legislation could relate to, for example, matters such as greenhouse gas emissions control and building and other codes that impose energy efficiency standards or require energy saving construction materials. On June 1, 2022, the Biden Administration launched the National Initiative to Advance Building Codes, an initiative to modernize building codes, improve climate resilience, and reduce energy costs and the recent Inflation Reduction Act of 2022, through various grants and tax incentives, encourages municipalities to adopt stricter energy codes, both of which could increase the cost to construct homes and cause delays.
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
Changes in tax law could adversely affect our business.
U.S. tax law is always subject to change (possibly with retroactive effect). For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022, which contains significant changes to U.S. tax law including, but not limited to, a corporate minimum tax and 1% excise tax on stock repurchases. Other potential changes to the U.S. Internal Revenue Code, as amended (the “Code”), include changes to the U.S. corporate income tax rate and provisions limiting or eliminating various deductions, credits or tax preferences. Interpretations of the Code and regulations promulgated by the Internal Revenue Service are likewise subject to change. As states elect to conform (or else have rolling conformity) to the Code, such interpretations and regulations (including those promulgated by state authorities) could likewise affect our state income and franchise tax obligations. Any future changes in tax law, including changes to U.S. federal, state, territorial or local tax law, could affect our tax position and adversely impact our business.
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
Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors; availability and pricing of mortgage financing for homebuyers; housing affordability; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing; homebuyer interest in our current or new product designs and new home community locations; general consumer interest in purchasing a home compared to choosing other housing alternatives; interest of financial institutions or other businesses in purchasing wholesale homes; and real estate taxes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts and fires), other calamities and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years.
In the second half of 2022, the Federal Reserve’s aggressive actions to stem inflation caused mortgage interest rates to more than double between the end of 2021 and September 2022. The resulting increased costs of borrowing negatively impacted customer sentiment and accelerated existing affordability constraints for potential homebuyers. As a result, many homebuyers paused their home purchasing decisions. Additionally, challenges from ongoing supply chain disruptions and higher construction and development costs persisted during 2022. We anticipate this dynamic could continue in 2023, resulting in lower net orders and higher cancellation rates when compared to prior periods.
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
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us, and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2022, we had a $1.1 billion revolving credit facility under the Credit Agreement (as defined herein) to finance our construction and development activities. As of December 31, 2022, we had outstanding borrowings of $828.4 million under the Credit Agreement and we could borrow an additional $236.6 million under the Credit Agreement. As of December 31, 2022, borrowings under the Credit Agreement bore interest at a rate of the Secured Overnight Financing Rate (“SOFR”) plus 1.85% per annum. In addition, as of December 31, 2022, we had outstanding $300.0 million aggregate principal amount of the 2029 Senior Notes (as defined herein).
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
Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive provisions, performance obligations and penalties.
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
In addition, during the year ended December 31, 2022, we entered into several land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns. While we are not legally obligated to purchase the balance of the lots, we will be subject to certain performance obligations, financial and other penalties if the lots are not purchased. We do not have any ownership interest or title to the assets that we have sold to the land banker and we do not guarantee any of the land banker’s liabilities.
Interest expense on debt we incur may limit our cash available to fund our growth strategies.
As of December 31, 2022, we had total outstanding borrowings of $828.4 million under the Credit Agreement, and we could borrow an additional $236.6 million under the Credit Agreement. As of December 31, 2022, borrowings under the Credit Agreement bore interest at a rate of SOFR plus 1.85% per annum. In addition, as of December 31, 2022, we had outstanding $300.0 million aggregate principal amount of the 2029 Senior Notes, which bear interest at a fixed rate of 4.000%. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.
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
We currently participate through a real estate investment fund as a limited partner and operate through a mortgage service joint venture with independent third parties in which we do not have a controlling interest. As of December 31, 2022 and 2021, we have contributed a total of $11.2 million and $5.6 million, respectively, relating to our investment in the real estate investment fund and the mortgage joint venture. Contributions into these unconsolidated entities are used by the entities to invest in certain real estate transactions and residential mortgage services, respectively.
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
We rely on accounting, financial, operational, management and other information systems, including the Internet and third-party hosted services, to conduct our operations, store personal data and sensitive data, process financial information and results of operations for internal reporting purposes and comply with financial reporting, legal and tax requirements. Our information systems, and those of our vendors and service providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, including malware and phishing, cyberattacks, such as denial-of-service or ransomware attacks, natural disasters, usage errors by employees and other related risks. Any cyber incident or attack or breach or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Furthermore, any failure or security breach of information systems or data could result in a violation of applicable privacy, data security, or other laws, significant legal and financial exposure, damage to our reputation, or a loss of confidence in our security measures, which could harm our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. We have been the target of a number of unsuccessful cyberattacks and we expect these attacks to continue into the foreseeable future. We have employed administrative, physical and technical controls and processes to mitigate these types of risks and help protect our information systems, including appointing dedicated personnel responsible for overseeing the Company’s information security posture, maintaining a suite of information security policies, providing routine employee cyber and information security training, and conducting third-party assessments. In addition, our technical safeguards are designed to provide multiple, redundant safeguards to protect against exploitation of a vulnerability that may arise or if a security control fails. Although we have implemented these safeguards, systems and processes intended to secure our information systems, there can be no assurance that our efforts to maintain the security and integrity of our information systems will be effective or that future attempted security breaches or disruptions would not be successful or damaging.
Our business is subject to complex and evolving U.S. laws and regulations regarding privacy and data security.
As part of our normal business activities, we collect and store certain information, including information specific to homebuyers, customers, employees, vendors and suppliers. We may share some of this information with third parties who assist us with certain aspects of our business. Personal privacy and data security have become significant issues and the subject of rapidly evolving regulation in the United States. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. Laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including California, Colorado, Utah and Virginia, legislation and implementing regulation, may significantly impact our business activities and require substantial compliance costs, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Any failure, or perceived failure, by us to adequately address privacy and data security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. If we are not able to adjust to changing laws, regulations and standards relating to privacy or data security, our business may be materially harmed. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these privacy and data security laws. Additionally, if we acquire a company that has violated or is not in compliance with applicable privacy and data security laws, we may incur significant liabilities and penalties as a result.
Acts of war or terrorism may seriously harm our business.
Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, acts of terrorism, political uncertainty or conflicts, such as the conflict between Russia and Ukraine, or civil unrest may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, result in uninsured losses, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition and results of operations.
While we do not have any customer or direct supplier relationships in either Russia or Ukraine, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.
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
The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•adverse economic changes either nationally or in the markets in which we operate, including, among other things, potential impacts from volatility of mortgage rates, increases in unemployment, supply chain disruptions, inflation, the possibility of recession and decreases in housing prices, political uncertainty, civil unrest (including due to the conflict between Russia and Ukraine and the wide-ranging sanctions the United States and other countries have imposed or may further impose on Russian business sectors, financial organizations, individuals and raw materials);
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
•increases in taxes or government fees;
•decline in the market value of our land portfolio;
•our ability to successfully integrate any acquisitions with our existing operations;
•availability of land to acquire and our ability to acquire such land on favorable terms or at all;
•availability, terms and deployment of capital and ability to meet our ongoing liquidity needs;
•decisions of the Credit Agreement lender group;
•the cost and availability of insurance and surety bonds;
•shortages of or increased prices for labor, land, or raw materials used in land development and housing construction, including due to changes in trade policies;
•delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;
•uninsured losses in excess of insurance limits;
•our leverage and future debt service obligations;
•changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations, including environmental laws and regulations;
•the timing of receipt of regulatory approvals and the opening of projects;
•the degree and nature of our competition;
•information system failures, cyber incidents or breaches in security;

•our continued ability to qualify for additional federal energy efficient homes tax credits and the extension of the availability of such tax credits beyond 2032;
•our ability to retain our key personnel;
•the impact of the COVID-19 pandemic and its effect on us, our business, customers, subcontractors and suppliers (including associated supply chain disruptions);
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
We lease approximately 25,000 square feet in The Woodlands, Texas for our corporate headquarters; this lease expires in 2028. In addition, to adequately meet the needs of our operations, we lease offices in Arizona, Nevada, California, Washington, Colorado, Florida, Georgia, Minnesota, North Carolina, Tennessee, Texas, Utah, West Virginia and Oregon. See “Business—Land Acquisition Policies and Development” for a summary of the other property which we owned or controlled as of December 31, 2022.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market (NASDAQ) under the symbol “LGIH.” As of February 17, 2023, the closing price of our common stock on the NASDAQ was $114.29, and we had 21 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
Stock Repurchase Program
In November 2018, we announced that the Board authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock. In October 2020 and February 2022, the Board approved an increase in our stock repurchase program by an additional $300.0 million and $200.0 million, respectively. Pursuant to our stock repurchase program, we may purchase shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
During the three months ended December 31, 2022, we did not repurchase any shares of our common stock. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of December 31, 2022, we may purchase up to $211.5 million of shares of common stock under our stock repurchase program.
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

Stock Performance Graph
This chart compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Companies Stock Index (the “S&P 500 Index”) and the Standard & Poor’s Homebuilders Select Industry Index (the “S&P Homebuilders Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2017 and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Comparison of Cumulative Total Return among LGI Homes, Inc. Common Stock, the S&P 500 Index, and the S&P Homebuilders Index for the years ended December 31, 2022, 2021, 2020, 2019 and 2018.

$225
$200
$175
$150
$125
$100
$75
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
LGIH
S&P 500 Index
S&P Homebuilders Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
LGIH	$100.00	$60.27	$94.16	$141.08	$205.89	$123.42
S&P 500 Index	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
S&P Homebuilders Index	$100.00	$73.44	$102.91	$129.82	$193.19	$135.92

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
Key Results
Key financial results as of and for the year ended December 31, 2022, as compared to the year ended December 31, 2021, were as follows:
•Home sales revenues decreased 24.4% to $2.3 billion from $3.1 billion.
•Homes closed decreased 36.6% to 6,621 homes from 10,442 homes.
•Average sales price per home closed increased 19.2% to $348,052 from $292,104.
•Gross margin as a percentage of home sales revenues increased to 28.1% from 26.8%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 29.2% from 28.2%.
•Net income before income taxes decreased 23.0% to $418.1 million from $542.8 million.
•Net income decreased 24.0% to $326.6 million from $429.6 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues remained at 19.1%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 18.2% from 19.4%.
•Active communities at the end of 2022 decreased to 99 from 101.
•Total owned and controlled lots decreased 21.7% to 71,904 lots at December 31, 2022 from 91,845 lots at December 31, 2021.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
Current Homebuilding and Inflationary Environment
For the first half of 2022, we saw robust demand for our homes and continued to benefit from pricing power that allowed us to pass through rising input costs related to supply chain constraints. In the second half of 2022, the Federal Reserve’s aggressive actions to stem inflation caused mortgage interest rates to more than double between the end of 2021 and September 2022. The resulting increased costs of borrowing negatively impacted customer sentiment and accelerated existing affordability constraints for potential homebuyers. As a result, many homebuyers paused their home purchasing decisions. Additionally, challenges from ongoing supply chain disruptions and higher construction and development costs persisted during 2022. We anticipate this dynamic could continue in 2023, resulting in lower net orders and higher cancellation rates when compared to prior periods. Longer lead times relating to materials, municipality and labor activities increased our construction and development cycle times and slowed the timing of home closings. Our average home completion time was approximately 90 to 165 days in 2022 as compared to 90 to 130 days in 2021.
To address the demand headwinds and drive sales, we increased advertising spending to connect with more potential homebuyers, we began offering mortgage buy-down programs and other sales incentives to offset some of the affordability pressures and we increased our allocation of inventory available for sale to our wholesale channel. In addition, we evaluated our land position and significantly reduced our owned and controlled lots.
The decline in home closings for the year ended December 31, 2022 was primarily due to our strong prior year comparable numbers, combined with lower average community count and slower absorptions resulting from the impact of higher mortgage rates experienced during the second half of the year.
We expect that many of these challenges will persist in 2023 and could potentially worsen. However, we believe the long-term outlook for new homes remains strong, driven by solid fundamentals, including a historically low inventory of new and existing homes for sale, an aging housing stock, rising rents, strong household formations and low unemployment. We believe we are well positioned to meet the demands of this uncertain period based on our 100% spec-focused business model, targeted at the entry level buyers.

Continuing Impact of COVID-19
We continue to see pressure on global supply chains due to disruptions created by the effects of COVID-19 and variants thereof (collectively, “COVID-19”), that extended construction and development cycles and delayed home closings and the opening of new communities. We continue to focus on meeting our customers' needs as we supply homes critical to maintaining essential infrastructure within the markets we serve.
Demand for our homes is dependent on a variety of macroeconomic factors, such as employment levels, mortgage rates, inflation, financial market stability, consumer confidence, housing demand, availability of financing for homebuyers, availability and prices of new homes compared to existing inventory, and demographic trends. These factors, and in particular consumer confidence, can be significantly adversely affected by a variety of factors beyond our control.
For additional discussion regarding risks associated with our business and operations, see Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands, except per share data and average home sales price)

Statement of Income Data:
Home sales revenues	$2,304,455	$3,050,149	$2,367,929
Expenses:
Cost of sales	1,657,855	2,232,115	1,764,832
Selling expenses	144,928	170,005	148,366
General and administrative	111,565	100,331	90,021
Operating income	390,107	547,698	364,710
Loss on extinguishment of debt	—	13,976	—
Other income, net	(28,009)	(9,053)	(3,139)
Net income before income taxes	418,116	542,775	367,849
Income tax provision	91,549	113,130	43,954
Net income	$326,567	$429,645	$323,895
Basic earnings per share	$13.90	$17.46	$12.89
Diluted earnings per share	$13.76	$17.25	$12.76
Other Financial and Operating Data:
Average community count	91.9	104.4	111.9
Community count at end of period	99	101	116
Home closings	6,621	10,442	9,339
Average sales price per home closed	$348,052	$292,104	$253,553
Gross margin (1)	$646,600	$818,034	$603,097
Gross margin % (2)	28.1%	26.8%	25.5%
Adjusted gross margin (3)	$673,745	$860,544	$648,350
Adjusted gross margin % (2)(3)	29.2%	28.2%	27.4%
EBITDA (4)	$439,968	$581,475	$408,940
EBITDA margin % (2)(4)	19.1%	19.1%	17.3%
Adjusted EBITDA (4)	$418,828	$591,362	$410,673
Adjusted EBITDA margin % (2)(4)	18.2%	19.4%	17.3%
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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Homes Sales.  Our home sales revenues, home closings, average sales price per home closed (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the years ended December 31, 2022 and 2021 were as follows (revenues in thousands):

	Year Ended December 31, 2022					At December 31, 2022
Reportable Segment	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$1,011,844	3,094	$327,034	31.9	8.1	35
Southeast	455,340	1,404	324,316	21.5	5.4	25
Northwest	253,416	502	504,813	8.5	4.9	9
West	300,968	751	400,756	11.5	5.4	13
Florida	282,887	870	325,157	18.5	3.9	17
Total	$2,304,455	6,621	$348,052	91.9	6.0	99

	Year Ended December 31, 2021					At December 31, 2021
Reportable Segment	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$1,252,782	4,665	$268,549	36.5	10.7	35
Southeast	594,742	2,279	260,966	25.6	7.4	25
Northwest	510,497	1,166	437,819	11.1	8.8	11
West	351,219	995	352,984	11.4	7.3	11
Florida	340,909	1,337	254,981	19.8	5.6	19
Total	$3,050,149	10,442	$292,104	104.4	8.3	101
Home Sales Revenues. Home sales revenues for the year ended December 31, 2022 were $2.3 billion, a decrease of $0.7 billion, or 24.4%, from $3.1 billion for the year ended December 31, 2021. The decrease in home sales revenues is primarily due to a 36.6% decrease in homes closed in fewer communities, partially offset by an increase in the average sales price per home closed during the year ended December 31, 2022 as compared to the year ended December 31, 2021. We closed 6,621 homes during 2022, as compared to 10,442 homes closed during 2021. The overall decrease in home closings is a result of lower average community count and overall lower absorption pace during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Our average community count at December 31, 2022 decreased to 91.9 from 104.4 at December 31, 2021. The overall decrease in average community count relates to timing associated with the opening, close out or transition between certain active communities and longer development cycle times during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The average sales price per home closed during the year ended December 31, 2022 was $348,052, an increase of $55,948, or 19.2%, from the average sales price per home closed of $292,104 for the year ended December 31, 2021. The increase in the average sales price per home closed in all reportable segments is primarily due to favorable pricing environments that allowed us to pass through cost increases associated with the construction of our homes. The overall decrease in absorption relates to the slowdown of demand primarily resulting from increased mortgage rates and longer cycle times stemming from pandemic-related production disruptions. These disruptions have caused varying degrees of supply chain constraints in the markets we serve.
Included within our home sales revenues for the year ended December 31, 2022 was $340.6 million in wholesale revenues related to 1,233 home closings through our wholesale channel, representing 18.6% of the 6,621 total homes closed during the year ended December 31, 2022. Included within our home sales revenues during the year ended December 31, 2021 was $349.3 million in wholesale revenues related to 1,515 home closings through our wholesale channel, representing 14.5% of the 10,442 total homes closed during the year ended December 31, 2021. The increase in home closings as a percentage of revenues through our wholesale channel was related to the slowdown in retail sales experienced during the second half of 2022 and our decision to allocate more inventory available for sale to our wholesale partners during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
•Home sales revenues in our Central reportable segment decreased by $240.9 million, or 19.2%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a 33.7% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed.
•Home sales revenues in our Southeast reportable segment decreased by $139.4 million, or 23.4%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a 38.4% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed.
•Home sales revenues in our Northwest reportable segment decreased by $257.1 million, or 50.4%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a 56.9% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed.
•Home sales revenues in our West reportable segment decreased by $50.3 million, or 14.3%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a 24.5% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed.
•Home sales revenues in our Florida reportable segment decreased by $58.0 million, or 17.0%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to a 34.9% decrease in the number of homes closed driven by a decrease in the average community count at a lower absorption rate, partially offset by an increase in the average sales price per home closed for the majority of 2022.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales decreased for the year ended December 31, 2022 to $1.7 billion, a decrease of $0.6 billion, or 25.7%, from $2.2 billion for the year ended December 31, 2021. This decrease is primarily due to a 36.6% decrease in homes closed, offset by increased construction costs during 2022 as compared to 2021. Gross margin for the year ended December 31, 2022 was $646.6 million, a decrease of $171.4 million, or 21.0%, from $818.0 million for the year ended December 31, 2021. Gross margin as a percentage of home sales revenues was 28.1% for the year ended December 31, 2022 and 26.8% for the year ended December 31, 2021. This increase in gross margin as a percentage of home sales revenues during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to raising prices higher than increases in input costs.
Selling Expenses.  Selling expenses for the year ended December 31, 2022 were $144.9 million, a decrease of $25.1 million, or 14.8%, from $170.0 million for the year ended December 31, 2021. Sales commissions decreased to $82.7 million for the year ended December 31, 2022 from $115.4 million for the year ended December 31, 2021 due to a 24.4% decrease in home sales revenues during 2022 as compared to 2021. Selling expenses as a percentage of home sales revenues were 6.3% and 5.6% for the years ended December 31, 2022 and 2021, respectively. The increase in selling expenses as a percentage of home sales revenues was driven primarily by higher advertising spend, partially offset by lower sales commission expensed during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
General and Administrative. General and administrative expenses for the year ended December 31, 2022 were $111.6 million, an increase of $11.2 million, or 11.2%, from $100.3 million for the year ended December 31, 2021. The increase in the amount of general and administrative expenses is primarily due to increased overhead expenses. General and administrative expenses as a percentage of home sales revenues were 4.8% and 3.3% for the years ended December 31, 2022 and 2021, respectively. The increase in general and administrative expenses as a percentage of home sales revenues reflects our increased personnel and associated overhead costs, as well as professional fees and terminated land purchase agreements, partially offset by a decrease in management bonus and stock compensation incurred during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Loss on extinguishment of debt. There was no loss on extinguishment of debt for the year ended December 31, 2022. Loss on extinguishment of debt was $14.0 million for the year ended December 31, 2021 due to the redemption premium associated with our 2026 Senior Notes, as well as debt issuance costs and discount previously capitalized that were associated with our 2026 Senior Notes and debt issuance costs previously capitalized that were associated with our credit agreement then in effect. We redeemed all of our 2026 Senior Notes in July 2021.
Other Income. Other income, net of other expenses was $28.0 million for the year ended December 31, 2022, an increase of $19.0 million from $9.1 million for the year ended December 31, 2021. The increase in other income primarily reflects the sale in July 2022 of the three-year interest rate cap of LIBOR prior to its expiration that resulted in $7.1 million in other income, income associated with our investments in unconsolidated entities and gains realized from the sale of land and lots not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes.  Operating income for the year ended December 31, 2022 was $390.1 million, a decrease of $157.6 million, or 28.8%, from $547.7 million for the year ended December 31, 2021. Net income before income taxes for the year ended December 31, 2022 was $418.1 million, a decrease of $124.7 million, or 23.0%, from $542.8 million for the year ended December 31, 2021. Our reportable segments contributed the following amounts and percentages of net income before income taxes during 2022: Central - $213.2 million or 51.0%; Southeast - $88.4 million or 21.1%; Northwest - $51.0 million or 12.2%; West - $26.6 million or 6.4%; and Florida - $37.8 million or 9.0%. The decreases in operating income and net income before income taxes are primarily attributed to lower home sales revenues and lower home closings, partially offset by higher average sales price per home closed during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Income Taxes. Income tax provision for the year ended December 31, 2022 was $91.5 million, a decrease of $21.6 million, or 19.1%, from income tax provision of $113.1 million for the year ended December 31, 2021. The increase in our effective tax rate to 21.9% from 20.8% results from an increase in the compensation limitation under Section 162(m) of the Code, and the retroactive extension of the 45L tax credit, offset by deductions in excess of compensation cost for share-based payments for the year ended December 31, 2021.
Net Income. Net income for the year ended December 31, 2022 was $326.6 million, a decrease of $103.1 million, or 24.0%, from $429.6 million for the year ended December 31, 2021. The decrease in net income is primarily attributed to overall lower number of homes closed across all reportable segments, partially offset by higher average sales price per home closed at higher gross margins on a per home basis, during the year ended December 31, 2022.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Homes Sales.  Our home sales revenues, home closings, average sales price per home closed (ASP), average community count, average monthly absorption rate and closing community count by reportable segment for the years ended December 31, 2021 and 2020 were as follows (revenues in thousands):

	Year Ended December 31, 2021					At December 31, 2021
Reportable Segment	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$1,252,782	4,665	$268,549	36.5	10.7	35
Southeast	594,742	2,279	260,966	25.6	7.4	25
Northwest	510,497	1,166	437,819	11.1	8.8	11
West	351,219	995	352,984	11.4	7.3	11
Florida	340,909	1,337	254,981	19.8	5.6	19
Total	$3,050,149	10,442	$292,104	104.4	8.3	101

	Year Ended December 31, 2020					At December 31, 2020
Reportable Segment	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$850,375	3,654	$232,724	34.6	8.8	38
Southeast	559,226	2,382	234,772	33.5	5.9	31
Northwest	389,523	1,000	389,523	11.9	7.0	13
West	286,130	1,043	274,334	13.9	6.2	13
Florida	282,675	1,260	224,345	18.0	5.8	21
Total	$2,367,929	9,339	$253,553	111.9	7.0	116
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
•Home sales revenues in our Central reportable segment increased by $402.4 million, or 47.3%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in the number of homes closed at a higher average sales price per home closed and increased average community count at a higher absorption rate in this reportable segment.

•Home sales revenues in our Southeast reportable segment increased by $35.5 million, or 6.4%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to higher average sales price per home closed and improved absorption rate associated with increased closings in certain markets in North Carolina and South Carolina, partially offset by lower community count at December 31, 2021 as compared to December 31, 2020.
•Home sales revenues in our Northwest reportable segment increased by $121.0 million, or 31.1%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to a 16.6% increase in the number of homes closed in this reportable segment, as a result of increased demand.
•Home sales revenues in our West reportable segment increased by $65.1 million, or 22.7%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to higher average sales price per home closed and improved absorption rate associated with increased demand in certain markets in this reportable segment, partially offset by lower average community count.
•Home sales revenues in our Florida reportable segment increased by $58.2 million, or 20.6%, largely due to an increase of 13.7% in the average sales price per home closed as a result of strong demand and complemented by increased average community count during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
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
Loss on extinguishment of debt. Loss on extinguishment of debt was $14.0 million for the year ended December 31, 2021 primarily due to the redemption premium associated with the optional redemption of our 6.875% Senior Notes due 2026 (the “2026 Senior Notes”), as well as debt issuance costs and discount previously capitalized that were associated with our 2026 Senior Notes and debt issuance costs previously capitalized that were associated with our credit agreement then in effect. There was no loss on extinguishment of debt for the year ended December 31, 2020.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Home sales revenues	$2,304,455	$3,050,149	$2,367,929
Cost of sales	1,657,855	2,232,115	1,764,832
Gross margin	646,600	818,034	603,097
Capitalized interest charged to cost of sales	20,276	37,546	40,381
Purchase accounting adjustments (1)	6,869	4,964	4,872
Adjusted gross margin	$673,745	$860,544	$648,350
Gross margin % (2)	28.1%	26.8%	25.5%
Adjusted gross margin % (2)	29.2%	28.2%	27.4%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income	$326,567	$429,645	$323,895
Income tax provision	91,549	113,130	43,954
Depreciation and amortization	1,576	1,154	710
Capitalized interest charged to cost of sales	20,276	37,546	40,381
EBITDA	439,968	581,475	408,940
Purchase accounting adjustments(1)	6,869	4,964	4,872
Loss on extinguishment of debt	—	13,976	—
Other income, net	(28,009)	(9,053)	(3,139)
Adjusted EBITDA	$418,828	$591,362	$410,673
EBITDA margin %(2)	19.1%	19.1%	17.3%
Adjusted EBITDA margin %(2)	18.2%	19.4%	17.3%

(1)Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.
(2)Calculated as a percentage of home sales revenues.

Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing the purchase contract. The amount of the required deposit is minimal (typically $1,000 to $10,000). We permit our retail homebuyers to cancel the purchase contract and obtain a refund of their deposit in the event mortgage financing cannot be obtained within a certain period of time, as specified in their purchase contract. Typically, our retail homebuyers provide documentation regarding their ability to obtain mortgage financing within 14 days after the purchase contract is signed. If we determine that the homebuyer is not qualified to obtain mortgage financing or is not otherwise financially able to purchase the home, we will terminate the purchase contract. If a purchase contract has not been cancelled or terminated within 14 days after the purchase contract has been signed, then the homebuyer has met the preliminary criteria to obtain mortgage financing. Only purchase contracts that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing are included in new (gross) orders.
Our backlog consists of homes that are under a purchase contract that has been signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed and wholesale contracts for which vertical construction is generally set to occur within the next six to twelve months. Since our business model is generally based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are currently under construction or complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations, the number of our active communities and the timing of home closings. Homes in backlog are generally closed within one to two months, although home closings have been, and may continue to be, delayed. In addition, we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.
Our net orders decreased in 2022 primarily due to the sharp rise in mortgage rates as homebuyer demand softened, combined with historically low levels of finished lots resulting from years of sustained demand and the rapid pace of fluctuating rising costs for certain supplies and labor, previously experienced in 2021. Our wholesale orders decreased 67.4% to 157 units at December 31, 2022 from 481 units at December 31, 2021.
As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Year Ended December 31,
	2022 (4)	2021 (5)	2020 (6)
Net orders (1)	5,268	9,533	11,070
Cancellation rate (2)	24.4%	19.3%	21.6%
Ending backlog - homes (3)	702	2,055	2,964
Ending backlog - value (3)	$252,002	$659,234	$775,468
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
(4)As of December 31, 2022, we had 157 units related to bulk sales agreements associated with our wholesale business.
(5)As of December 31, 2021, we had 481 units related to bulk sales agreements associated with our wholesale business.
(6)As of December 31, 2020, we had 1,139 units related to bulk sales agreements associated with our wholesale business.

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
Liquidity and Capital Resources
Overview
As of December 31, 2022, we had $32.0 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
Long-term Liquidity and Capital Resources
We believe that our long-term principal uses of liquidity and capital resources will be inventory related purchases concerning land, lot development, repurchases of shares of our common stock, other capital expenditures, and principal and interest payments on our debt obligations maturing in 2025 and 2029. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available to borrow under the Credit Agreement or through accessing debt or equity capital, as needed, although no assurance can be provided that such additional debt or equity capital will be available when needed or on terms that we find attractive. Additionally, we plan to further utilize, on a limited and strategic basis, land banking financing arrangements to maximize long-term liquidity for lot development projects where we have sufficient finished lot availability in certain markets. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance our indebtedness, or dispose of certain assets to fund our operating activities and capital needs.
Material Cash Requirements
The following is a summary of our material cash requirements from known contractual and other obligations as of December 31, 2022 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (in thousands)
	Total	< 1 year	1 - 3 years	3 - 5 yrs	More than 5 years
Borrowings:
Credit Agreement (a)	$828,350	—	828,350	$—	—
Senior Notes (b)	300,000	—	—	—	300,000
Interest and fees (c)	205,025	63,869	93,138	24,012	24,006
Land banking financing arrangements(d)	141,792	66,198	75,594	—	—
Operating Leases	5,915	1,517	2,272	1,657	469
Total	$1,481,082	$131,584	$999,354	$25,669	$324,475
(a)Represents borrowings under the Credit Agreement, which matures on April 28, 2025. Interest calculated using the effective rate as of December 31, 2022. See Note 6 “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.
(b)Represents $300.0 million aggregate principal amount of our 4.000% 2029 Senior Notes. The 2029 Senior Notes mature on July 15, 2029. See Note 6 “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.
(c)All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of December 31, 2022 was SOFR plus 1.85%. Fees under the Credit Agreement are approximately $0.1 million per year. Interest on the 2029 Senior Notes accrues at a rate of 4.000% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. Interest related to the land banking financing arrangements is not included in the table.
(d)The land banking financing arrangements may incur interest at time of purchase and are subject to certain performance obligations, financial and other penalties if the lots are not purchased and are excluded from the table.
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of December 31, 2022, we had $22.4 million of cash deposits pertaining to land purchase contracts for 13,184 lots with an aggregate purchase price of $411.8 million. Approximately $12.8 million of the cash deposits as of December 31, 2022 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Revolving Credit Facility
On April 29, 2022, we entered into that certain Lender Addition and Acknowledgement Agreement and Second Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Second Amendment” and, as so amended, the “Credit Agreement”), which amended that certain Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2021 Credit Agreement”). The Credit Agreement contains revolving commitments of $1.1 billion, subject to a borrowing base primarily consisting of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement.
The Credit Agreement matures on April 28, 2025. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of December 31, 2022, the borrowing base under the Credit Agreement was $1.4 billion, of which borrowings, including the 2029 Senior Notes, of $1.1 billion were outstanding, $33.4 million of letters of credit were outstanding and $236.6 million was available to borrow under the Credit Agreement.
For a further description of the Credit Agreement, please refer to Note 6, “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $368.1 million as of December 31, 2022. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of December 31, 2022 will be drawn upon.
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. In October 2020 and February 2022, the Board approved an increase in our stock repurchase program by an additional $300.0 million and $200.0 million, respectively. For the years ended December 31, 2022, 2021 and 2020, we repurchased 892,916 shares of our common stock for $95.1 million to be held as treasury stock, 1,288,563 shares of our common stock for $193.8 million to be held as treasury stock and 718,993 shares of our common stock for $48.1 million to be held as treasury stock, respectively. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of December 31, 2022, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

Cash Flows
Operating Activities
Net cash used in operating activities was $370.5 million during the year ended December 31, 2022. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the year ended December 31, 2022 was primarily driven by cash outflow from the $823.9 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity, partially offset by net income of $326.6 million, as well as the $32.8 million decrease and $58.1 million increase in the net change in accounts receivable, and accrued expenses and other liabilities, respectively.
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
Investing Activities
Net cash used in investing activities was $6.0 million during the year ended December 31, 2022, primarily due to additional investments in unconsolidated entities.
Net cash used in investing activities was $70.4 million during the year ended December 31, 2021, primarily due to the business acquisitions of certain real estate assets owned by KenRoe Inc. and its affiliated entities, including R Home LLC and Paxmar Land Development, and the real estate assets of Buffington Homebuilding Group, Ltd. in 2021.
Net cash used in investing activities was $5.6 million during the year ended December 31, 2020, which reflects the purchase of property and equipment and investment in unconsolidated entity.
Financing Activities
Net cash provided by financing activities was $357.9 million during the year ended December 31, 2022, primarily driven by $618.9 million of borrowings under the 2021 Credit Agreement and the Credit Agreement and $149.5 million of proceeds related to financing arrangements with a third-party land banker. These were partially offset by $308.0 million of repayments on the Credit Agreement and by $95.1 million in payments for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock.
Net cash provided by financing activities during the year ended December 31, 2021 was $63.3 million, primarily driven by borrowings of $1.2 billion under the 2021 Credit Agreement and the 2029 Senior Notes, offset by $969.0 million of payments associated with the 2026 Senior Notes and our credit agreement then in effect and by the $193.8 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock.
Net cash used in financing activities during the year ended December 31, 2020 was $198.9 million, primarily driven by $530.0 million of payments under our credit agreement then in effect and by the $48.1 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock, offset by borrowings of $377.1 million under our credit agreement then in effect.
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. In June 2022 we began to experience a moderation of buyer demand resulting from the Federal Reserve’s ongoing actions to stem inflation, which ultimately resulted in higher mortgage rates for our homebuyers.
During the year ended December 31, 2022, we have experienced a significant increase in land, labor, materials and construction costs, which we currently expect to continue throughout 2023. Generally, we have been able to increase the sales prices of our homes to absorb such increased costs. See “Industry and Economic Risks—Inflation could adversely affect our business and financial results” in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.
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
Impairment of Real Estate Inventories
Real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales prices and/or margins are trending downward and are anticipated to continue to trend downward. Due largely to the relatively short development and construction periods for our communities and our growth, we have experienced limited circumstances during 2022, 2021 or 2020 that are indicators of impairment. Our future sales and margins may be impacted by our inability to realize continued growth, increased cost associated with holding and developing land, local economic factors, pressure on home sales prices, increased carrying costs, and insufficient access to labor and materials at reasonable costs. For individual communities with indicators of impairment, we perform additional analysis to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the asset, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model; changes to the expected cash flows may lead to changes in the outcome of our impairment analysis.
We purchase both finished lots and land to be developed. Generally, the life cycle of a community ranges from two to five years. For projects we develop, the period between the acquisition of a raw piece of land and completion of the development of that land generally ranges from two to three years. During the life of a project, a constructed home is used as the community information center and then sold. Actual individual community lives will vary based on the size of the community, the sales absorption rate, and whether the property was purchased as raw land or finished lots. Sustained changes in the life cycle of a community, which is an indicator used for impairment, may negatively impact our results of operations.
Impairment of Land and Land Under Development
For raw land, land under development and completed lots that our management anticipates will be utilized for future homebuilding activities or to be sold as finished lots to individuals, the recoverability of assets is measured by comparing the carrying amount of the assets to future undiscounted cash flows expected to be generated by the assets based on home or lot sales, consistent with the evaluation of operating communities discussed above. As of December 31, 2022, we had not identified any raw land, land under development or completed lots that management intends to market for sale in bulk to a third-party.
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
To the extent that any deposits are nonrefundable and the associated land acquisition process is terminated or no longer determined probable, the deposit and any related pre-acquisition costs (e.g. due diligence costs) are charged to general and administrative expense. Assessments are made on each agreement based on criteria including, but not limited to, market absorption, historical and current average sales price per home, timing of purchase and size of land parcel. We terminated $6.7 million, $2.4 million and $2.1 million of nonrefundable pre-acquisition costs or controlled lots deposits for the years ended December 31, 2022, 2021 and 2020, respectively. We regularly review the likelihood of the acquisition of contracted lots in conjunction with our periodic real estate impairment analysis.
Warranty Reserves
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements. Estimated future direct warranty costs are assessed monthly on a consistent basis as part of our policy and accrued and charged to cost of sales in connection with our home sales.
The primary assumption to record amounts accrued for our warranty liability is based upon a trailing 120 month period of historical warranty cost experience on a per house basis established based on (i) trends in historical warranty payment levels, (ii) the historical range of amounts paid per house, (iii) any warranty expenditures not considered to be normal and recurring, and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built, the geographic areas in which they are built, and potential impacts of our expansion. Our analysis also considers improvements in quality control and construction techniques expected to impact future warranty expenditures and the expertise of our personnel. Our warranty reserves are reviewed quarterly to assess the reasonableness and adequacy and we make adjustments to the balance of the pre-existing reserves, as needed, to reflect changes in trends and historical data as information becomes available. We increased our warranty reserve by $2.9 million, $2.5 million and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
In November 2020, we entered into a three-year interest rate cap of LIBOR of 0.70% to hedge a portion of the 2021 Credit Agreement risk exposure and future variable cash flows associated with LIBOR interest rates. In July 2022, we sold this three-year interest rate cap prior to its expiration. We currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” in Item 1A. Risk Factors.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of December 31, 2022, we had $828.4 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of December 31, 2022 was SOFR plus 1.85%. At December 31, 2022, SOFR was 4.32%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $8.3 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LGI Homes, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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

Land development costs
Description of the Matter
For the year ended December 31, 2022, the Company’s cost of sales was approximately $1.7 billion, which includes construction costs of each closed home and allocable land acquisition and land development costs, capitalized interest, and other related costs. As discussed in Note 2 to the consolidated financial statements, land development costs that are not specifically identifiable to a home are allocated on a pro rata basis. At the time of home closings, land development activities may not be finalized. To recognize the appropriate amount of cost of sales, the Company estimates the total remaining development costs. Estimates are affected by changes to the land development project’s schedule; the cost of labor, materials, and subcontractors; and potential cost reimbursements from various municipalities.
Auditing the Company's land development cost measurement was complex and subjective due to the significant estimation required to determine the costs to complete land development. Specifically, the land development cost estimate is sensitive to significant management assumptions, including the project’s schedule, estimated cost of labor, materials and subcontractors and potential reimbursements.

How We Addressed the Matter in Our Audit
We obtained an understanding and tested the design and operating effectiveness of the Company's process and controls over its land development cost measurement, including controls over management's review of the estimated costs to complete.
To test the Company's land development cost measurement, our audit procedures included, among others, testing the significant assumptions used to develop the estimated costs to complete the land development projects and testing the completeness and accuracy of the underlying data. For example, we sampled the Company’s land development project budgets and agreed the estimated development costs and cost reimbursements to supporting documentation, including underlying contracts; and performed observational procedures to understand the completeness of development activities included in the estimated land development costs. In addition, we performed lookback analyses to historical actual costs to assess management’s ability to estimate and performed sensitivity analyses of the significant assumptions to evaluate the changes in total costs of land development that would result from changes in these assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.
Houston, Texas
February 21, 2023

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$31,998	$50,514
Accounts receivable	25,143	57,909
Real estate inventory	2,898,296	2,085,904
Pre-acquisition costs and deposits	25,031	40,702
Property and equipment, net	32,997	16,944
Other assets	93,159	81,676
Deferred tax assets, net	6,186	6,198
Goodwill	12,018	12,018
Total assets	$3,124,828	$2,351,865

LIABILITIES AND EQUITY
Accounts payable	$25,287	$14,172
Accrued expenses and other liabilities	340,128	136,609
Notes payable	1,117,001	805,236
Total liabilities	1,482,416	956,017

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,245,278 shares issued and 23,305,806 shares outstanding as of December 31, 2022 and 26,963,915 shares issued and 23,917,359 shares outstanding as of December 31, 2021	272	269
Additional paid-in capital	306,673	291,577
Retained earnings	1,690,489	1,363,922
Treasury stock, at cost, 3,939,472 shares and 3,046,556 shares, respectively	(355,022)	(259,920)
Total equity	1,642,412	1,395,848
Total liabilities and equity	$3,124,828	$2,351,865

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020

Home sales revenues	$2,304,455	$3,050,149	$2,367,929

Cost of sales	1,657,855	2,232,115	1,764,832
Selling expenses	144,928	170,005	148,366
General and administrative	111,565	100,331	90,021
Operating income	390,107	547,698	364,710
Loss on extinguishment of debt	—	13,976	—
Other income, net	(28,009)	(9,053)	(3,139)
Net income before income taxes	418,116	542,775	367,849
Income tax provision	91,549	113,130	43,954
Net income	$326,567	$429,645	$323,895
Earnings per share:
Basic	$13.90	$17.46	$12.89
Diluted	$13.76	$17.25	$12.76

Weighted average shares outstanding:
Basic	23,486,465	24,607,231	25,135,077
Diluted	23,730,770	24,908,991	25,380,560

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2019	26,398,409	$264	$252,603	$610,382	$(18,056)	$845,193
Net income	—	—	—	323,895	—	323,895
Stock repurchase	—	—	—	—	(48,081)	(48,081)
Restricted stock units granted for accrued annual bonuses	—	—	222	—	—	222
Compensation expense for equity awards	—	—	13,517	—	—	13,517
Stock issued under employee incentive plans	343,145	3	4,256	—	—	4,259
BALANCE—December 31, 2020	26,741,554	$267	$270,598	$934,277	$(66,137)	$1,139,005
Net income	—	—	—	429,645	—	429,645
Stock repurchase	—	—	—	—	(193,783)	(193,783)
Restricted stock units granted for accrued annual bonuses	—	—	272	—	—	272
Compensation expense for equity awards	—	—	13,595	—	—	13,595
Stock issued under employee incentive plans	222,361	2	7,112	—	—	7,114
BALANCE—December 31, 2021	26,963,915	$269	$291,577	$1,363,922	$(259,920)	$1,395,848
Net income	—	—	—	326,567	—	326,567
Stock repurchase	—	—	—	—	(95,102)	(95,102)
Restricted stock units granted for accrued annual bonuses	—	—	294	—	—	294
Compensation expense for equity awards	—	—	9,188	—	—	9,188
Stock issued under employee incentive plans	281,363	3	5,614	—	—	5,617
BALANCE—December 31, 2022	27,245,278	$272	$306,673	$1,690,489	$(355,022)	$1,642,412

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net income	$326,567	$429,645	$323,895
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(5,507)	—	—
Distributions of earnings from unconsolidated entities	4,593	—	—
Depreciation and amortization	1,576	1,154	710
Loss on extinguishment of debt	—	13,976	—
Gain on sale of interest rate cap	(7,055)	—	—
Gain on disposal of assets	(2,206)	(717)	(4)
Compensation expense for equity awards	9,188	13,595	13,517
Deferred income taxes	12	788	(2,365)
Changes in assets and liabilities:
Accounts receivable	32,766	58,030	(59,549)
Real estate inventory	(823,919)	(463,643)	(70,228)
Pre-acquisition costs and deposits	15,671	3,238	32
Other assets	8,696	(28,689)	(25,686)
Accounts payable	11,115	(760)	1,181
Accrued expenses and other liabilities	58,052	(4,917)	20,655
Net cash provided by (used in) operating activities	(370,451)	21,700	202,158
Cash flows from investing activities:
Purchases of property and equipment	(1,187)	(1,729)	(2,692)
Investment in unconsolidated entities	(5,016)	(1,692)	(2,956)
Return of capital from unconsolidated entities	235	—	—
Payment for business acquisitions	—	(66,970)	—
Net cash used in investing activities	(5,968)	(70,391)	(5,648)
Cash flows from financing activities:
Proceeds from notes payable	618,910	1,239,818	377,064
Payments on notes payable	(308,000)	(969,000)	(530,000)
Proceeds from financing arrangements	149,526	—	—
Payments on financing arrangements	(8,813)	—	—
Redemption premium	—	(10,314)	—
Loan issuance costs	(4,235)	(10,572)	(2,155)
Proceeds from sale of stock, net of offering expenses	5,617	7,114	4,259
Stock repurchases	(95,102)	(193,783)	(48,081)
Net cash provided by (used in) financing activities	357,903	63,263	(198,913)
Net increase (decrease) in cash and cash equivalents	(18,516)	14,572	(2,403)
Cash and cash equivalents, beginning of year	50,514	35,942	38,345
Cash and cash equivalents, end of year	$31,998	$50,514	$35,942
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
Acquisitions
On May 6, 2021, we acquired certain real estate assets owned by KenRoe Inc. and its affiliated entities, including R Home LLC and Paxmar Land Development (collectively, “KenRoe”), and assumed certain related liabilities. As a result of the KenRoe acquisition, we expanded our Minnesota presence in the Minneapolis market. We acquired approximately 100 homes under construction and more than 3,000 owned and controlled lots. The total purchase price for the KenRoe assets, primarily consisting of inventory, was approximately $27.3 million in cash, subject to certain potential post-closing adjustments. The acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Our purchase accounting for KenRoe as of December 31, 2022 was final.
On July 14, 2021, we acquired the real estate assets of Buffington Homebuilding Group, Ltd. (“Buffington”) and assumed certain related liabilities. The total purchase price for the Buffington assets, primarily consisting of inventory, was approximately $39.1 million in cash, subject to certain potential post-closing adjustments. This acquisition further expands our land position in the Austin, Texas market. The acquired assets include over 100 homes under construction, and more than 500 owned and controlled lots. The acquisition is accounted for in accordance with ASC 805. Our purchase accounting for Buffington as of December 31, 2022 was final.
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

Real Estate Inventory
Inventory consists of land, land under development, finished lots, information centers, homes in progress, completed homes and real estate not owned. Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case the affected inventory is written down to fair value.
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
We purchase both finished lots and land to be developed. Generally, the life cycle of a community ranges from two to five years. For projects we develop, the period between the acquisition of a raw piece of land and completion of the development of that land generally ranges from two to three years. During the life of a project, a constructed home is used as the community information center and then sold. Actual individual community lives will vary based on the size of the community, the sales absorption rate, and whether the property was purchased as raw land or finished lots.
Interest and financing costs incurred under our debt obligations, as more fully discussed in Note 6, are capitalized to qualifying real estate projects under development and homes under construction.
We have land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. In consideration for this repurchase option, we paid a non-refundable commitment fee. Based on our right to control the ultimate economic outcome of these finished lots, these assets will be held as real estate not owned within our inventory as shown in tabular form in Note 3 and a corresponding obligation was established within our accrued liabilities as more fully discussed in Note 5 to recognize this relationship. While we are not legally obligated to repurchase the balance of the lots, we will be subject to certain performance obligations, financial and other penalties if the lots are not purchased. We do not have any ownership interest or title to the assets that we have sold to the land banker and we do not guarantee any of the land banker’s liabilities.
In accordance with ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model. As of December 31, 2022 and 2021, the real estate inventory is stated at cost; there were no inventory impairment charges recorded during the years ended December 31, 2022, 2021 and 2020.
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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of December 31, 2022 and 2021, we were not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposits.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
Other Assets

Other assets consist primarily of municipal utility district reimbursements, income tax receivables related to the federal energy efficient homes tax credit, prepaid insurance, prepaid expenses, financing arrangement commitment fees, right-of-use (“ROU”) assets, investments in unconsolidated entities and other receivables. Our prepaid insurance and prepaid expenses were $8.3 million and $12.0 million as of December 31, 2022 and 2021, respectively.
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
Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout the remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the years ended December 31, 2022, 2021 and 2020.
Goodwill
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC 805, Business Combinations. Goodwill that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The $12.0 million of goodwill is related to the reorganization transactions completed in connection with the initial public offering of our common stock in November 2013. In applying the goodwill impairment test, we have the option to perform a qualitative test. Under the optional qualitative test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing a quantitative test is necessary. Annually, we have performed a qualitative analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. No goodwill impairment charges were recorded in 2022, 2021 and 2020.
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
Customer Deposits
Customer deposits are received upon signing a purchase contract and are typically $1,000 to $10,000. Deposits are generally refundable if the customer is unable to obtain financing. Forfeited buyer deposits related to home sales are recognized in other income in the period in which it is determined that the buyer will not complete the purchase of the property and the deposit is nonrefundable to the buyer.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $18.7 million, $7.7 million and $10.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Income Taxes
We are a taxable entity subject to federal and state taxes. We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Changes in tax rates are recognized in the year of enactment. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Our ability to realize deferred tax assets is assessed throughout the year and a valuation allowance is established, if required. We recognize the impact of a tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. We recognize potential interest and penalties related to uncertain tax positions in income tax expense.
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
Recent Accounting Pronouncements
Effective April 29, 2022, we adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. Effective April 28, 2022, we adopted FASB ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”), which clarified the scope and application of the original guidance. The adoption of both ASU 2020-04 and ASU 2021-01 replaced LIBOR as the benchmark interest rate with the Secured Overnight Financing Rate (“SOFR”) and did not have a material effect on our consolidated financial statements or related disclosures.
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	December 31,
	2022	2021
Land, land under development, and finished lots	$1,911,307	$1,499,761
Information centers	35,074	28,665
Homes in progress	287,069	449,742
Completed homes	523,054	107,736
Total owned inventory	2,756,504	2,085,904
Real estate not owned	141,792	—
Total real estate inventory	$2,898,296	$2,085,904
Our real estate not owned relates to land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. See “Real Estate Inventory” under Note 2 for more information.
Interest and financing costs incurred under our debt obligations and financing arrangements, as more fully discussed in Note 6 and Note 5, respectively, are capitalized to qualifying real estate projects under development and homes under construction.
4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		December 31,
	Asset Life	2022	2021
	(years)
Rental properties	30	29,833	13,390
Computer software and equipment	2-5	$3,894	$2,950
Leasehold improvements	5-10	1,466	1,345
Furniture and fixtures	2-5	1,060	979
Machinery and equipment	5	127	87
Total property and equipment		36,380	18,751
Less: Accumulated depreciation		(3,383)	(1,807)
Property and equipment, net		$32,997	$16,944
During the year ended December 31, 2022, we transferred $16.4 million of home assets from real estate inventory to rental properties within property and equipment. We are lessors of homes. Contracts are typically one year or less.

Depreciation expense incurred for the years ended December 31, 2022, 2021 and 2020 was $1.6 million, $1.1 million and $0.7 million, respectively.
5.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Land banking financing arrangements	141,792	—
Real estate inventory development and construction payable	73,678	48,656
Accrued compensation, bonuses and benefits	12,900	24,914
Taxes payable	47,037	11,604
Contract deposits	5,545	12,182
Inventory related obligations	13,039	8,803
Warranty reserve	10,750	7,850
Accrued interest	10,906	7,431
Lease liability	5,182	5,333
Other	19,299	9,836
Total accrued expenses and other liabilities	$340,128	$136,609
Land Banking Financing Arrangements
We have entered into land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns. Principal payments on these financing arrangements will generally coincide with the repurchase of lot takedowns from the land banker. We expect to complete the repurchase of all lots via takedowns associated with these transactions over the course of approximately two to four years.
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
Changes to our warranty accrual are as follows (in thousands):

	December 31,
	2022	2021	2020
Warranty reserves, beginning of period	$7,850	$5,350	$3,500
Warranty provision	11,488	11,223	7,040
Warranty expenditures	(8,588)	(8,723)	(5,190)
Warranty reserves, end of period	$10,750	$7,850	$5,350
6.     NOTES PAYABLE
Revolving Credit Agreement
On April 29, 2022, we entered into that certain Lender Addition and Acknowledgement Agreement and Second Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Second Amendment” and, as so amended, the “Credit Agreement”), which amended that certain Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2021 Credit Agreement”). The Second Amendment, among other things, (a) increased the commitments under the 2021 Credit Agreement by an additional $250.0 million, bringing the total commitments under the Credit Agreement to $1.1 billion, and (b) replaced LIBOR as the benchmark interest rate with SOFR.
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of December 31, 2022, the borrowing base under the Credit Agreement was $1.4 billion, of which borrowings, including the 2029 Senior Notes, of $1.1 billion were outstanding, $33.4 million of letters of credit were outstanding and $236.6 million was available to borrow under the Credit Agreement.
Interest is paid monthly on borrowings under the Credit Agreement at SOFR plus 1.85%. The Credit Agreement applicable margin for SOFR loans ranges from 1.45% to 2.10% based on our leverage ratio. At December 31, 2022, SOFR was 4.32%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2022, we were in compliance with all of the covenants contained in the Credit Agreement.
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
Notes payable consist of the following (in thousands):

	December 31,
	2022	2021
Notes payable under the Credit Agreement ($1.1 billion revolving credit facility at December 31, 2022) maturing on April 28, 2025; interest paid monthly at SOFR plus 1.85%.	$828,350	$517,439
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%.	300,000	300,000
Net debt issuance costs	(11,349)	(12,203)
Total notes payable	$1,117,001	$805,236

As of December 31, 2022, the annual aggregate maturities of notes payable during each of the next five fiscal years are as follows (in thousands):

Amount
2023	$—
2024	—
2025	828,350
2026	—
2027	—
Thereafter	300,000
Total notes payable	1,128,350
Less: Debt issuance costs	(11,349)
Net notes payable	$1,117,001
Capitalized Interest
Interest activity, including other financing costs, for financial arrangements and notes payable for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest incurred	$49,281	$28,360	$37,285
Less: Amounts capitalized	(49,281)	(28,360)	(37,285)
Interest expense	$—	$—	$—

Cash paid for interest	$41,593	$28,850	$34,924
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $3.5 million for the year ended December 31, 2022 and $2.9 million for each of the years ended December 31, 2021 and 2020.
7.     INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$77,922	$95,343	$35,207
State	13,615	16,999	11,112
Current tax provision	91,537	112,342	46,319
Deferred:
Federal	33	751	(2,136)
State	(21)	37	(229)
Deferred tax provision (benefit)	12	788	(2,365)
Total income tax provision	$91,549	$113,130	$43,954
 Income taxes paid were $56.9 million, $127.9 million and $68.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022		2021		2020
Tax at federal statutory rate	$87,805	21.0%	$114,081	21.0%	$77,248	21.0%
State income taxes (net of federal benefit)	10,749	2.6	13,467	2.5	8,530	2.3
Stock-based compensation	(2,199)	(0.5)	(2,243)	(0.4)	(994)	(0.3)
Non deductible expenses and other	4,313	1.0	4,343	0.8	439	0.1
Change in tax rates - deferred taxes	23	—	(367)	(0.1)	(78)	—
Federal energy efficient homes tax credits	(9,142)	(2.2)	(16,151)	(3.0)	(11,488)	(3.1)
Retroactive federal energy efficient homes tax credits	—	—	—	—	(29,703)	(8.1)
Tax at effective rate	$91,549	21.9%	$113,130	20.8%	$43,954	11.9%
The 2022 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings and non-deductible salaries related to Section 162(m) of the U.S. Internal Revenue Code, as amended (the “Code”) partially offset by benefits associated with the federal energy efficient homes tax credits enacted into law in December 2019 and the deductions in excess of compensation cost (“windfalls”) for share-based payments. The 2021 effective tax rate differs from the federal statutory rate primarily due to benefits associated with the federal energy efficient homes tax credits enacted into law in December 2019 and the windfalls for share-based payments, partially offset by state income tax expense on current year earnings and non-deductible salaries related to Section 162(m) of the Code. The 2020 effective tax rate differs from the federal statutory rate primarily due to benefits associated with the federal energy efficient homes tax credits enacted into law in December 2019, partially offset by state income tax expense on current year earnings.
Income tax expense for 2022 and 2021 includes a benefit of $9.1 and $16.2 million, respectively, associated with the extension of federal energy efficient homes tax credits. Income tax expense for 2020 includes a benefit of $41.2 million associated with the extension of federal energy efficient homes tax credits, including $29.7 million related to homes closed in prior open tax years. The federal energy efficient homes tax credit provision applies to qualifying homes closed through December 31, 2022.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of net deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accruals and reserves	$3,947	$5,163
Stock-based compensation	3,210	4,397
Inventory	1,060	470
Leases	926	959
Other	1,673	310
Total deferred tax assets	10,816	11,299
Deferred tax liabilities:
Prepaids	(1,550)	(2,433)
Leases	(1,103)	(1,137)
Goodwill and other assets amortized for tax	(982)	(860)
Tax depreciation in excess of book depreciation	(707)	(488)
Other	(288)	(183)
Total deferred tax liabilities	(4,630)	(5,101)
Total net deferred tax assets	$6,186	$6,198
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
8.     EQUITY
We are authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2022 and 2021, no shares of preferred stock were issued or outstanding.
At December 31, 2022, we had 27,245,278 shares of common stock issued and 23,305,806 shares of common stock outstanding, including 3,939,472 treasury shares of our common stock. At December 31, 2021, we had 26,963,915 shares of common stock issued and 23,917,359 shares of common stock outstanding, including 3,046,556 treasury shares of our common stock.
Stock Repurchase Program
In November 2018, we announced that our Board of Directors (the “Board”) authorized a stock repurchase program, pursuant to which we may purchase up to $50.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. In October 2020 and February 2022, the Board approved an increase in our stock repurchase program by an additional $300.0 million and $200.0 million, respectively. For the years ended December 31, 2022, 2021 and 2020, we repurchased 892,916 shares of our common stock for $95.1 million to be held as treasury stock, 1,288,563 shares of our common stock for $193.8 million to be held as treasury stock and 718,993 shares of our common stock for $48.1 million to be held as treasury stock, respectively. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of December 31, 2022, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021, and 2020.

	For the Year Ended December 31,
	2022	2021	2020
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$326,567	$429,645	$323,895
Denominator:
Basic weighted average shares outstanding	23,486,465	24,607,231	25,135,077
Effect of dilutive securities:
Stock-based compensation units	244,305	301,760	245,483
Diluted weighted average shares outstanding	23,730,770	24,908,991	25,380,560

Basic earnings per share	$13.90	$17.46	$12.89
Diluted earnings per share	$13.76	$17.25	$12.76
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	50,003	5,970	9,482

9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
A total of 2,680,172 shares of our common stock have been reserved for issuance under the LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Incentive Plan”). There were 146,239 restricted stock units (“RSUs”) outstanding at December 31, 2022, issued at a $0.00 exercise price.
The following table summarizes the activity of our time-vested RSUs:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	162,686	$50.84
Granted	56,735	$67.63
Vested	(73,360)	$40.77
Forfeited	(3,323)	$57.26
Balance at December 31, 2020	142,738	$62.54
Granted	29,664	$144.17
Vested	(47,213)	$65.99
Forfeited	(7,315)	$76.15
Balance at December 31, 2021	117,874	$80.85
Granted	83,251	$110.03
Vested	(46,981)	$66.57
Forfeited	(7,905)	$101.48
Balance at December 31, 2022	146,239	$100.93
In 2022, we issued 16,731 RSUs to senior management for the time-based portion of our 2022 long-term incentive compensation program and 10,404 RSUs for 2021 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2021, we issued 11,511 RSUs to senior management for the time-based portion of our 2021 long-term incentive compensation program and 8,094 RSUs for 2020 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2020, we issued 22,141 RSUs to senior management for the time-based portion of our 2020 long-term incentive compensation program and 15,585 RSUs for 2019 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In addition, during the years ended December 31, 2022, 2021 and 2020, we issued 56,116, 10,059 and 19,009 RSUs, respectively, to certain employees, executives and non-employee directors, which vest over periods ranging from one to three years. Under the terms of the grant award agreements, all of the RSUs may only be settled in shares of our common stock.
We recognized $3.6 million, $3.3 million, and $3.5 million of stock-based compensation expense related to RSUs for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, we had unrecognized compensation cost of $8.7 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years.
Performance-Based Restricted Stock Units
The Compensation Committee of the Board has granted awards of performance-based RSUs (“PSUs”) under the 2013 Incentive Plan to certain members of senior management based on three-year performance cycles. At December 31, 2022, there were 192,828 PSUs outstanding that have been granted to certain members of management at a $0.00 exercise price. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year periods. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The terms of the PSUs provide that the payouts will be capped at 100% of the target number of PSUs granted if absolute total stockholder return is negative during the performance period, regardless of EPS performance; this market condition applies for amounts recorded above target. The compensation expense associated with the PSU grants is determined using the derived grant date fair value, based on a third-party valuation analysis, and expensed over the applicable period. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs can only be settled in shares of our common stock.
The following table summarizes the activity of our PSUs:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2021	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding at December 31, 2022	Weighted Average Grant Date Fair Value
2019	2019 - 2021	81,242	—	(767)	(80,475)	—	$56.49
2020	2020 - 2022	88,538	—	(4,103)	—	84,435	$59.81
2021	2021 - 2023	46,027	—	(2,016)	—	44,011	$141.00
2022	2022 - 2024	—	66,909	(2,527)	—	64,382	$118.80
Total		215,807	66,909	(9,413)	(80,475)	192,828
At December 31, 2022, management estimates that the recipients will receive approximately 50%, 97%, and 200% of the 2022, 2021, and 2020 target number of PSUs at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $4.5 million, $9.0 million, and $9.2 million of total stock-based compensation expense related to PSUs for the years ended December 31, 2022, 2021 and 2020, respectively. The 2019 - 2021 performance period PSUs vested and issued on March 15, 2022 at 200% of the target number. At December 31, 2022, we had unrecognized compensation cost of $6.2 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.6 years.
Employee Stock Purchase Plan
The LGI Homes, Inc. Employee Stock Purchase Plan (the “ESPP”) provides for employees to make quarterly elections for payroll withholdings to purchase shares of our common stock at a 15% discount from the closing price of our common stock on the purchase date, which is the last business day of each calendar quarter. During the years ended December 31, 2022, 2021 and 2020, we issued 73,461, 55,068, and 60,918 shares of our common stock to the ESPP participants. We received net proceeds of approximately $5.6 million, $7.1 million and $4.3 million related to the ESPP for 2022, 2021, and 2020, respectively. We recognized $1.0 million, $1.3 million, and $0.8 million in stock compensation expense related to the ESPP for 2022, 2021, and 2020, respectively. The ESPP contributions are not refundable (other than in the case of termination of employment) and, therefore, the shares purchasable with the amounts withheld are included in weighted-average shares outstanding for both basic and diluted earnings per share. The maximum aggregate number of shares of our common stock which may be issued pursuant to the ESPP is 500,000 shares, and as of December 31, 2022, 159,793 shares of our common stock remain available for issuance under the ESPP.

10.    FAIR VALUE DISCLOSURES
ASC Topic 820, Fair Value Measurements (“ASC 820”), defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the most significant volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability or if a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that differs from the transaction price or market price of the asset or liability.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities, approximate their carrying amounts due to the short-term nature of these instruments. As of December 31, 2022, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the 2029 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at December 31, 2022 and 2021 (in thousands):

		December 31, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$246,969	$300,000	$299,302
(1)See Note 6 for more details regarding the offering of the 2029 Senior Notes.
11.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
We did not complete any related party transactions during the year ending December 31, 2022.
For the year ended December 31, 2021, we completed a land purchase contract to purchase a total of 110 finished lots in Pasco County, Florida, from an affiliate of one of our directors for a total base purchase price of approximately $4.0 million.
For the year ended December 31, 2021, we completed a land purchase contract to purchase a total of 25 finished lots in Burnet County, Texas, from an affiliate of a family member of our chief executive officer for a total base purchase price of approximately $2.5 million.
12.     RETIREMENT BENEFITS
Our employees are eligible to participate in a 401(k) savings plan. Employees are eligible to participate beginning in the quarterly period after completing 30 days of service and attaining the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum permitted by law. We may make a discretionary match of up to 100% of the first 4% of an eligible employee’s deferral, not to exceed the maximum allowed by law. For each of the years ended December 31, 2022, 2021 and 2020, our matching contributions were $4.5 million, $4.6 million and $4.0 million, respectively.

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

	December 31,
	2022	2021
Land deposits and option payments (1)	$22,406	$37,499
Commitments under the land purchase contracts if the purchases are consummated	$411,776	$921,345
Lots under land purchase contracts (1)	13,184	36,978
(1) Includes land banking financing arrangements, see Notes 3 and 5 for more details regarding real estate not owned.
As of December 31, 2022 and 2021, approximately $12.8 million and $19.3 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $4.9 million and $5.1 million as of December 31, 2022 and 2021, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.2 million and $5.3 million as of December 31, 2022 and 2021, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, totaled $2.1 million, $1.7 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the years ended December 31, 2022 and 2021 was $1.8 million and $1.6 million, respectively. As of December 31, 2022, the weighted-average discount rate was 5.5% and our weighted-average remaining life was 4.7 years. We do not have any significant lease contracts that have not yet commenced at December 31, 2022.

The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2022 (in thousands):

Year Ending December 31,	Operating leases
2023	$1,517
2024	1,252
2025	1,020
2026	885
2027	772
Thereafter	469
Total	5,915
Lease amount representing interest	(733)
Present value of lease liabilities	$5,182
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $368.1 million (including $33.4 million of letters of credit issued under the Credit Agreement) and $206.8 million (including $9.1 million of letters of credit issued under the Credit Agreement) at December 31, 2022 and 2021, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds, or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.
Investment in Unconsolidated Entities
In 2019, we entered as a limited partner into a real estate investment fund with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. Additionally, in 2021, we entered into a joint venture with a mortgage lender. As of December 31, 2022 and 2021, we have a total of $11.2 million and $5.6 million, respectively, within other assets on the balance sheet relating to our investment in this real estate investment fund and the mortgage joint venture. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities was $5.5 million for the year ended December 31, 2022. We did not have any income recognized for our investment in unconsolidated entities for the year ended December 31, 2021.
14.     REVENUES
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Retail home sales revenues	$1,963,896	$2,700,866	$2,191,301
Wholesale home sales revenues	340,559	349,283	176,628
Total home sales revenues	$2,304,455	$3,050,149	$2,367,929

The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 15 (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Central	$1,011,844	$1,252,782	$850,375
Southeast	455,340	594,742	559,226
Northwest	253,416	510,497	389,523
West	300,968	351,219	286,130
Florida	282,887	340,909	282,675
Home sales revenues	$2,304,455	$3,050,149	$2,367,929
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
15.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West and Florida divisions) that we aggregate into five qualifying reportable segments at December 31, 2022: our Central, Southeast, Northwest, West and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations. The Central division is our largest division and comprised approximately 43.9%, 41.1% and 35.9% of total home sales revenues for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Financial information relating to our reportable segments was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Revenues:
Central	$1,011,844	$1,252,782	$850,375
Southeast	455,340	594,742	559,226
Northwest	253,416	510,497	389,523
West	300,968	351,219	286,130
Florida	282,887	340,909	282,675
Total home sales revenues	$2,304,455	$3,050,149	$2,367,929

Net income (loss) before income taxes:
Central	$213,151	$242,615	$154,772
Southeast	88,382	105,572	79,394
Northwest	51,006	115,002	71,256
West	26,643	50,809	35,847
Florida	37,786	49,927	32,550
Corporate (1)	1,148	(21,150)	(5,970)
Total net income before income taxes	$418,116	$542,775	$367,849
(1) The Corporate balance consists of general and administration unallocated costs for various shared service functions and non-strategic other income, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments. For the year ended December 31, 2021, the Corporate balance includes $14.0 million of loss on extinguishment of debt. Additionally, for the year ended December 31, 2022, the Corporate balance includes the $7.1 million gain on the sale of the three-year interest rate cap of LIBOR prior to its expiration.

	December 31,
Assets:	2022	2021
Central	$986,779	$857,174
Southeast	633,542	438,423
Northwest	485,086	349,752
West	599,714	384,548
Florida	334,824	221,763
Corporate (1)	84,883	100,205
Total assets	$3,124,828	$2,351,865
(1) The Corporate balance consists primarily of cash, investments in unconsolidated entities and tax receivables.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In connection with respect to the preparation of the Company’s annual consolidated financial statements, and the processes under which they were prepared, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited LGI Homes, Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LGI Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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
February 21, 2023

ITEM 9B.    OTHER INFORMATION
    None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2023 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2023 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2023 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2023 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2023 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Equity from December 31, 2019 to December 31, 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020

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

10.5
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

10.6
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

LGI Homes, Inc.

Date:	February 21, 2023	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lipar	Chief Executive Officer and Chairman of the Board	February 21, 2023
Eric Lipar	(Principal Executive Officer)

/s/ Charles Merdian	Chief Financial Officer and Treasurer	February 21, 2023
Charles Merdian	(Principal Financial and Accounting Officer)

/s/ Ryan Edone	Director	February 21, 2023
Ryan Edone

/s/ Shailee Parikh	Director	February 21, 2023
Shailee Parikh

/s/ Bryan Sansbury	Director	February 21, 2023
Bryan Sansbury

/s/ Maria Sharpe	Director	February 21, 2023
Maria Sharpe

/s/ Steven Smith	Director	February 21, 2023
Steven Smith

/s/ Robert Vaharadian	Director	February 21, 2023
Robert Vaharadian