Form 10-Q
period 2023-03-31
LGI Homes, Inc.
filed 2023-05-02
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

As of April 28, 2023, there were 23,532,734 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$42,966	$31,998
Accounts receivable	21,870	25,143
Real estate inventory	2,880,520	2,898,296
Pre-acquisition costs and deposits	26,425	25,031
Property and equipment, net	35,273	32,997
Other assets	76,724	93,159
Deferred tax assets, net	5,127	6,186
Goodwill	12,018	12,018
Total assets	$3,100,923	$3,124,828

LIABILITIES AND EQUITY
Accounts payable	$39,940	$25,287
Accrued expenses and other liabilities	340,917	340,128
Notes payable	1,045,837	1,117,001
Total liabilities	1,426,694	1,482,416

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,472,206 shares issued and 23,532,734 shares outstanding as of March 31, 2023 and 27,245,278 shares issued and 23,305,806 shares outstanding as of December 31, 2022	275	272
Additional paid-in capital	311,525	306,673
Retained earnings	1,717,451	1,690,489
Treasury stock, at cost, 3,939,472 shares as of March 31, 2023 and December 31, 2022	(355,022)	(355,022)
Total equity	1,674,229	1,642,412
Total liabilities and equity	$3,100,923	$3,124,828

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Home sales revenues	$487,357	$546,050

Cost of sales	388,541	387,643
Selling expenses	42,805	34,398
General and administrative	29,960	28,289
Operating income	26,051	95,720
Other income, net	(6,297)	(3,830)
Net income before income taxes	32,348	99,550
Income tax provision	5,386	20,864
Net income	$26,962	$78,686
Earnings per share:
Basic	$1.15	$3.30
Diluted	$1.14	$3.25

Weighted average shares outstanding:
Basic	23,381,294	23,837,170
Diluted	23,629,779	24,194,321

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2022	27,245,278	$272	$306,673	$1,690,489	$(355,022)	$1,642,412
Net income	—	—	—	26,962	—	26,962
Restricted stock units granted for accrued annual bonuses	—	—	206	—	—	206
Compensation expense for equity awards	—	—	3,103	—	—	3,103
Stock issued under employee incentive plans	226,928	3	1,543	—	—	1,546
BALANCE— March 31, 2023	27,472,206	$275	$311,525	$1,717,451	$(355,022)	$1,674,229

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2021	26,963,915	$269	$291,577	$1,363,922	$(259,920)	$1,395,848
Net income	—	—	—	78,686	—	78,686
Stock repurchase	—	—	—	—	(57,659)	(57,659)
Restricted stock units granted for accrued annual bonuses	—	—	294	—	—	294
Compensation expense for equity awards	—	—	3,570	—	—	3,570
Stock issued under employee incentive plans	223,980	2	2,010	—	—	2,012
BALANCE— March 31, 2022	27,187,895	$271	$297,451	$1,442,608	$(317,579)	$1,422,751

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$26,962	$78,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(2,245)	(178)
Distributions of earnings from unconsolidated entities	2,425	129
Depreciation and amortization	482	348
Gain on disposal of assets	—	(1,564)
Compensation expense for equity awards	3,103	3,570
Deferred income taxes	1,059	3,264

Changes in assets and liabilities:
Accounts receivable	3,273	9,420
Real estate inventory	15,945	(251,612)
Pre-acquisition costs and deposits	(1,394)	1,531
Other assets	22,290	362
Accounts payable	14,653	7,793
Accrued expenses and other liabilities	(8,953)	10,464
Net cash provided by (used in) operating activities	77,600	(137,787)
Cash flows from investing activities:
Purchases of property and equipment	(76)	(993)
Investment in unconsolidated entities	(5,919)	(380)
Return of capital from unconsolidated entities	1,140	—
Net cash used in investing activities	(4,855)	(1,373)
Cash flows from financing activities:
Proceeds from notes payable	32,890	197,617
Payments on notes payable	(105,000)	—
Proceeds from financing arrangements	26,885	—
Payments on financing arrangements	(17,886)	—
Loan issuance costs	(212)	—
Proceeds from sale of stock, net of offering expenses	1,546	2,013
Stock repurchase	—	(57,659)
Net cash provided by (used in) financing activities	(61,777)	141,971
Net increase in cash and cash equivalents	10,968	2,811
Cash and cash equivalents, beginning of period	31,998	50,514
Cash and cash equivalents, end of period	$42,966	$53,325

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
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
The accompanying unaudited financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Land, land under development and finished lots	$1,922,275	$1,911,307
Information centers	36,636	35,074
Homes in progress	350,098	287,069
Completed homes	417,575	523,054
Total owned inventory	2,726,584	2,756,504
Real estate not owned	153,936	141,792
Total real estate inventory	$2,880,520	$2,898,296
We have land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. In consideration for this repurchase option, we paid a non-refundable commitment fee. Based on our right to control the ultimate economic outcome of these finished lots, these assets will continue to be held as real estate not owned within our inventory and a corresponding obligation was established within our accrued liabilities as discussed in Note 3 to recognize this relationship. While we are not legally obligated to repurchase the balance of the lots, we will be subject to certain performance obligations, financial and other penalties if the lots are not purchased. We do not have any ownership interest or title to the assets that we have sold to the land banker and we do not guarantee any of the land banker’s liabilities.
During the three months ended March 31, 2023, we transferred $2.7 million of home assets from real estate inventory to rental properties within property and equipment, net. We are lessors of the homes representing these home assets. Our leasing contracts are typically for terms of one year or less.

3.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Land banking financing arrangements	$153,936	$141,792
Real estate inventory development and construction payable	68,239	73,678
Taxes payable	51,071	47,037
Inventory related obligations	12,618	13,039
Accrued compensation, bonuses and benefits	8,873	12,900
Warranty reserve	11,350	10,750
Accrued interest	7,689	10,906
Contract deposits	6,261	5,545
Lease liability	5,669	5,182
Other	15,211	19,299
Total accrued expenses and other liabilities	$340,917	$340,128
Land Banking Financing Arrangements
We have land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns. Principal payments on these financing arrangements will generally coincide with the repurchase of lot takedowns from the land banker. We expect to complete the repurchase of all lots via takedowns associated with these transactions over the course of approximately one to three years.
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
Estimated Warranty Reserve
We typically provide homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements, such as framing components and foundation systems.
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Warranty reserves, beginning of period	$10,750	$7,850
Warranty provision	1,852	2,465
Warranty expenditures	(1,252)	(1,965)
Warranty reserves, end of period	$11,350	$8,350
4.     NOTES PAYABLE
Revolving Credit Agreement
On April 29, 2022, we entered into an amendment to that certain Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “2021 Credit Agreement” and, as so amended by such amendment, the “2022 Credit Agreement”). The amendment, among other things, (a) increased the commitments under the 2021 Credit Agreement by an additional $250.0 million, bringing the total commitments under the 2022 Credit Agreement to $1.1 billion, and (b) replaced the London Interbank Offered Rate (“LIBOR”) as the benchmark interest rate with the Secured Overnight Financing Rate (“SOFR”).
Borrowings under the 2022 Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) term SOFR (based on 1, 3 or 6 month interest periods, as selected by the Company) plus a 10, 15 or 25 basis point adjustment, respectively, which rate is subject to a 50 basis point floor, plus an applicable margin (ranging from 145 basis points to 210 basis points (the “Applicable Margin”)) based on the Company’s leverage ratio as determined in accordance with a pricing grid, and (2) term SOFR based on a 1 month interest period plus a 10 basis point adjustment, subject to a 50 basis point floor, plus the Applicable Margin.
The 2022 Credit Agreement matures on April 28, 2025. Before each anniversary of the 2022 Credit Agreement, we may request a one-year extension of its maturity date. The 2022 Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million.
The borrowings and letters of credit outstanding under the 2022 Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the 2022 Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the 2022 Credit Agreement. As of March 31, 2023, the borrowing base under the 2022 Credit Agreement was $1.4 billion, of which borrowings, including the 2029 Senior Notes, of $1.1 billion were outstanding, $26.4 million of letters of credit were outstanding and $315.8 million was available to borrow under the 2022 Credit Agreement.
Interest is paid monthly on borrowings under the 2022 Credit Agreement at SOFR plus an applicable margin. The 2022 Credit Agreement applicable margin for SOFR loans ranges from 1.45% to 2.10% based on our leverage ratio. The applicable margin was 1.85% during the three months ended March 31, 2023. At March 31, 2023, SOFR was 4.81%, subject to the 0.50% SOFR floor as included in the 2022 Credit Agreement.
The 2022 Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The 2022 Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2023, we were in compliance with all of the covenants contained in the 2022 Credit Agreement.
On April 28, 2023, we entered into a Third Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Third Amendment”), which amends the 2022 Credit Agreement (as so amended by the Third Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.13 billion revolving credit facility, which can be increased at the request of the Company by up to $170.0 million, subject to the terms and conditions of the Credit Agreement. Lenders with $775.0 million, or 68.6%, of the $1.13 billion of commitments under the Credit Agreement, agreed to extend the maturity of their commitments to April 28, 2027, with the remaining lenders retaining their existing maturity of April 28, 2025. The Credit Agreement also permits our subsidiaries that solely own and operate single family rental homes to incur secured indebtedness not to exceed 6% of our tangible net worth, and allows such subsidiaries to not guarantee the obligations under the Credit Agreement. The Credit Agreement otherwise has substantially similar terms and provisions to the 2022 Credit Agreement.
Senior Notes Offering
On June 28, 2021, we issued $300.0 million aggregate principal amount of the 2029 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the 2029 Senior Notes accrues at a rate of 4.000% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. The 2029 Senior Notes mature on July 15, 2029. The terms of the 2029 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Third Supplemental Indenture thereto, dated as of June 28, 2021, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the 2022 Credit Agreement and Wilmington Trust, National Association, as trustee.
Notes payable consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Notes payable under the 2022 Credit Agreement ($1.1 billion revolving credit facility at March 31, 2023) maturing on April 28, 2025; interest paid monthly at SOFR plus 1.85%	$756,241	$828,350
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
Net debt issuance costs	(10,404)	(11,349)
Total notes payable	$1,045,837	$1,117,001

Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest incurred	$19,169	$7,027
Less: Amounts capitalized	(19,169)	(7,027)
Interest expense	$—	$—

Cash paid for interest	$25,500	$9,668
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $3.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
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
For the three months ended March 31, 2023, our effective tax rate of 16.7% is lower than the Federal statutory rate primarily as a result of the deductions in excess of compensation cost for share-based payments and the extension of federal energy efficient homes tax credits, offset by an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit.
Income taxes paid were $0.1 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
6.     EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended March 31, 2023, we did not repurchase any shares of our common stock. During the three months ended March 31, 2022, we repurchased 475,055 shares of our common stock for $57.7 million to be held as treasury stock. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of March 31, 2023, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$26,962	$78,686
Denominator:
Basic weighted average shares outstanding	23,381,294	23,837,170
Effect of dilutive securities:
Stock-based compensation units	248,485	357,151
Diluted weighted average shares outstanding	23,629,779	24,194,321

Basic earnings per share	$1.15	$3.30
Diluted earnings per share	$1.14	$3.25
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	24,288	27,001
8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Three Months Ended March 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	146,239	$100.93	117,874	$80.85
Granted	36,760	$104.36	36,675	$118.80
Vested	(42,124)	$63.47	(38,791)	$56.49
Forfeited	(2,647)	$113.57	(1,151)	$87.20
Ending balance	138,228	$113.02	114,607	$101.18
We recognized $1.1 million and $0.8 million of stock-based compensation expense related to outstanding RSUs for the three months ended March 31, 2023 and 2022, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At March 31, 2023, we had unrecognized compensation cost of $10.7 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.3 years.
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
The following table summarizes the activity of our PSUs for the three months ended March 31, 2023:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2022	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding at March 31, 2023	Weighted Average Grant Date Fair Value
2020	2020 - 2022	84,435	—	—	(84,435)	—	$59.81
2021	2021 - 2023	44,011	—	(852)	—	43,159	$141.00
2022	2022 - 2024	64,382	—	(1,078)	—	63,304	$118.80
2023	2023 - 2025	—	72,443	—	—	72,443	$104.36
Total		192,828	72,443	(1,930)	(84,435)	178,906
At March 31, 2023, management estimates that the recipients will receive approximately 134.4%, 50.0% and 85.5% of the 2023, 2022 and 2021 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $1.6 million and $2.3 million of total stock-based compensation expense related to outstanding PSUs for the three months ended March 31, 2023 and 2022, respectively. The 2020 - 2022 performance period PSUs vested and issued on February 27, 2023 at 200% of the target number. At March 31, 2023, we had unrecognized compensation cost of $13.5 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.5 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of March 31, 2023, the 2022 Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the 2029 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at March 31, 2023 and December 31, 2022 (in thousands):

		March 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$259,334	$300,000	$246,969
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

	March 31, 2023	December 31, 2022
Land deposits and option payments (1)	$24,139	$22,406
Commitments under the land purchase contracts if the purchases are consummated (1)	$439,666	$411,776
Lots under land purchase contracts (1)	12,088	13,184
(1)Includes land banking financing arrangements, see Notes 2 and 3 for more details regarding real estate not owned.
As of both March 31, 2023 and December 31, 2022, approximately $12.8 million of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.4 million and $4.9 million at March 31, 2023 and December 31, 2022, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.7 million and $5.2 million at March 31, 2023 and December 31, 2022, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.6 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the three months ended March 31, 2023 and 2022 was $0.5 million and $0.4 million, respectively. As of March 31, 2023, the weighted-average discount rate was 5.7% and our weighted-average remaining life was 2.6 years. We do not have any significant lease contracts that have not yet commenced at March 31, 2023.

The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2023 (in thousands):

Year Ending December 31,	Operating leases
2023	1,297
2024	1,434
2025	1,198
2026	1,069
2027	962
Thereafter	526
Total	6,486
Lease amount representing interest	(817)
Present value of lease liabilities	$5,669
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $361.1 million (including $26.4 million of letters of credit issued under the 2022 Credit Agreement) and $368.1 million at March 31, 2023 and December 31, 2022, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
In 2019, we entered as a limited partner into a real estate investment fund with a maximum $30.0 million commitment. The term of the commitment is eight years and includes renewals of up to two additional years. Additionally, in 2021, we entered into a joint venture with a mortgage lender. As of March 31, 2023 and December 31, 2022, we have a total of $16.0 million and $11.2 million, respectively, within other assets on the balance sheet relating to our investment in this real estate investment fund and the mortgage joint venture. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three months ended March 31, 2023, and 2022 was $2.2 million and $0.2 million respectively.
11.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our luxury series spec homes sold under our Terrata Homes brand.

The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended March 31,
	2023	2022
Retail home sales revenues	$456,177	$494,206
Wholesale home sales revenues	31,180	51,844
Total home sales revenues	$487,357	$546,050
Our home sales revenues are disaggregated by geography, based on our determined reportable segments. See Note 12 for tabular presentation of this information.

12.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five qualifying reportable segments at March 31, 2023: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations.
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
Financial information relating to our reportable segments is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Central	$150,380	$262,298
Southeast	104,376	72,463
Northwest	74,815	102,874
West	78,886	55,583
Florida	78,900	52,832
Total home sales revenues	$487,357	$546,050

Net income (loss) before income taxes:
Central	$9,064	$57,740
Southeast	6,924	10,129
Northwest	7,651	27,584
West	2,383	(231)
Florida	7,487	5,360
Corporate (1)	(1,161)	(1,032)
Total net income before income taxes	$32,348	$99,550
(1)The Corporate balance consists of general and administration unallocated costs for various shared service functions and non-strategic other income, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	March 31, 2023	December 31, 2022
Assets:
Central	$978,876	$986,779
Southeast	626,121	633,542
Northwest	470,002	485,086
West	591,826	599,714
Florida	355,619	334,824
Corporate (1)	78,479	84,883
Total assets	$3,100,923	$3,124,828
(1)The Corporate balance consists primarily of cash and investments in unconsolidated entities.

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
Birmingham, AL
Nashville, TN
We continued to adapt our business to respond to current market conditions and the uncertainty caused by the Federal Reserve’s ongoing actions to slow inflation. We remained focused on targeted advertising spending to connect with more potential homebuyers and continued offering mortgage buy-down programs and other sales incentives to offset some of the affordability pressures resulting from higher mortgage rates.
During the three months ended March 31, 2023, we saw a measurable increase in the demand for our homes when compared to the three months ended December 31, 2022. We believe this was due to several factors including our success at driving leads to our information centers through targeted marketing, our ability to move completed inventory through a combination of incentives and lower prices, our ongoing pivot to offering smaller, more affordable homes and the incremental decline of interest rates during the first quarter. As a result of increased community count, the increased demand from qualified buyers, and our decision to meet that demand by selling homes earlier in the construction process, we experienced a higher number of net orders during the first quarter. In response to these positive trends, we selectively increased construction starts in certain markets to align with the increased sales pace. Although we are encouraged by these recent trends, we are closely monitoring demand trends at each active community and remain focused on balancing levels of vertical and completed inventory with current sales activity.
During the three months ended March 31, 2023, we had 1,366 home closings, compared to 1,599 home closings during the three months ended March 31, 2022. The decline in home closings for the three months ended March 31, 2023 was primarily due to the slowdown in demand experienced during the second half of 2022. We continued to experience supply chain disruptions that extended development cycles and delayed the opening of new communities. We believe these supply shortages will continue to impact our operations for the remainder of the year.
At March 31, 2023, we had 99 active communities, including ten Terrata Homes communities. At March 31, 2022, we had 88 active communities, including seven Terrata Homes communities.
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
We believe the long-term outlook for new homes remains strong, driven by solid fundamentals, including a historically low inventory of new and existing homes for sale, an aging housing stock, rising rents, strong household formations and low unemployment. However, the housing market is currently in a state of transition and we expect affordability constraints to continue to impact demand for the foreseeable future.

For additional discussion regarding our business and operations, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. For additional discussion regarding risks associated with our business and operations, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q for the three months ended March 31, 2023.
Recent Developments
On April 28, 2023, we entered into the Third Amendment (as defined herein), which amends the 2022 Credit Agreement (as defined herein). The Credit Agreement (as defined herein) provides for a $1.13 billion revolving credit facility, which can be increased at the request of the Company by up to $170.0 million, subject to the terms and conditions of the Credit Agreement. For a further description of the Credit Agreement, please refer to Note 4, “Notes Payable” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Key Results
Key financial results as of and for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, were as follows:
•Home sales revenues decreased 10.7% to $487.4 million from $546.1 million.
•Homes closed decreased 14.6% to 1,366 homes from 1,599 homes.
•Average sales price per home closed increased 4.5% to $356,777 from $341,495.
•Gross margin as a percentage of home sales revenues decreased to 20.3% from 29.0%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 22.1% from 30.3%.
•Net income before income taxes decreased 67.5% to $32.3 million from $99.6 million.
•Net income decreased 65.7% to $27.0 million from $78.7 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 8.1% from 19.1%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 7.2% from 18.8%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 69,724 lots at March 31, 2023 and 71,904 lots at December 31, 2022.

Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$487,357	$546,050
Expenses:
Cost of sales	388,541	387,643
Selling expenses	42,805	34,398
General and administrative	29,960	28,289
Operating income	26,051	95,720
Other income, net	(6,297)	(3,830)
Net income before income taxes	32,348	99,550
Income tax provision	5,386	20,864
Net income	$26,962	$78,686
Basic earnings per share	$1.15	$3.30
Diluted earnings per share	$1.14	$3.25
Other Financial and Operating Data:
Average community count	97.7	89.0
Community count at end of period	99	88
Home closings	1,366	1,599
Average sales price per home closed	$356,777	$341,495
Gross margin (1)	$98,816	$158,407
Gross margin % (2)	20.3%	29.0%
Adjusted gross margin (3)	$107,609	$165,202
Adjusted gross margin % (2)(3)	22.1%	30.3%
EBITDA (4)	$39,587	$104,411
EBITDA margin % (2)(4)	8.1%	19.1%
Adjusted EBITDA (4)	$35,326	$102,863
Adjusted EBITDA margin % (2)(4)	7.2%	18.8%
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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the three months ended March 31, 2023 and 2022, and our community count as of March 31, 2023 and 2022, were as follows (revenues in thousands):

	Three Months Ended March 31, 2023					As of March 31, 2023
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$150,380	453	$331,965	35.0	4.3	35
Southeast	104,376	316	330,304	24.0	4.4	24
Northwest	74,815	159	470,535	9.3	5.7	10
West	78,886	209	377,445	13.4	5.2	14
Florida	78,900	229	344,541	16.0	4.8	16
Total	$487,357	1,366	$356,777	97.7	4.7	99

	Three Months Ended March 31, 2022					As of March 31, 2022
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$262,298	844	$310,780	30.0	9.4	29
Southeast	72,463	238	304,466	20.0	4.0	21
Northwest	102,874	201	511,811	10.3	6.5	9
West	55,583	142	391,430	10.0	4.7	10
Florida	52,832	174	303,632	18.7	3.1	19
Total	$546,050	1,599	$341,495	89.0	6.0	88
Home sales revenues for the three months ended March 31, 2023 were $487.4 million, a decrease of $58.7 million, or 10.7%, from $546.1 million for the three months ended March 31, 2022. The decrease in home sales revenues is primarily due to a 14.6% decrease in homes closed, partially offset by an increase in the average sales price per home closed during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The overall decrease in home closings is a result of an overall lower absorption pace, partially offset by a higher average community count, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The overall decrease in absorption pace relates to the normalization of demand resulting from increased mortgage rates and longer cycle times stemming from varying degrees of supply chain constraints in the markets we serve. The average sales price per home closed during the three months ended March 31, 2023 was $356,777, an increase of $15,282, or 4.5%, from the average sales price per home closed of $341,495 for the three months ended March 31, 2022. The increase in the average sales price per home closed is primarily due to geographic mix, the impact of lower home closings from our wholesale channel and favorable pricing environments that allowed us to pass through cost increases associated with the construction of our homes in some of our markets.
Included within our home sales revenues for the three months ended March 31, 2023 was $31.2 million in wholesale revenues as a result of 103 home closings, representing 7.5% of the 1,366 total homes closed during the three months ended March 31, 2023. Included within our home sales revenues for the three months ended March 31, 2022 was $51.8 million in wholesale revenues as a result of 213 home closings, representing 13.3% of the 1,599 total homes closed during the three months ended March 31, 2022. The decrease in home closings as a percentage of revenues through our wholesale channel was primarily related to lower demand from our wholesale channel partners along with our decision to allocate less inventory available for sale through the wholesale channel during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
•Home sales revenues in our Central reportable segment decreased by $111.9 million, or 42.7%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a 46.3%

decrease in the number of homes closed at a lower absorption rate, partially offset by an increase in average community count and an increase in the average sales price per home closed.
•Home sales revenues in our Southeast reportable segment increased by $31.9 million, or 44.0%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a 32.8% increase in the number of homes closed driven by an increase in the average sales price per home closed and an increase in the average community count and higher absorption rate.
•Home sales revenues in our Northwest reportable segment decreased by $28.1 million, or 27.3%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a 20.9% decrease in the number of homes closed, as well as a decrease in the average sales price per home closed, a decrease in the average community count and a lower absorption rate.
•Home sales revenues in our West reportable segment increased by $23.3 million, or 41.9%, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a 47.2% increase in the number of homes closed, as well as an increase in the average community count and a higher absorption rate, partially offset by a decrease in the average sales price per home closed.
•Home sales revenues in our Florida reportable segment increased by $26.1 million, or 49.3%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to a 31.6% increase in the number of homes closed, as well as a higher absorption rate and an increase in the average sales price per home closed, partially offset by a decrease in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended March 31, 2023 to $388.5 million, an increase of $0.9 million, or 0.2%, from $387.6 million for the three months ended March 31, 2022. This overall increase is primarily due to higher construction costs and capitalized interest, partially offset by a 14.6% decrease in homes closed. Gross margin for the three months ended March 31, 2023 was $98.8 million, a decrease of $59.6 million, or 37.6%, from $158.4 million for the three months ended March 31, 2022. Gross margin as a percentage of home sales revenues was 20.3% for the three months ended March 31, 2023 and 29.0% for the three months ended March 31, 2022. The decrease in gross margin as a percentage of home sales revenues during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to a combination of higher construction costs, capitalized interest and the impact of sales incentives offered during the three months ended March 31, 2023.
Selling Expenses. Selling expenses for the three months ended March 31, 2023 were $42.8 million, an increase of $8.4 million, or 24.4%, from $34.4 million for the three months ended March 31, 2022. Sales commissions decreased to $20.3 million for the three months ended March 31, 2023 from $21.0 million for the three months ended March 31, 2022. Selling expenses as a percentage of home sales revenues were 8.8% and 6.3% for the three months ended March 31, 2023 and 2022, respectively. The increase in selling expenses as a percentage of home sales revenues was driven primarily by higher advertising spending and personnel costs, and in-house commissions due to lower home closings from our wholesale channel during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
General and Administrative. General and administrative expenses for the three months ended March 31, 2023 were $30.0 million, an increase of $1.7 million, or 5.9%, from $28.3 million for the three months ended March 31, 2022. The increase in the amount of general and administrative expenses is primarily due to increased personnel and associated costs, as well as professional fees and terminated land purchase agreements incurred during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. General and administrative expenses as a percentage of home sales revenues were 6.1% and 5.2% for the three months ended March 31, 2023 and 2022, respectively. The increase in general and administrative expenses as a percentage of home sales revenues is primarily due to lower home sales revenues during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Other Income. Other income, net of other expenses was $6.3 million for the three months ended March 31, 2023, an increase of $2.5 million from $3.8 million for the three months ended March 31, 2022. The increase in other income primarily reflects income associated with our investment in unconsolidated entities and gains realized from the sale of land and lots not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended March 31, 2023 was $26.1 million, a decrease of $69.7 million, or 72.8%, from $95.7 million for the three months ended March 31, 2022. Net income before income taxes for the three months ended March 31, 2023 was $32.3 million, a decrease of $67.2 million, or 67.5%, from $99.6 million for the three months ended March 31, 2022. The following reportable segments contributed to net income before income taxes during the three months ended March 31, 2023 as follows: Central - $9.1 million or 28.0%; Southeast - $6.9 million or 21.4%; Northwest - $7.7 million or 23.7%; West - $2.4 million or 7.4%; and Florida - $7.5 million or 23.1%. The decreases in operating income and net income before income taxes are primarily attributed to lower gross margin, increased advertising spending and additional costs resulting from the increase of personnel associated with the increase in community count, partially offset by higher average sales price per home closed during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Income Taxes. Income tax provision for the three months ended March 31, 2023 was $5.4 million, a decrease of $15.5 million, or 74.2%, from income tax provision of $20.9 million for the three months ended March 31, 2022. The decrease in our effective tax rate to 16.7% from 21.0% was primarily due to deductions in excess of compensation cost for share-based payments and the extension of federal energy efficient homes tax credits, offset by an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit.
Net Income. Net income for the three months ended March 31, 2023 was $27.0 million, a decrease of $51.7 million, or 65.7%, from $78.7 million for the three months ended March 31, 2022. The decrease in net income is primarily attributed to overall lower homes closed at lower gross margins and higher selling expenses during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Home sales revenues	$487,357	$546,050
Cost of sales	388,541	387,643
Gross margin	98,816	158,407
Capitalized interest charged to cost of sales	6,757	4,513
Purchase accounting adjustments (1)	2,036	2,282
Adjusted gross margin	$107,609	$165,202
Gross margin % (2)	20.3%	29.0%
Adjusted gross margin % (2)	22.1%	30.3%
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

The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$26,962	$78,686
Income tax provision (benefit)	5,386	20,864
Depreciation and amortization	482	348
Capitalized interest charged to cost of sales	6,757	4,513
EBITDA	39,587	104,411
Purchase accounting adjustments(1)	2,036	2,282
Other income, net	(6,297)	(3,830)
Adjusted EBITDA	$35,326	$102,863
EBITDA margin %(2)	8.1%	19.1%
Adjusted EBITDA margin %(2)	7.2%	18.8%
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
Our “backlog” consists of homes that are under a purchase contract that has been signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed and wholesale contracts for which vertical construction is generally set to occur within the next six to twelve months. Since our business model is generally based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are currently under construction or complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations, the number of our active communities and the timing of home closings. Homes in backlog are generally closed within one to two months, although home closings have been, and may continue to be delayed. In addition, we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.
Our net orders increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in community count.
The number of homes in our backlog at March 31, 2023 decreased 36.0% compared to March 31, 2022. The decrease in ending backlog relates to demand for home sales earlier in the first half of 2022 as compared to the first quarter of 2023 as a result of the increase in mortgage rates for our homebuyers. We believe that, over time, our inventory levels and sales pace will return to our pre-pandemic levels as demand normalizes and mortgage rates decrease from current levels.

As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Three Months Ended March 31,
	2023 (4)	2022 (5)
Net orders (1)	2,219	1,973
Cancellation rate (2)	15.9%	15.6%
Ending backlog – homes (3)	1,555	2,429
Ending backlog – value (3)	$561,422	$849,117
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
(4)As of March 31, 2023, we had 130 units related to bulk sales agreements associated with our wholesale business.
(5)As of March 31, 2022, we had 374 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 99 active communities as of both March 31, 2023 and December 31, 2022. Generally, it takes us two to three years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we utilize, on a limited and strategic basis, land banking financing arrangements.
Our lot inventory decreased to 69,724 owned or controlled lots as of March 31, 2023 from 71,904 owned or controlled lots as of December 31, 2022, primarily related to our discipline in the evaluation of and selective approval of new land deals.
We have land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. In consideration for this repurchase option, we paid a non-refundable commitment fee. Based on our right to control the ultimate economic outcome of these finished lots, these assets will continue to be held as real estate not owned within our inventory and a corresponding obligation was established within our accrued liabilities, as discussed in Note 3, “Accrued Expenses and Other Liabilities” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, to recognize this relationship. While we are not legally obligated to repurchase the balance of the lots, we will be subject to certain performance obligations, financial and other penalties if the lots are not purchased. We do not have any ownership interest or title to the assets that we have sold to the land banker and we do not guarantee any of the land banker’s liabilities.
The table below shows (i) home closings by reportable segment for the three months ended March 31, 2023 and (ii) our owned or controlled lots by reportable segment as of March 31, 2023.

	Three Months Ended March 31, 2023	As of March 31, 2023
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	453	21,471	3,413	24,884
Southeast	316	14,761	2,750	17,511
Northwest	159	6,553	2,010	8,563
West	209	9,669	1,255	10,924
Florida	229	5,182	2,660	7,842
Total	1,366	57,636	12,088	69,724
(1)Of the 57,636 owned lots as of March 31, 2023, 46,633 were raw/under development lots and 11,003 were finished lots.

Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of March 31, 2023, we had a total of 1,628 completed homes, including information centers, and 2,026 homes in progress.
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. We purchase some components and materials centrally to achieve volume discounts, reducing costs and helping to ensure timely deliveries. We typically do not store significant inventories of construction materials, except for work in progress materials for homes under construction. In addition, the majority of our raw materials are supplied to us by our subcontractors, and are included in the price of our contract with such subcontractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Our construction work is performed by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices possible. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities and lumber. For the three months ended March 31, 2023, we have experienced delays and cost increases, to varying degrees, in our building materials and other construction costs.
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
Liquidity and Capital Resources
Overview
As of March 31, 2023, we had $43.0 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
As of the date of this Quarterly Report on Form 10-Q, we believe that we will be able to fund our current and foreseeable liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations and cash expected to be available from the Credit Agreement or through accessing debt or equity capital, as needed. However, our ability to engage in the transactions described above may be constrained by volatile or tight economic, capital, credit and financial market conditions, as well as moderated investor or lender interest or capacity and our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.
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
Revolving Credit Facility
On April 28, 2023, we entered into a Third Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Third Amendment”), which amends the 2022 Credit Agreement (as so amended by the Third Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.13 billion revolving credit facility, which can be increased at the request of the Company by up to $170.0 million, subject to the terms and conditions of the Credit Agreement. Lenders with $775.0 million, or 68.6%, of the $1.13 billion of commitments under the Credit Agreement, agreed to extend the maturity of their commitments to April 28, 2027, with the remaining lenders retaining their existing maturity of April 28, 2025. The Credit Agreement also permits our subsidiaries that solely own and operate single family rental homes to incur secured indebtedness not to exceed 6% of our tangible net worth, and allows such subsidiaries to not guarantee the obligations under the Credit Agreement. The Credit Agreement otherwise has substantially similar terms and provisions to the 2022 Credit Agreement.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of March 31, 2023, the borrowing base under the 2022 Credit Agreement was, and under the Credit Agreement would have been, $1.4 billion, of which borrowings, including the 2029 Senior Notes, of which $1.1 billion were outstanding,$26.4 million of letters of credit were outstanding and $315.8 million was available to borrow under the 2022 Credit Agreement and would have been available to borrow under the Credit Agreement.
For a further description of the 2022 Credit Agreement and the Credit Agreement, please refer to Note 4, “Notes Payable” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Senior Notes Offering
On June 28, 2021, we issued $300.0 million aggregate principal amount of the 2029 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the 2029 Senior Notes accrues at a rate of 4.000% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. The 2029 Senior Notes mature on July 15, 2029. The terms of the 2029 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Third Supplemental Indenture thereto, dated as of June 28, 2021, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the 2022 Credit Agreement and Wilmington Trust, National Association, as trustee.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $361.1 million as of March 31, 2023. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of March 31, 2023 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended March 31, 2023, we did not repurchase any shares of our common stock. During the three months ended March 31, 2022, we repurchased 475,055 shares of our common stock for $57.7 million to be held as treasury stock. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of March 31, 2023, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash provided by operating activities was $77.6 million for the three months ended March 31, 2023. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the three months ended March 31, 2023 was primarily driven by cash inflow from the $15.9 million increase in the net change in real estate inventory, which was primarily related to the number of home closings outpacing the homes under construction and land acquisitions and development level of activity, net income of $27.0 million, as well as the $22.3 million increase in other assets and $14.7 million increase in the net change in accounts payable.
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
Investing Activities
Net cash used in investing activities was $4.9 million for the three months ended March 31, 2023, primarily due to the additional investment in unconsolidated entities.
Net cash used in investing activities was $1.4 million for the three months ended March 31, 2022, primarily due to the payment for a business acquisition, additional investment in unconsolidated entities, and purchase of property and equipment.
Financing Activities
Net cash used in financing activities was $61.8 million for the three months ended March 31, 2023, primarily driven by $105.0 million of repayments on the 2022 Credit Agreement and the $17.9 million of payments related to a financing arrangement with a third-party land banker, offset by proceeds of $32.9 million under the 2022 Credit Agreement and proceeds of $26.9 million related to a financing arrangement with a third-party land banker.
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
During the three months ended March 31, 2023, we continued to experience pressure on costs due to high levels of inflation, which we expect will continue throughout 2023. Generally, we have been able to increase the sales prices of our homes to absorb such increased costs. See “Industry and Economic Risks—Inflation could adversely affect our business and financial results” in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Material Cash Requirements
As of March 31, 2023, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2023 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
•the risk factor set forth in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q; and
•the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($300.0 million aggregate principal amount of the 2029 Senior Notes and certain inventory related obligations) and variable-rate debt (our $1.13 billion Credit Agreement) as part of financing our operations. We do not have the obligation to prepay the 2029 Senior Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.

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
As of March 31, 2023, we had $756.2 million of variable rate indebtedness outstanding under the 2022 Credit Agreement. All of the outstanding borrowings under the 2022 Credit Agreement are at variable rates based on SOFR, and all of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of March 31, 2023 was SOFR plus 1.85%. At March 31, 2023, SOFR was 4.81%, subject to the 0.50% SOFR floor as included in the 2022 Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $7.6 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Financial industry and capital markets turmoil may materially and adversely affect our liquidity and consolidated financial statements.
In early March 2023, federal and state banking regulators closed two U.S. banks, with which we had no banking, financing or other business relationships or dependencies, precipitating financial industry and capital markets turmoil centered on concerns about the stability and solvency of other banks and financial institutions and the attendant risk they may be closed and/or forced by governmental agencies into receivership or sale. The failure of other banks and financial institutions, if it occurs, could have a material adverse effect on our liquidity or consolidated financial statements if we have placed cash and cash equivalent deposits at such banks or financial institutions, or if such banks or financial institutions, or any substitute or additional banks or financial institutions, participate in the Credit Agreement. Under the Credit Agreement, non-defaulting lenders are not obligated to cover or acquire a defaulting lender’s respective commitment to fund loans or to issue letters of credit, and may not issue additional letters of credit if we do not enter into arrangements to address the risk with respect to the defaulting lender (which may include cash collateral). If the non-defaulting lenders are unable or unwilling to cover or acquire a defaulting lender’s respective commitment, potentially due to other demands they face under other credit instruments to which they are party, or because of regulatory restrictions, among other factors, we may not be able to access the Credit Agreement’s full borrowing or letter of credit capacity.
ITEM 5. OTHER INFORMATION
Amendment to 2022 Credit Agreement
On April 28, 2023, we entered into the Third Amendment, which amends the 2022 Credit Agreement. The Credit Agreement provides for a $1.13 billion revolving credit facility, which can be increased at the request of the Company by up to $170.0 million, subject to the terms and conditions of the Credit Agreement. Lenders with $775.0 million, or 68.6%, of the $1.13 billion of commitments under the Credit Agreement, agreed to extend the maturity of their commitments to April 28, 2027, with the remaining lenders retaining their existing maturity of April 28, 2025. The Credit Agreement also permits our subsidiaries that solely own and operate single family rental homes to incur secured indebtedness not to exceed 6% of our tangible net worth, and allows such subsidiaries to not guarantee the obligations under the Credit Agreement. The Credit Agreement otherwise has substantially similar terms and provisions to the 2022 Credit Agreement. For a further description of the Credit Agreement, please refer to Note 4, “Notes Payable” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.         EXHIBITS

Exhibit No.	Description
3.1**
Certificate of Incorporation of LGI Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-190853) of LGI Homes, Inc. filed with the SEC on August 28, 2013).

3.2**
Certificate of Amendment of Certificate of Incorporation of LGI Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 1, 2023).

3.3**	Bylaws of LGI Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed with the SEC on August 28, 2013).
10.1*
Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 28, 2023, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent.

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

LGI Homes, Inc.

Date:	May 2, 2023	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	May 2, 2023	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer