Form 10-Q
period 2023-06-30
LGI Homes, Inc.
filed 2023-08-02
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

As of July 28, 2023, there were 23,546,041 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$43,334	$31,998
Accounts receivable	48,166	25,143
Real estate inventory	2,889,113	2,898,296
Pre-acquisition costs and deposits	26,244	25,031
Property and equipment, net	37,786	32,997
Other assets	75,011	93,159
Deferred tax assets, net	7,867	6,186
Goodwill	12,018	12,018
Total assets	$3,139,539	$3,124,828

LIABILITIES AND EQUITY
Accounts payable	$59,365	$25,287
Accrued expenses and other liabilities	295,765	340,128
Notes payable	1,053,397	1,117,001
Total liabilities	1,408,527	1,482,416

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,485,513 shares issued and 23,546,041 shares outstanding as of June 30, 2023 and 27,245,278 shares issued and 23,305,806 shares outstanding as of December 31, 2022	275	272
Additional paid-in capital	315,174	306,673
Retained earnings	1,770,585	1,690,489
Treasury stock, at cost, 3,939,472 shares as of June 30, 2023 and December 31, 2022	(355,022)	(355,022)
Total equity	1,731,012	1,642,412
Total liabilities and equity	$3,139,539	$3,124,828

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Home sales revenues	$645,270	$723,069	$1,132,627	$1,269,119

Cost of sales	503,333	491,710	891,874	879,353
Selling expenses	49,225	43,269	92,030	77,667
General and administrative	27,626	29,084	57,586	57,373
Operating income	65,086	159,006	91,137	254,726
Other income, net	(6,323)	(4,006)	(12,620)	(7,836)
Net income before income taxes	71,409	163,012	103,757	262,562
Income tax provision	18,275	39,636	23,661	60,500
Net income	$53,134	$123,376	$80,096	$202,062
Earnings per share:
Basic	$2.26	$5.24	$3.41	$8.53
Diluted	$2.25	$5.20	$3.39	$8.43

Weighted average shares outstanding:
Basic	23,533,097	23,552,883	23,457,615	23,694,241
Diluted	23,608,892	23,745,853	23,615,206	23,968,263

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2022	27,245,278	$272	$306,673	$1,690,489	$(355,022)	$1,642,412
Net income	—	—	—	26,962	—	26,962
Restricted stock units granted for accrued annual bonuses	—	—	206	—	—	206
Compensation expense for equity awards	—	—	3,103	—	—	3,103
Stock issued under employee incentive plans	226,928	3	1,543	—	—	1,546
BALANCE— March 31, 2023	27,472,206	$275	$311,525	$1,717,451	$(355,022)	$1,674,229
Net income	—	—	—	53,134	—	53,134
Compensation expense for equity awards	—	—	2,360	—	—	2,360
Stock issued under employee incentive plans	13,307	—	1,289	—	—	1,289
BALANCE— June 30, 2023	27,485,513	$275	$315,174	$1,770,585	$(355,022)	$1,731,012

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

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$80,096	$202,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(5,304)	(1,840)
Distributions of earnings from unconsolidated entities	6,257	1,214
Depreciation and amortization	987	730
Gain on disposal of assets	—	(1,564)
Compensation expense for equity awards	5,463	7,115
Deferred income taxes	(1,681)	711
Changes in assets and liabilities:
Accounts receivable	(23,022)	5,803
Real estate inventory	6,435	(547,579)
Pre-acquisition costs and deposits	(1,213)	2,425
Other assets	22,854	19,384
Accounts payable	34,078	25,990
Accrued expenses and other liabilities	(32,115)	22,249
Net cash provided by (used in) operating activities	92,835	(263,300)
Cash flows from investing activities:
Purchases of property and equipment	(271)	(993)
Investment in unconsolidated entities	(9,719)	(1,462)
Return of capital from unconsolidated entities	3,148	—
Net cash used in investing activities	(6,842)	(2,455)
Cash flows from financing activities:
Proceeds from notes payable	144,783	371,177
Payments on notes payable	(205,000)	(20,000)
Proceeds from financing arrangements	42,569	—
Payments on financing arrangements	(54,356)	—
Loan issuance costs	(5,487)	(2,567)
Proceeds from sale of stock, net of offering expenses	2,834	3,704
Stock repurchase	—	(95,102)
Net cash provided by (used in) financing activities	(74,657)	257,212
Net increase (decrease) in cash and cash equivalents	11,336	(8,543)
Cash and cash equivalents, beginning of period	31,998	50,514
Cash and cash equivalents, end of period	$43,334	$41,971

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
The accompanying unaudited financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Land, land under development and finished lots	$1,934,555	$1,911,307
Information centers	40,134	35,074
Homes in progress	508,836	287,069
Completed homes	270,357	523,054
Total owned inventory	2,753,882	2,756,504
Real estate not owned	135,231	141,792
Total real estate inventory	$2,889,113	$2,898,296
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
During the six months ended June 30, 2023, we transferred $5.5 million of home assets from real estate inventory to rental properties within property and equipment, net. We are lessors of the homes representing these home assets. Our leasing contracts are typically for terms of one year.

3.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Land banking financing arrangements	$135,231	$141,792
Real estate inventory development and construction payable	65,989	73,678
Taxes payable	12,394	47,037
Inventory related obligations	12,920	13,039
Accrued compensation, bonuses and benefits	16,811	12,900
Warranty reserve	12,150	10,750
Accrued interest	10,523	10,906
Contract deposits	5,906	5,545
Lease liability	5,437	5,182
Other	18,404	19,299
Total accrued expenses and other liabilities	$295,765	$340,128
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warranty reserves, beginning of period	$11,350	$8,350	$10,750	$7,850
Warranty provision	2,378	2,642	4,230	5,107
Warranty expenditures	(1,578)	(1,642)	(2,830)	(3,607)
Warranty reserves, end of period	$12,150	$9,350	$12,150	$9,350
4.     NOTES PAYABLE
Revolving Credit Agreement
On April 28, 2023, we entered into a Third Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Third Amendment”), which amends the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended by an amendment dated as of April 29, 2022, the “2022 Credit Agreement” and as further amended by the Third Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.13 billion revolving credit facility, which can be increased at the request of the Company by up to $170.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on April 28, 2027 with respect to $775.0 million, or 68.6%, of the $1.13 billion of commitments thereunder and on April 28, 2025 with respect to 31.4% of the commitments thereunder. The Credit Agreement also permits our subsidiaries that solely own and operate single family rental homes to incur secured indebtedness not to exceed 6% of our tangible net worth, and allows such subsidiaries to not guarantee the obligations under the Credit Agreement. The Credit Agreement otherwise has substantially similar terms and provisions to the 2022 Credit Agreement.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of June 30, 2023, the borrowing base under the Credit Agreement was $1.4 billion, of which borrowings, including the 2029 Senior Notes, of $1.1 billion were outstanding, $18.8 million of letters of credit were outstanding and $341.4 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) term SOFR (based on 1, 3 or 6 month interest periods, as selected by the Company) plus a 10, 15 or 25 basis point adjustment, respectively, which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) term SOFR based on a 1 month interest period plus a 10 basis point adjustment, subject to a 50 basis point floor, plus the Applicable Margin. At June 30, 2023, the Applicable Margin was 1.70%, and SOFR was 5.10%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2023, we were in compliance with all of the covenants contained in the Credit Agreement.
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
Notes payable consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Notes payable under the Credit Agreement ($1.13 billion revolving credit facility at June 30, 2023) maturing in part on April 28, 2025 and in part on April 28, 2027; interest paid monthly at SOFR plus 1.70%	$768,133	$828,350
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
Net debt issuance costs	(14,736)	(11,349)
Total notes payable	$1,053,397	$1,117,001

Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest incurred	$22,118	$9,438	$41,287	$16,465
Less: Amounts capitalized	(22,118)	(9,438)	(41,287)	(16,465)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$14,256	$4,538	$39,756	$14,206
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $5.1 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $8.2 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.
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
For the three months ended June 30, 2023, our effective tax rate of 25.6% is higher than the Federal statutory rate primarily as a result of an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit, offset by the extension of federal energy efficient homes tax credits.
For the six months ended June 30, 2023, our effective tax rate of 22.8% is higher than the Federal statutory rate primarily as a result of an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit, offset by a decrease in the rate for the deductions in excess of compensation cost for share-based payments and the extension of federal energy efficient homes tax credits.
Income taxes paid were $59.7 million and $52.0 million for the three months ended June 30, 2023 and 2022, respectively. Income taxes paid were $59.9 million and $52.4 million for the six months ended June 30, 2023 and 2022, respectively.
6.     EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three and six months ended June 30, 2023, we did not repurchase any shares of our common stock. During the three and six months ended June 30, 2022 we repurchased 417,861 shares of our common stock for $37.4 million and 892,916 shares of our common stock for $95.1 million, respectively, to be held as treasury stock. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of June 30, 2023, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$53,134	$123,376	$80,096	$202,062
Denominator:
Basic weighted average shares outstanding	23,533,097	23,552,883	23,457,615	23,694,241
Effect of dilutive securities:
Stock-based compensation units	75,795	192,970	157,591	274,022
Diluted weighted average shares outstanding	23,608,892	23,745,853	23,615,206	23,968,263

Basic earnings per share	$2.26	$5.24	$3.41	$8.53
Diluted earnings per share	$2.25	$5.20	$3.39	$8.43
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	1,287	6,042	9,373	15,501
8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Six Months Ended June 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	146,239	$100.93	117,874	$80.85
Granted	38,165	$105.37	37,159	$118.34
Vested	(44,189)	$64.70	(40,100)	$57.03
Forfeited	(2,647)	$113.57	(1,151)	$87.20
Ending balance	137,568	$113.56	113,782	$101.42
We recognized $1.3 million and $1.1 million of stock-based compensation expense related to outstanding RSUs for the three months ended June 30, 2023 and 2022, respectively. We recognized $2.4 million and $1.9 million of stock-based compensation expense related to outstanding RSUs for the six months ended June 30, 2023 and 2022, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At June 30, 2023, we had unrecognized compensation cost of $9.5 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years.
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
The following table summarizes the activity of our PSUs for the six months ended June 30, 2023:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2022	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding at June 30, 2023	Weighted Average Grant Date Fair Value
2020	2020 - 2022	84,435	—	—	(84,435)	—	$59.81
2021	2021 - 2023	44,011	—	(852)	—	43,159	$141.00
2022	2022 - 2024	64,382	—	(1,078)	—	63,304	$118.80
2023	2023 - 2025	—	72,443	—	—	72,443	$104.36
Total		192,828	72,443	(1,930)	(84,435)	178,906
At June 30, 2023, management estimates that the recipients will receive approximately 120.8%, 50.0% and 74.5% of the 2023, 2022 and 2021 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.7 million and $2.2 million of total stock-based compensation expense related to outstanding PSUs for the three months ended June 30, 2023 and 2022, respectively. We recognized $2.3 million and $4.5 million of total stock-based compensation expense related to outstanding PSUs for the six months ended June 30, 2023 and 2022, respectively. The 2020 - 2022 performance period PSUs vested and issued on February 27, 2023 at 200% of the target number. At June 30, 2023, we had unrecognized compensation cost of $11.0 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.3 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of June 30, 2023, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the 2029 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).

The following table below shows the level and measurement of liabilities at June 30, 2023 and December 31, 2022 (in thousands):

		June 30, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$260,559	$300,000	$246,969
(1)See Note 4 for more details regarding the offering of the 2029 Senior Notes.
10.     COMMITMENTS AND CONTINGENCIES
Contingencies
In the ordinary course of doing business, we are subject to claims or proceedings from time to time relating to the purchase, development and sale of real estate and homes and other aspects of our operations. Management believes that these claims include usual obligations incurred by real estate developers and residential home builders in the normal course of business. In the opinion of management, these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.
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

	June 30, 2023	December 31, 2022
Land deposits and option payments (1)	$24,306	$22,406
Commitments under the land purchase contracts if the purchases are consummated (1)	$493,627	$411,776
Lots under land purchase contracts (1)	12,463	13,184
(1)Includes land banking financing arrangements, see Notes 2 and 3 for more details regarding real estate not owned.
As of June 30, 2023 and December 31, 2022, approximately $14.3 million and $12.8 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.0 million and $4.9 million at June 30, 2023 and December 31, 2022, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.4 million and $5.2 million at June 30, 2023 and December 31, 2022, respectively.

Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.6 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively. Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $1.2 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the six months ended June 30, 2023 and 2022 was $1.0 million and $0.9 million, respectively. As of June 30, 2023, the weighted-average discount rate was 5.7% and our weighted-average remaining life was 2.5 years. We do not have any significant lease contracts that have not yet commenced at June 30, 2023.
The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2023 (in thousands):

Year Ending December 31,	Operating leases
2023	883
2024	1,484
2025	1,250
2026	1,086
2027	962
Thereafter	527
Total	6,192
Lease amount representing interest	(755)
Present value of lease liabilities	$5,437
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $348.7 million (including $18.8 million of letters of credit issued under the Credit Agreement) and $368.1 million (including $33.4 million of letters of credit issued under the 2022 Credit Agreement) at June 30, 2023 and December 31, 2022, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
As of June 30, 2023, we had one equity-method land joint venture and two additional joint ventures engaged in mortgage and insurance activities that primarily provide services to our homebuyers. As of June 30, 2023 and December 31, 2022, we have a total of $16.9 million and $11.2 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three and six months ended June 30, 2023 was $2.9 million and $5.3 million, respectively. Income associated with our investment in unconsolidated entities during the three and six months ended June 30, 2022 was $1.6 million and $1.8 million, respectively.
11.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our luxury series spec homes sold under our Terrata Homes brand.

The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Retail home sales revenues	$603,403	$686,151	$1,059,580	$1,180,357
Wholesale home sales revenues	41,867	36,918	73,047	88,762
Total home sales revenues	$645,270	$723,069	$1,132,627	$1,269,119
Our home sales revenues are disaggregated by geography, based on our determined reportable segments. See Note 12 for tabular presentation of this information.

12.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five qualifying reportable segments at June 30, 2023: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations.
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
Financial information relating to our reportable segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Central	$230,585	$316,654	$380,965	$578,952
Southeast	143,649	117,569	248,025	190,032
Northwest	70,404	70,792	145,219	173,666
West	82,739	123,956	161,625	179,539
Florida	117,893	94,098	196,793	146,930
Total home sales revenues	$645,270	$723,069	$1,132,627	$1,269,119

Net income (loss) before income taxes:
Central	$28,285	$84,850	$37,349	$142,590
Southeast	20,456	28,636	27,380	38,765
Northwest	6,111	15,730	13,762	43,314
West	3,412	19,172	5,795	18,941
Florida	14,010	15,784	21,497	21,144
Corporate (1)	(865)	(1,160)	(2,026)	(2,192)
Total net income before income taxes	$71,409	$163,012	$103,757	$262,562
(1)The Corporate balance consists of general and administration unallocated costs for various shared service functions and non-strategic other income, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	June 30, 2023	December 31, 2022
Assets:
Central	$959,239	$986,779
Southeast	623,496	633,542
Northwest	475,272	485,086
West	615,431	599,714
Florida	384,220	334,824
Corporate (1)	81,881	84,883
Total assets	$3,139,539	$3,124,828
(1)The Corporate balance consists primarily of cash and investments in unconsolidated entities.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
Business Overview
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 65,000 homes.
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
Birmingham, AL
Nashville, TN
We delivered strong financial results during the three months ended June 30, 2023, as we continued to benefit from the recovery of demand for new homes when compared to the second half of 2022. We attribute our success during the second quarter to several factors, including our ability to drive leads to our information centers through targeted marketing, our ability to offset affordability pressures through a combination of mortgage buy-down programs and other sales incentives, our ongoing pivot in our product offering to smaller, lower-priced homes, and the relative stability in interest rates when compared to the second half of 2022. In response to these positive trends, we selectively increased construction starts in certain markets to align with the increased sales pace. Although we are encouraged by these recent trends, we are closely monitoring demand trends at each active community and remain focused on balancing levels of vertical and completed inventory with current sales activity.
During the three months ended June 30, 2023, we had 1,854 home closings, compared to 2,027 home closings during the three months ended June 30, 2022. The decline in home closings for the three months ended June 30, 2023 was primarily due to the strength of the demand environment that continued to exist during the three months ended June 30, 2022 prior to the Federal Reserve’s rate hiking initiative, as well as fewer homes in backlog at the beginning of the second quarter of 2023 compared to the second quarter of 2022. During the six months ended June 30, 2023, we had 3,220 home closings, compared to 3,626 home closings during the six months ended June 30, 2022.
At June 30, 2023, we had 102 active communities, including 11 Terrata Homes communities. At June 30, 2022, we had 92 active communities, including seven Terrata Homes communities.
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
For additional discussion regarding our business and operations, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. For additional discussion regarding risks associated with our business and operations, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q.

Key Results
Key financial results as of and for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, were as follows:
•Home sales revenues decreased 10.8% to $645.3 million from $723.1 million.
•Homes closed decreased 8.5% to 1,854 homes from 2,027 homes.
•Average sales price per home closed decreased 2.4% to $348,042 from $356,719.
•Gross margin as a percentage of home sales revenues decreased to 22.0% from 32.0%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 23.8% from 33.1%.
•Net income before income taxes decreased 56.2% to $71.4 million from $163.0 million.
•Net income decreased 56.9% to $53.1 million from $123.4 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 12.6% from 23.4%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 12.0% from 23.1%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Key financial results as of and for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were as follows:
•Home sales revenues decreased 10.8% to $1.1 billion from $1.3 billion.
•Homes closed decreased 11.2% to 3,220 homes from 3,626 homes.
•Average sales price per home closed increased 0.5% to $351,748 from $350,005.
•Gross margin as a percentage of home sales revenues decreased to 21.3% from 30.7%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 23.1% from 31.9%.
•Net income before income taxes decreased 60.5% to $103.8 million from $262.6 million.
•Net income decreased 60.4% to $80.1 million from $202.1 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 10.7% from 21.6%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 10.0% from 21.3%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 69,226 lots at June 30, 2023 as compared to 69,724 lots at March 31, 2023 and 71,904 lots at December 31, 2022.

Results of Operations
The following table sets forth our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$645,270	$723,069	$1,132,627	$1,269,119
Expenses:
Cost of sales	503,333	491,710	891,874	879,353
Selling expenses	49,225	43,269	92,030	77,667
General and administrative	27,626	29,084	57,586	57,373
Operating income	65,086	159,006	91,137	254,726
Other income, net	(6,323)	(4,006)	(12,620)	(7,836)
Net income before income taxes	71,409	163,012	103,757	262,562
Income tax provision	18,275	39,636	23,661	60,500
Net income	$53,134	$123,376	$80,096	$202,062
Basic earnings per share	$2.26	$5.24	$3.41	$8.53
Diluted earnings per share	$2.25	$5.20	$3.39	$8.43
Other Financial and Operating Data:
Average community count	102.0	91.3	99.8	90.2
Community count at end of period	102	92	102	92
Home closings	1,854	2,027	3,220	3,626
Average sales price per home closed	$348,042	$356,719	$351,748	$350,005
Gross margin (1)	$141,937	$231,359	$240,753	$389,766
Gross margin % (2)	22.0%	32.0%	21.3%	30.7%
Adjusted gross margin (3)	$153,783	$239,120	$261,392	$404,322
Adjusted gross margin % (2)(3)	23.8%	33.1%	23.1%	31.9%
EBITDA (4)	$81,052	$169,129	$120,639	$273,540
EBITDA margin % (2)(4)	12.6%	23.4%	10.7%	21.6%
Adjusted EBITDA (4)	$77,437	$167,149	$112,763	$270,012
Adjusted EBITDA margin % (2)(4)	12.0%	23.1%	10.0%	21.3%
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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the three months ended June 30, 2023 and 2022, and our community count as of June 30, 2023 and 2022, were as follows (revenues in thousands):

	Three Months Ended June 30, 2023					As of June 30, 2023
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$230,585	710	$324,768	36.3	6.5	36
Southeast	143,649	448	320,645	24.7	6.0	23
Northwest	70,404	143	492,336	10.0	4.8	10
West	82,739	214	386,631	12.3	5.8	13
Florida	117,893	339	347,767	18.7	6.0	20
Total	$645,270	1,854	$348,042	102.0	6.1	102

	Three Months Ended June 30, 2022					As of June 30, 2022
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$316,654	935	$338,667	31.0	10.1	32
Southeast	117,569	361	325,676	19.7	6.1	20
Northwest	70,792	133	532,271	8.3	5.3	8
West	123,956	301	411,814	12.7	7.9	12
Florida	94,098	297	316,828	19.6	5.1	20
Total	$723,069	2,027	$356,719	91.3	7.4	92
Home sales revenues for the three months ended June 30, 2023 were $645.3 million, a decrease of $77.8 million, or 10.8%, from $723.1 million for the three months ended June 30, 2022. The decrease in home sales revenues was primarily due to an 8.5% decrease in homes closed and a decrease in the average sales price per home closed during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The overall decrease in home closings was a result of lower absorption pace, offset by higher average community count during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Our community count at June 30, 2023 increased to 102 from 92 at June 30, 2022. The average sales price per home closed during the three months ended June 30, 2023 was $348,042, a decrease of $8,677, or 2.4%, from the average sales price per home closed of $356,719 for the three months ended June 30, 2022. The decrease in the average sales price per home closed was primarily due to geographic mix and our focus on starting smaller square foot homes to meet the current demand environment and interest rate driven affordability constraints.
Included within our home sales revenues for the three months ended June 30, 2023 was $41.9 million in wholesale revenues as a result of 139 home closings, representing 7.5% of the 1,854 total homes closed during the three months ended June 30, 2023. Included within our home sales revenues for the three months ended June 30, 2022 was $36.9 million in wholesale revenues as a result of 146 home closings, representing 7.2% of the 2,027 total homes closed during the three months ended June 30, 2022.
•Home sales revenues in our Central reportable segment decreased by $86.1 million, or 27.2%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a 24.1% decrease in the number of homes closed at a lower absorption rate, partially offset by an increase in the average community count and a decrease in the average sales price per home closed.
•Home sales revenues in our Southeast reportable segment increased by $26.1 million, or 22.2%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a 24.1% increase in the number of homes closed and an increase in the average community count at a similar absorption rate, partially offset by a decrease in the average sales price per home closed.
•Home sales revenues in our Northwest reportable segment decreased by $0.4 million, or 0.5%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to an increase in the average community count, lower absorption rates and a decrease in the average sales price per home closed.
•Home sales revenues in our West reportable segment decreased by $41.2 million, or 33.3%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to a 28.9% decrease in the number of homes closed driven by a decrease in the average sales price per home closed, a decrease in the average community count and a lower absorption rate.
•Home sales revenues in our Florida reportable segment increased by $23.8 million, or 25.3%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to a 14.1% increase in the number of homes closed as well as a higher absorption rate and an increase in the average sales price per home closed, partially offset by a decrease in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended June 30, 2023 to $503.3 million, an increase of $11.6 million, or 2.4%, from $491.7 million for the three months ended June 30, 2022, primarily due to higher average construction costs per home closed, offset by an 8.5% decrease in homes closed. Gross margin for the three months ended June 30, 2023 was $141.9 million, a decrease of $89.4 million, or 38.7%, from $231.4 million for the three months ended June 30, 2022. Gross margin as a percentage of home sales revenues was 22.0% for the three months ended June 30, 2023 and 32.0% for the three months ended June 30, 2022. This decrease in gross margin was due to a combination of higher construction costs as a percentage of home sales revenues, higher capitalized interest charged to cost of sales and the impact of sales incentives offered during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Selling Expenses. Selling expenses for the three months ended June 30, 2023 were $49.2 million, an increase of $6.0 million, or 13.8%, from $43.3 million for the three months ended June 30, 2022. The increase in selling expenses is primarily due to increased advertising expense and personnel costs, slightly offset by a decrease in sales commissions for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Sales commissions decreased to $28.9 million for the three months ended June 30, 2023 from $29.6 million for the three months ended June 30, 2022, primarily due to a 10.8% decrease in home sales revenues during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, offset by higher outside commissions. Selling expenses as a percentage of home sales revenues were 7.6% and 6.0% for the three months ended June 30, 2023 and 2022, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to higher advertising and other expenses incurred during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
General and Administrative. General and administrative expenses for the three months ended June 30, 2023 were $27.6 million, a decrease of $1.5 million, or 5.0%, from $29.1 million for the three months ended June 30, 2022. The decrease in the amount of general and administrative expenses was primarily due to lower costs related to the termination of land purchase agreements and professional fees during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. General and administrative expenses as a percentage of home sales revenues were 4.3% and 4.0% for the three months ended June 30, 2023 and 2022, respectively. The increase in general and administrative expenses as a percentage of home sales revenues was primarily due to the 10.8% decrease in homes sales revenues during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Other Income. Other income, net of other expenses was $6.3 million for the three months ended June 30, 2023, an increase of $2.3 million from $4.0 million for the three months ended June 30, 2022. The increase in other income, net of other expenses, primarily reflects an increase in income associated with our investment in unconsolidated entities.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended June 30, 2023 was $65.1 million, a decrease of $93.9 million, or 59.1%, from $159.0 million for the three months ended June 30, 2022. Net income before income taxes for the three months ended June 30, 2023 was $71.4 million, a decrease of $91.6 million, or 56.2%, from $163.0 million for the three months ended June 30, 2022. All reportable segments contributed to net income before income taxes during the three months ended June 30, 2023 as follows: Central - $28.3 million, or 39.6%; Southeast - $20.5 million, or 28.6%; Northwest - $6.1 million, or 8.6%; West - $3.4 million, or 4.8%; and Florida - $14.0 million, or 19.6%. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption pace at a lower gross margin, partially offset by a higher average community count during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Income Taxes. Income tax provision for the three months ended June 30, 2023 was $18.3 million, a decrease of $21.4 million, or 53.9%, from income tax provision of $39.6 million for the three months ended June 30, 2022. The increase in our effective tax rate to 25.6% for the three months ended June 30, 2023 from 24.3% for the three months ended June 30, 2022 resulted from an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit, offset by the extension of federal energy efficient homes tax credits.
Net Income. Net income for the three months ended June 30, 2023 was $53.1 million, a decrease of $70.2 million, or 56.9%, from $123.4 million for the three months ended June 30, 2022. The decrease in net income was primarily attributed to lower gross margin and higher selling and general and administrative expenses as a percentage of revenues during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the six months ended June 30, 2023 and 2022 were as follows (revenues in thousands):

	Six Months Ended June 30, 2023
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$380,965	1,163	$327,571	35.7	5.4
Southeast	248,025	764	324,640	24.3	5.2
Northwest	145,219	302	480,858	9.7	5.2
West	161,625	423	382,092	12.8	5.5
Florida	196,793	568	346,467	17.3	5.5
Total	$1,132,627	3,220	$351,748	99.8	5.4

	Six Months Ended June 30, 2022
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$578,952	1,779	$325,437	30.5	9.7
Southeast	190,032	599	317,249	19.8	5.0
Northwest	173,666	334	519,958	9.3	6.0
West	179,539	443	405,280	11.3	6.5
Florida	146,930	471	311,953	19.3	4.1
Total	$1,269,119	3,626	$350,005	90.2	6.7
Home sales revenues for the six months ended June 30, 2023 were $1.1 billion, a decrease of $136.5 million, or 10.8%, from $1.3 billion for the six months ended June 30, 2022. The decrease in home sales revenues was primarily due to an 11.2% decrease in homes closed, partially offset by an increase in the average sales price per home closed during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The overall decrease in home closings was a result of an overall lower absorption pace, partially offset by a higher average community count, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The average sales price per home closed during the six months ended June 30, 2023 was $351,748, an increase of $1,743, or 0.5%, from the average sales price per home closed of $350,005 for the six months ended June 30, 2022. The increase in the average sales price per home closed was primarily due to geographic mix and the impact of lower home closings from our wholesale channel. The overall decrease in absorption pace relates to the normalization of demand resulting from increased mortgage rates and longer cycle times stemming from varying degrees of supply chain constraints in the markets we serve.
Included within our home sales revenues for the six months ended June 30, 2023 was $73.0 million in wholesale revenues as a result of 242 home closings, representing 7.5% of the 3,220 total homes closed during the six months ended June 30, 2023. Included within our home sales revenues for the six months ended June 30, 2022 was $88.8 million in wholesale revenues as a result of 359 home closings, representing 9.9% of the 3,626 total homes closed during the six months ended June 30, 2022. The decrease in home closings as a percentage of revenues through our wholesale channel was primarily related to lower demand from our wholesale channel customers along with our decision to allocate less inventory available for sale through the wholesale channel during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
•Home sales revenues in our Central reportable segment decreased by $198.0 million, or 34.2%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a 34.6% decrease in the number of homes closed at a lower absorption rate, partially offset by an increase in average community count and a slight increase in the average sales price per home closed.

•Home sales revenues in our Southeast reportable segment increased by $58.0 million, or 30.5%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a 27.5% increase in the number of homes closed at a higher absorption rate, an increase in average community count and an increase in the average sales price per home closed.
•Home sales revenues in our Northwest reportable segment decreased by $28.4 million, or 16.4%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a 9.6% decrease in the number of homes closed, a lower absorption rate and a decrease in the average sales price per home closed, partially offset by a slight increase in the average community count.
•Home sales revenues in our West reportable segment decreased by $17.9 million, or 10.0%, during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a 4.5% decrease in the number of homes closed, a lower absorption rate and a decrease in the average sales price per home closed, partially offset by a slight increase in the average community count.
•Home sales revenues in our Florida reportable segment increased by $49.9 million, or 33.9%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to a 20.6% increase in the number of homes closed, a higher absorption rate and an increase in the average sales price per home closed, partially offset by a decrease in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the six months ended June 30, 2023 to $891.9 million, an increase of $12.5 million, or 1.4%, from $879.4 million for the six months ended June 30, 2022. This overall increase was primarily due to higher construction costs and capitalized interest, partially offset by an 11.2% decrease in homes closed. Gross margin for the six months ended June 30, 2023 was $240.8 million, a decrease of $149.0 million, or 38.2%, from $389.8 million for the six months ended June 30, 2022. Gross margin as a percentage of home sales revenues was 21.3% for the six months ended June 30, 2023 and 30.7% for the six months ended June 30, 2022. The decrease in gross margin as a percentage of home sales revenues during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to a combination of higher construction costs, capitalized interest and the impact of sales incentives offered during the six months ended June 30, 2023.
Selling Expenses. Selling expenses for the six months ended June 30, 2023 were $92.0 million, an increase of $14.4 million, or 18.5%, from $77.7 million for the six months ended June 30, 2022. The increase in selling expenses is primarily due to increased advertising expense and personnel costs, slightly offset by a decrease in sales commissions for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Sales commissions decreased to $49.2 million primarily due to a 10.8% decrease in home sales revenues during the six months ended June 30, 2023 from $50.6 million for the six months ended June 30, 2022, offset by higher outside commissions. Selling expenses as a percentage of home sales revenues were 8.1% and 6.1% for the six months ended June 30, 2023 and 2022, respectively. The increase in selling expenses as a percentage of home sales revenues was driven primarily by higher advertising spending and other expenses incurred during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
General and Administrative. General and administrative expenses for the six months ended June 30, 2023 were $57.6 million, an increase of $0.2 million, or 0.4%, from $57.4 million for the six months ended June 30, 2022. General and administrative expenses as a percentage of home sales revenues were 5.1% and 4.5% for the six months ended June 30, 2023 and 2022, respectively. The increase in general and administrative expenses as a percentage of home sales revenues was primarily due to the 10.8% decrease in homes sales revenues during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Other Income. Other income, net of other expenses was $12.6 million for the six months ended June 30, 2023, an increase of $4.8 million from $7.8 million for the six months ended June 30, 2022. The increase in other income, net of other expenses, primarily reflects an increase in income associated with our investment in unconsolidated entities.
Operating Income and Net Income before Income Taxes. Operating income for the six months ended June 30, 2023 was $91.1 million, a decrease of $163.6 million, or 64.2%, from $254.7 million for the six months ended June 30, 2022. Net income before income taxes for the six months ended June 30, 2023 was $103.8 million, a decrease of $158.8 million, or 60.5%, from $262.6 million for the six months ended June 30, 2022. The following reportable segments contributed to net income before income taxes during the six months ended June 30, 2023 as follows: Central - $37.3 million, or 36.0%; Southeast - $27.4 million, or 26.4%; Northwest - $13.8 million, or 13.3%; West - $5.8 million, or 5.6%; and Florida - $21.5 million, or 20.7%. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption pace at a lower gross margin, partially offset by a higher average community count during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Income Taxes. Income tax provision for the six months ended June 30, 2023 was $23.7 million, a decrease of $36.8 million, or 60.9%, from income tax provision of $60.5 million for the six months ended June 30, 2022. The decrease in our effective tax rate to 22.8% for the six months ended June 30, 2023 from 23.1% for the six months ended June 30, 2022 was primarily due to a decrease in the rate for deductions in excess of compensation cost for share-based payments and the extension of federal energy efficient homes tax credits, offset by an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit.
Net Income. Net income for the six months ended June 30, 2023 was $80.1 million, a decrease of $122.0 million, or 60.4%, from $202.1 million for the six months ended June 30, 2022. The decrease in net income was primarily attributed to a lower gross margin and higher selling and general and administrative expenses as a percentage of revenues during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Home sales revenues	$645,270	$723,069	$1,132,627	$1,269,119
Cost of sales	503,333	491,710	891,874	879,353
Gross margin	141,937	231,359	240,753	389,766
Capitalized interest charged to cost of sales	9,138	5,735	15,895	10,248
Purchase accounting adjustments (1)	2,708	2,026	4,744	4,308
Adjusted gross margin	$153,783	$239,120	$261,392	$404,322
Gross margin % (2)	22.0%	32.0%	21.3%	30.7%
Adjusted gross margin % (2)	23.8%	33.1%	23.1%	31.9%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$53,134	$123,376	$80,096	$202,062
Income tax provision (benefit)	18,275	39,636	23,661	60,500
Depreciation and amortization	505	382	987	730
Capitalized interest charged to cost of sales	9,138	5,735	15,895	10,248
EBITDA	81,052	169,129	120,639	273,540
Purchase accounting adjustments(1)	2,708	2,026	4,744	4,308
Other income, net	(6,323)	(4,006)	(12,620)	(7,836)
Adjusted EBITDA	$77,437	$167,149	$112,763	$270,012
EBITDA margin %(2)	12.6%	23.4%	10.7%	21.6%
Adjusted EBITDA margin %(2)	12.0%	23.1%	10.0%	21.3%
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
Our net orders increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in community count.
The number of homes in our backlog at June 30, 2023 increased 29.4% compared to June 30, 2022. The increase in ending backlog relates to higher demand for home sales primarily related to the second quarter of 2023 as compared to the second quarter of 2022.
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Six Months Ended June 30,
	2023 (4)	2022 (5)
Net orders (1)	4,156	2,837
Cancellation rate (2)	20.8%	20.8%
Ending backlog – homes (3)	1,638	1,266
Ending backlog – value (3)	$601,275	$445,120
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
(4)As of June 30, 2023, we had 131 units related to bulk sales agreements associated with our wholesale business.
(5)As of June 30, 2022, we had 412 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 102 and 99 active communities as of June 30, 2023 and December 31, 2022, respectively. Generally, it takes us two to three years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we utilize, on a limited and strategic basis, land banking financing arrangements.
Our lot inventory decreased to 69,226 owned or controlled lots as of June 30, 2023 from 71,904 owned or controlled lots as of December 31, 2022, primarily related to our discipline in the evaluation of and selective approval of new land deals.
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
The table below shows (i) home closings by reportable segment for the six months ended June 30, 2023 and (ii) our owned or controlled lots by reportable segment as of June 30, 2023.

	Six Months Ended June 30, 2023	As of June 30, 2023
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	1,163	21,314	3,551	24,865
Southeast	764	14,468	2,859	17,327
Northwest	302	6,435	1,459	7,894
West	423	9,373	1,635	11,008
Florida	568	5,173	2,959	8,132
Total	3,220	56,763	12,463	69,226
(1)Of the 56,763 owned lots as of June 30, 2023, 43,762 were raw/under development lots and 13,001 were finished lots.
Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of June 30, 2023, we had a total of 1,124 completed homes, including information centers, and 3,027 homes in progress.
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. We purchase some components and materials centrally to achieve volume discounts, reducing costs and helping to ensure timely deliveries. We typically do not store significant inventories of construction materials, except for work in progress materials for homes under construction. In addition, the majority of our raw materials are supplied to us by our subcontractors, and are included in the price of our contract with such subcontractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Our construction work is performed by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices possible. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities and lumber. For the six months ended June 30, 2023, we have experienced delays and cost increases, to varying degrees, in our building materials and other construction costs.
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

Liquidity and Capital Resources
Overview
As of June 30, 2023, we had $43.3 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
Long-term Liquidity and Capital Resources
We believe that our long-term principal uses of liquidity and capital resources will be inventory related purchases concerning land, lot development, repurchases of shares of our common stock, other capital expenditures, and principal and interest payments on our debt obligations maturing between 2025 and 2029. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available to borrow under the Credit Agreement or through accessing debt or equity capital, as needed, although no assurance can be provided that such additional debt or equity capital will be available when needed or on terms that we find attractive. Additionally, we plan to further utilize, on a limited and strategic basis, land banking financing arrangements to maximize long-term liquidity for lot development projects where we have sufficient finished lot availability in certain markets. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance our indebtedness, or dispose of certain assets to fund our operating activities and capital needs.
Revolving Credit Facility
On April 28, 2023, we entered into a Third Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Third Amendment”), which amends the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended by an amendment dated as of April 29, 2022 and as further amended by the Third Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.13 billion revolving credit facility, which can be increased at the request of the Company by up to $170.0 million, subject to the terms and conditions of the Credit Agreement.
The Credit Agreement matures on April 28, 2027 with respect to $775.0 million, or 68.6%, of the $1.13 billion of commitments thereunder and on April 28, 2025 with respect to 31.4% of the commitments thereunder. Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit

Agreement. As of June 30, 2023, the borrowing base under the Credit Agreement was $1.4 billion, of which borrowings, including the 2029 Senior Notes, of $1.1 billion were outstanding, $18.8 million of letters of credit were outstanding and $341.4 million was available to borrow under the Credit Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $348.7 million as of June 30, 2023. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of June 30, 2023 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the six months ended June 30, 2023, we did not repurchase any shares of our common stock. During the six months ended June 30, 2022, we repurchased 892,916 shares of our common stock for $95.1 million to be held as treasury stock. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of June 30, 2023, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash provided by operating activities was $92.8 million for the six months ended June 30, 2023. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the six months ended June 30, 2023 was primarily driven by cash inflow from net income of $80.1 million, and the $34.1 million and $22.9 million increase in the net change in accounts payable and other assets, respectively.
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

Investing Activities
Net cash used in investing activities was $6.8 million for the six months ended June 30, 2023, primarily due to additional investment in unconsolidated entities.
Net cash used in investing activities was $2.5 million for the six months ended June 30, 2022, primarily due to the additional investment in unconsolidated entities and purchase of property and equipment.
Financing Activities
Net cash used in financing activities was $74.7 million for the six months ended June 30, 2023, primarily driven by net payments of $60.2 million on the Credit Agreement and net payments of $11.8 million related to a financing arrangement with a third-party land banker.
Net cash provided by financing activities was $257.2 million for the six months ended June 30, 2022, primarily driven by $371.2 million of borrowings under the prior Credit Agreement, offset by the $95.1 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock.
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers.
During the six months ended June 30, 2023, we continued to experience pressure on costs due to high levels of inflation, which we expect will continue throughout 2023. Generally, we have been able to increase the sales prices of our homes to absorb such increased costs. See “Industry and Economic Risks—Inflation could adversely affect our business and financial results” in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Material Cash Requirements
As of June 30, 2023, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2023 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

•the risk factor set forth in Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q; and
•the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
As of June 30, 2023, we had $768.1 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of June 30, 2023 was SOFR plus 1.70%. At June 30, 2023, SOFR was 5.10%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $7.7 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Financial industry and capital markets turmoil may materially and adversely affect our liquidity and consolidated financial statements.
In the first half of 2023, federal and state banking regulators closed three U.S. banks, with which we had no banking, financing or other business relationships or dependencies, precipitating financial industry and capital markets turmoil centered on concerns about the stability and solvency of other banks and financial institutions and the attendant risk they may be closed and/or forced by governmental agencies into receivership or sale. The failure of other banks and financial institutions, if it occurs, could have a material adverse effect on our liquidity or consolidated financial statements if we have placed cash and cash equivalent deposits at such banks or financial institutions, or if such banks or financial institutions, or any substitute or additional banks or financial institutions, participate in the Credit Agreement. Under the Credit Agreement, non-defaulting lenders are not obligated to cover or acquire a defaulting lender’s respective commitment to fund loans or to issue letters of credit, and may not issue additional letters of credit if we do not enter into arrangements to address the risk with respect to the defaulting lender (which may include cash collateral). If the non-defaulting lenders are unable or unwilling to cover or acquire a defaulting lender’s respective commitment, potentially due to other demands they face under other credit instruments to which they are party, or because of regulatory restrictions, among other factors, we may not be able to access the Credit Agreement’s full borrowing or letter of credit capacity.
ITEM 5.     OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1**
Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 28, 2023, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 2, 2023).

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

LGI Homes, Inc.

Date:	August 1, 2023	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	August 1, 2023	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer