Form 10-Q
period 2023-09-30
LGI Homes, Inc.
filed 2023-10-31
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

As of October 27, 2023, there were 23,563,868 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$46,981	$31,998
Accounts receivable	35,651	25,143
Real estate inventory	3,056,966	2,898,296
Pre-acquisition costs and deposits	34,661	25,031
Property and equipment, net	41,872	32,997
Other assets	97,238	93,159
Deferred tax assets, net	9,624	6,186
Goodwill	12,018	12,018
Total assets	$3,335,011	$3,124,828

LIABILITIES AND EQUITY
Accounts payable	$67,289	$25,287
Accrued expenses and other liabilities	274,681	340,128
Notes payable	1,190,366	1,117,001
Total liabilities	1,532,336	1,482,416

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,503,340 shares issued and 23,563,868 shares outstanding as of September 30, 2023 and 27,245,278 shares issued and 23,305,806 shares outstanding as of December 31, 2022	275	272
Additional paid-in capital	319,795	306,673
Retained earnings	1,837,627	1,690,489
Treasury stock, at cost, 3,939,472 shares as of September 30, 2023 and December 31, 2022	(355,022)	(355,022)
Total equity	1,802,675	1,642,412
Total liabilities and equity	$3,335,011	$3,124,828

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Home sales revenues	$617,539	$547,074	$1,750,166	$1,816,193

Cost of sales	458,734	391,275	1,350,608	1,270,628
Selling expenses	49,781	33,938	141,811	111,605
General and administrative	26,748	27,284	84,334	84,657
Operating income	82,276	94,577	173,413	349,303
Other income, net	(7,173)	(14,124)	(19,793)	(21,960)
Net income before income taxes	89,449	108,701	193,206	371,263
Income tax provision	22,407	18,311	46,068	78,811
Net income	$67,042	$90,390	$147,138	$292,452
Earnings per share:
Basic	$2.85	$3.88	$6.24	$12.42
Diluted	$2.84	$3.85	$6.21	$12.29

Weighted average shares outstanding:
Basic	23,546,061	23,272,811	23,562,374	23,552,211
Diluted	23,640,686	23,488,325	23,696,095	23,805,086

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2022	27,245,278	$272	$306,673	$1,690,489	$(355,022)	$1,642,412
Net income	—	—	—	26,962	—	26,962
Restricted stock units granted for accrued annual bonuses	—	—	206	—	—	206
Compensation expense for equity awards	—	—	3,103	—	—	3,103
Stock issued under employee incentive plans	226,928	3	1,543	—	—	1,546
BALANCE— March 31, 2023	27,472,206	$275	$311,525	$1,717,451	$(355,022)	$1,674,229
Net income	—	—	—	53,134	—	53,134
Compensation expense for equity awards	—	—	2,360	—	—	2,360
Stock issued under employee incentive plans	13,307	—	1,289	—	—	1,289
BALANCE— June 30, 2023	27,485,513	$275	$315,174	$1,770,585	$(355,022)	$1,731,012
Net income	—	—	—	67,042	—	67,042
Compensation expense for equity awards	—	—	3,123	—	—	3,123
Stock issued under employee incentive plans	17,827	—	1,498	—	—	1,498
BALANCE— September 30, 2023	27,503,340	$275	$319,795	$1,837,627	$(355,022)	$1,802,675

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

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$147,138	$292,452
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(8,493)	(3,990)
Distributions of earnings from unconsolidated entities	9,989	3,202
Depreciation and amortization	1,780	1,134
Gain on sale of interest rate cap	—	(7,055)
Gain on disposal of assets	(1,634)	(2,206)
Compensation expense for equity awards	8,586	8,631
Deferred income taxes	(3,438)	(1,439)
Changes in assets and liabilities:
Accounts receivable	(10,508)	20,459
Real estate inventory	(194,360)	(791,682)
Pre-acquisition costs and deposits	(9,630)	8,592
Other assets	30,873	27,456
Accounts payable	42,002	41,070
Accrued expenses and other liabilities	(34,980)	43,824
Net cash used in operating activities	(22,675)	(359,552)
Cash flows from investing activities:
Purchases of property and equipment	(848)	(1,057)
Investment in unconsolidated entities	(11,619)	(1,284)
Return of capital from unconsolidated entities	4,871	235
Net cash used in investing activities	(7,596)	(2,106)
Cash flows from financing activities:
Proceeds from notes payable	335,864	534,876
Payments on notes payable	(260,000)	(110,000)
Proceeds from financing arrangements	50,402	35,858
Payments on financing arrangements	(79,784)	(4,119)
Loan issuance costs	(5,561)	(2,567)
Proceeds from sale of stock, net of offering expenses	4,333	4,858
Stock repurchase	—	(95,102)
Net cash provided by financing activities	45,254	363,804
Net increase in cash and cash equivalents	14,983	2,146
Cash and cash equivalents, beginning of period	31,998	50,514
Cash and cash equivalents, end of period	$46,981	$52,660

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “we,” “us,” or “our”), is headquartered in The Woodlands, Texas. We engage in the development of communities and the design, construction and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia, Pennsylvania, Maryland and Utah.
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
The accompanying unaudited financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Land, land under development and finished lots	$1,965,477	$1,911,307
Information centers	44,276	35,074
Homes in progress	580,802	287,069
Completed homes	347,506	523,054
Total owned inventory	2,938,061	2,756,504
Real estate not owned	118,905	141,792
Total real estate inventory	$3,056,966	$2,898,296
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

During the nine months ended September 30, 2023, we transferred $9.8 million of home assets from real estate inventory to rental properties within property and equipment, net. We are lessors of the homes representing these home assets. Our leasing contracts are typically for terms of one year.
3.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Land banking financing arrangements	$118,905	$141,792
Real estate inventory development and construction payable	66,052	73,678
Taxes payable	16,321	47,037
Inventory related obligations	12,743	13,039
Accrued compensation, bonuses and benefits	15,935	12,900
Warranty reserve	13,000	10,750
Accrued interest	7,918	10,906
Contract deposits	5,284	5,545
Lease liability	5,311	5,182
Other	13,212	19,299
Total accrued expenses and other liabilities	$274,681	$340,128
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warranty reserves, beginning of period	$12,150	$9,350	$10,750	$7,850
Warranty provision	2,220	2,985	6,450	8,092
Warranty expenditures	(1,370)	(2,285)	(4,200)	(5,892)
Warranty reserves, end of period	$13,000	$10,050	$13,000	$10,050
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of September 30, 2023, the borrowing base under the Credit Agreement is $1.8 billion of which the maximum available to borrow is $1.4 billion. As of September 30, 2023, borrowings under the Credit Agreement and the outstanding principal amount of the 2029 Senior Notes totaled $1.2 billion, $28.1 million of letters of credit were outstanding and $196.2 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At September 30, 2023, the Applicable Margin was 1.70%, and SOFR was 5.32%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2023, we were in compliance with all of the covenants contained in the Credit Agreement.
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
Notes payable consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Notes payable under the Credit Agreement ($1.13 billion revolving credit facility at September 30, 2023) maturing in part on April 28, 2025 and in part on April 28, 2027; interest paid monthly at SOFR plus 1.70%	$904,215	$828,350
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
Net debt issuance costs	(13,849)	(11,349)
Total notes payable	$1,190,366	$1,117,001

Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest incurred	$21,578	$14,583	$62,865	$31,048
Less: Amounts capitalized	(21,578)	(14,583)	(62,865)	(31,048)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$23,358	$14,874	$63,114	$29,080
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $2.4 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $10.6 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively.
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
For the three months ended September 30, 2023, our effective tax rate of 25.1% is higher than the Federal statutory rate primarily as a result of an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit, offset by the federal energy efficient homes tax credits.
For the nine months ended September 30, 2023, our effective tax rate of 23.8% is higher than the Federal statutory rate primarily as a result of an increase in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and for state income taxes, net of the federal benefit, offset by a decrease in the rate for the deductions in excess of compensation cost for share-based payments and the federal energy efficient homes tax credits.
Income taxes paid were $20.2 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively. Income taxes paid were $80.0 million and $56.2 million for the nine months ended September 30, 2023 and 2022, respectively.
6.     EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three and nine months ended September 30, 2023, we did not repurchase any shares of our common stock. During the three months ended September 30, 2022, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2022, we repurchased 892,916 shares of our common stock for $95.1 million to be held as treasury stock. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of September 30, 2023, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$67,042	$90,390	$147,138	$292,452
Denominator:
Basic weighted average shares outstanding	23,546,061	23,272,811	23,562,374	23,552,211
Effect of dilutive securities:
Stock-based compensation units	94,625	215,514	133,721	252,875
Diluted weighted average shares outstanding	23,640,686	23,488,325	23,696,095	23,805,086

Basic earnings per share	$2.85	$3.88	$6.24	$12.42
Diluted earnings per share	$2.84	$3.85	$6.21	$12.29
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	1,749	2,396	4,735	10,797
8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Nine Months Ended September 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	146,239	$100.93	113,782	$101.42
Granted	40,435	$105.78	1,664	$84.39
Vested	(44,303)	$64.82	(1,006)	$79.84
Forfeited	(6,802)	$114.23	(1,353)	$92.64
Ending balance	135,569	$113.52	113,087	$101.47
We recognized $1.2 million and $0.9 million of stock-based compensation expense related to outstanding RSUs for the three months ended September 30, 2023 and 2022, respectively. We recognized $3.6 million and $2.8 million of stock-based compensation expense related to outstanding RSUs for the nine months ended September 30, 2023 and 2022, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At September 30, 2023, we had unrecognized compensation cost of $8.1 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.0 years.
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
The following table summarizes the activity of our PSUs for the nine months ended September 30, 2023:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2022	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding at September 30, 2023	Weighted Average Grant Date Fair Value
2020	2020 - 2022	84,435	—	—	(84,435)	—	$59.81
2021	2021 - 2023	44,011	—	(852)	—	43,159	$141.00
2022	2022 - 2024	64,382	—	(1,078)	—	63,304	$118.80
2023	2023 - 2025	—	72,443	—	—	72,443	$104.36
Total		192,828	72,443	(1,930)	(84,435)	178,906
At September 30, 2023, management estimates that the recipients will receive approximately 125.0%, 50.0% and 80.7% of the 2023, 2022 and 2021 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $1.7 million and $0.4 million of total stock-based compensation expense related to outstanding PSUs for the three months ended September 30, 2023 and 2022, respectively. We recognized $4.0 million and $4.9 million of total stock-based compensation expense related to outstanding PSUs for the nine months ended September 30, 2023 and 2022, respectively. The 2020 - 2022 performance period PSUs vested and issued on February 27, 2023, at 200% of the target number. At September 30, 2023, we had unrecognized compensation cost of $10.0 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.1 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of September 30, 2023, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of the 2029 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).

The following table below shows the level and measurement of liabilities at September 30, 2023 and December 31, 2022 (in thousands):

		September 30, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$249,367	$300,000	$246,969
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

	September 30, 2023	December 31, 2022
Land deposits and option payments (1)	$32,427	$22,406
Commitments under the land purchase contracts if the purchases are consummated (1)	$620,591	$411,776
Lots under land purchase contracts (1)	15,808	13,184
(1)Includes land banking financing arrangements, see Notes 2 and 3 for more details regarding real estate not owned.
As of September 30, 2023 and December 31, 2022, approximately $13.0 million and $12.8 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.0 million and $4.9 million at September 30, 2023 and December 31, 2022, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.3 million and $5.2 million at September 30, 2023 and December 31, 2022, respectively.

Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.7 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively. Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $1.9 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the nine months ended September 30, 2023 and 2022 was $1.4 million and $1.3 million, respectively. As of September 30, 2023, the weighted-average discount rate was 5.8% and our weighted-average remaining life was 2.4 years. We do not have any significant lease contracts that have not yet commenced at September 30, 2023.
The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2023 (in thousands):

Year Ending December 31,	Operating leases
2023	439
2024	1,535
2025	1,307
2026	1,145
2027	1,022
Thereafter	596
Total	6,044
Lease amount representing interest	(733)
Present value of lease liabilities	$5,311
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $382.9 million (including $28.1 million of letters of credit issued under the Credit Agreement) and $368.1 million (including $33.4 million of letters of credit issued under the 2022 Credit Agreement) at September 30, 2023 and December 31, 2022, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
As of September 30, 2023, we had one equity-method land joint venture and two additional joint ventures engaged in mortgage and insurance activities that primarily provide services to our homebuyers. As of September 30, 2023 and December 31, 2022, we have a total of $16.5 million and $11.2 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three and nine months ended September 30, 2023 was $3.2 million and $8.5 million, respectively. Income associated with our investment in unconsolidated entities during the three and nine months ended September 30, 2022 was $2.2 million and $4.0 million, respectively.
11.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our move-up and luxury series spec homes sold under our Terrata Homes brand.

The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Retail home sales revenues	$574,246	$419,213	$1,633,826	$1,599,570
Wholesale home sales revenues	43,293	127,861	116,340	216,623
Total home sales revenues	$617,539	$547,074	$1,750,166	$1,816,193

Our home sales revenues are disaggregated by geography, based on our determined reportable segments. See Note 12 for tabular presentation of this information.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five qualifying reportable segments at September 30, 2023: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations.
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
Financial information relating to our reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Central	$183,615	$228,448	$564,580	$807,400
Southeast	149,593	138,478	397,618	328,510
Northwest	67,666	46,774	212,885	220,440
West	94,950	65,064	256,575	244,603
Florida	121,715	68,310	318,508	215,240
Total home sales revenues	$617,539	$547,074	$1,750,166	$1,816,193

Net income (loss) before income taxes:
Central	$32,172	$46,413	$69,521	$189,004
Southeast	26,786	31,593	54,166	70,358
Northwest	9,432	6,379	23,194	49,693
West	9,368	8,342	15,162	27,282
Florida	15,579	9,770	37,077	30,914
Corporate (1)	(3,888)	6,204	(5,914)	4,012
Total net income before income taxes	$89,449	$108,701	$193,206	$371,263
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

	September 30, 2023	December 31, 2022
Assets:
Central	$1,016,130	$986,779
Southeast	658,020	633,542
Northwest	505,304	485,086
West	650,489	599,714
Florida	420,056	334,824
Corporate (1)	85,012	84,883
Total assets	$3,335,011	$3,124,828
(1)The Corporate balance consists primarily of cash and investments in unconsolidated entities as of September 30, 2023. Additionally, the Corporate balance consists of cash, investments in unconsolidated entities and tax receivables as of December 31, 2022.

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
We are engaged in the design, construction and sale of new homes in the following markets:

West	Northwest	Central	Midwest	Florida	Southeast	Mid-Atlantic
Phoenix, AZ	Seattle, WA	Houston, TX	Minneapolis, MN	Tampa, FL	Atlanta, GA	Washington, D.C.
Tucson, AZ	Portland, OR	Dallas Ft. Worth, TX		Orlando, FL	Charlotte, NC	Norfolk, VA
Albuquerque, NM	Denver, CO	San Antonio, TX		Fort Myers, FL	Raleigh, NC	Richmond, VA
Las Vegas, NV		Austin, TX		Jacksonville, FL	Wilmington, NC	Baltimore, MD
Northern CA		Oklahoma City, OK		Fort Pierce, FL	Winston-Salem, NC
Southern CA				Daytona Beach, FL	Columbia, SC
Salt Lake City, UT				Sarasota, FL	Greenville, SC
Birmingham, AL
Nashville, TN
We delivered strong financial results during the three months ended September 30, 2023. We attribute our success during the third quarter to several factors, including our ability to drive leads to our information centers through targeted marketing, our ability to partially offset affordability pressures through a combination of mortgage buy-down programs and other sales incentives, and our decision to build smaller, lower-priced homes. Although we are encouraged by our recent results, interest rates continue to move higher, creating the potential for a slowing demand for new homes. As a result, we continue to closely monitor demand trends at each active community and remain focused on balancing levels of vertical and completed inventory with current sales activity.
During the three months ended September 30, 2023, we had 1,751 home closings, compared to 1,547 home closings during the three months ended September 30, 2022. The increase in home closings for the three months ended September 30, 2023 was primarily due to an increase in the community count and the relative strength of the demand environment experienced during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. During the nine months ended September 30, 2023, we had 4,971 home closings, compared to 5,173 home closings during the nine months ended September 30, 2022.
At September 30, 2023, we had 106 active communities, including 11 Terrata Homes communities. At September 30, 2022, we had 93 active communities, including 11 Terrata Homes communities.
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

Key Results
Key financial results as of and for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, were as follows:
•Home sales revenues increased 12.9% to $617.5 million from $547.1 million.
•Homes closed increased 13.2% to 1,751 homes from 1,547 homes.
•Average sales price per home closed decreased 0.3% to $352,678 from $353,635.
•Gross margin as a percentage of home sales revenues decreased to 25.7% from 28.5%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 27.2% from 29.5%.
•Net income before income taxes decreased 17.7% to $89.4 million from $108.7 million.
•Net income decreased 25.8% to $67.0 million from $90.4 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 16.0% from 20.8%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 15.0% from 18.4%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Key financial results as of and for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, were as follows:
•Home sales revenues decreased 3.6% to $1.75 billion from $1.82 billion.
•Homes closed decreased 3.9% to 4,971 homes from 5,173 homes.
•Average sales price per home closed increased 0.3% to $352,075 from $351,091.
•Gross margin as a percentage of home sales revenues decreased to 22.8% from 30.0%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 24.5% from 31.2%.
•Net income before income taxes decreased 48.0% to $193.2 million from $371.3 million.
•Net income decreased 49.7% to $147.1 million from $292.5 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 12.5% from 21.3%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 11.7% from 20.4%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 72,109 lots at September 30, 2023 as compared to 69,226 lots at June 30, 2023 and 71,904 lots at December 31, 2022.

Results of Operations
The following table sets forth our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$617,539	$547,074	$1,750,166	$1,816,193
Expenses:
Cost of sales	458,734	391,275	1,350,608	1,270,628
Selling expenses	49,781	33,938	141,811	111,605
General and administrative	26,748	27,284	84,334	84,657
Operating income	82,276	94,577	173,413	349,303
Other income, net	(7,173)	(14,124)	(19,793)	(21,960)
Net income before income taxes	89,449	108,701	193,206	371,263
Income tax provision	22,407	18,311	46,068	78,811
Net income	$67,042	$90,390	$147,138	$292,452
Basic earnings per share	$2.85	$3.88	$6.24	$12.42
Diluted earnings per share	$2.84	$3.85	$6.21	$12.29
Other Financial and Operating Data:
Average community count	103.7	93.0	101.1	91.1
Community count at end of period	106	93	106	93
Home closings	1,751	1,547	4,971	5,173
Average sales price per home closed	$352,678	$353,635	$352,075	$351,091
Gross margin (1)	$158,805	$155,799	$399,558	$545,565
Gross margin % (2)	25.7%	28.5%	22.8%	30.0%
Adjusted gross margin (3)	$168,152	$161,578	$429,544	$565,900
Adjusted gross margin % (2)(3)	27.2%	29.5%	24.5%	31.2%
EBITDA (4)	$98,822	$113,722	$219,461	$387,262
EBITDA margin % (2)(4)	16.0%	20.8%	12.5%	21.3%
Adjusted EBITDA (4)	$92,416	$100,760	$205,179	$370,772
Adjusted EBITDA margin % (2)(4)	15.0%	18.4%	11.7%	20.4%
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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the three months ended September 30, 2023 and 2022, and our community count as of September 30, 2023 and 2022, were as follows (revenues in thousands):

	Three Months Ended September 30, 2023					As of September 30, 2023
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$183,615	561	$327,299	34.7	5.4	34
Southeast	149,593	452	330,958	23.7	6.4	24
Northwest	67,666	131	516,534	11.0	4.0	11
West	94,950	249	381,325	14.3	5.8	15
Florida	121,715	358	339,986	20.0	6.0	22
Total	$617,539	1,751	$352,678	103.7	5.6	106

	Three Months Ended September 30, 2022					As of September 30, 2022
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$228,448	681	$335,460	33.0	6.9	34
Southeast	138,478	419	330,496	23.3	6.0	24
Northwest	46,774	95	492,358	7.0	4.5	7
West	65,064	155	419,768	11.0	4.7	11
Florida	68,310	197	346,751	18.7	3.5	17
Total	$547,074	1,547	$353,635	93.0	5.5	93
Home sales revenues for the three months ended September 30, 2023 were $617.5 million, an increase of $70.5 million, or 12.9%, from $547.1 million for the three months ended September 30, 2022. The increase in home sales revenues was primarily due to a 13.2% increase in homes closed, partially offset by a slight decrease in the average sales price per home closed during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The overall increase in home closings was a result of a higher average community count during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Our community count at September 30, 2023 increased to 106 from 93 at September 30, 2022. The average sales price per home closed during the three months ended September 30, 2023 was $352,678, a decrease of $957, or 0.3%, from the average sales price per home closed of $353,635 for the three months ended September 30, 2022. The decrease in the average sales price per home closed was primarily due to geographic mix and our focus on starting smaller square foot homes to meet the current demand environment and address interest rate driven affordability constraints.
Included within our home sales revenues for the three months ended September 30, 2023 was $43.3 million in wholesale revenues resulting from 139 home closings, representing 7.9% of the 1,751 total homes closed during the three months ended September 30, 2023. Included within our home sales revenues for the three months ended September 30, 2022 was $127.9 million in wholesale revenues resulting from 443 home closings, representing 28.6% of the 1,547 total homes closed during the three months ended September 30, 2022.
•Home sales revenues in our Central reportable segment decreased by $44.8 million, or 19.6%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, due to a 17.6% decrease in the number of homes closed and a 2.4% decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.

•Home sales revenues in our Southeast reportable segment increased by $11.1 million, or 8.0%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a 7.9% increase in the number of homes closed and a slight increase in the average sales price per home closed. The increase in home closings was the result of a higher absorption rate and an increase in the average community count.
•Home sales revenues in our Northwest reportable segment increased by $20.9 million, or 44.7%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a 37.9% increase in the number of homes closed and a 4.9% increase in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count, partially offset by a lower absorption rate.
•Home sales revenues in our West reportable segment increased by $29.9 million, or 45.9%, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a 60.6% increase in the number of homes closed, partially offset by a 9.2% decrease in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count and a higher absorption rate.
•Home sales revenues in our Florida reportable segment increased by $53.4 million, or 78.2%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a 81.7% increase in the number of homes closed, partially offset by a 2.0% decrease in the average sales price per home closed. The increase in home closings was the result of a higher absorption rate and a higher average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended September 30, 2023 to $458.7 million, an increase of $67.5 million, or 17.2%, from $391.3 million for the three months ended September 30, 2022, primarily due to a 13.2% increase in homes closed. Gross margin for the three months ended September 30, 2023 was $158.8 million, an increase of $3.0 million, or 1.9%, from $155.8 million for the three months ended September 30, 2022. Gross margin as a percentage of home sales revenues was 25.7% for the three months ended September 30, 2023 and 28.5% for the three months ended September 30, 2022. This decrease in gross margin was due to a combination of higher construction costs as a percentage of home sales revenues, higher capitalized interest charged to cost of sales and the impact of sales incentives offered during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Selling Expenses. Selling expenses for the three months ended September 30, 2023 were $49.8 million, an increase of $15.8 million, or 46.7%, from $33.9 million for the three months ended September 30, 2022. The increase in selling expenses was primarily due to increased sales commissions, advertising expense and personnel costs for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Sales commissions increased to $27.9 million for the three months ended September 30, 2023 from $17.9 million for the three months ended September 30, 2022, due to a 12.9% increase in home sales revenues and an increase in outside commissions during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Selling expenses as a percentage of home sales revenues were 8.1% and 6.2% for the three months ended September 30, 2023 and 2022, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to higher advertising, fewer wholesale home closings and other expenses incurred during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
General and Administrative. General and administrative expenses for the three months ended September 30, 2023 were $26.7 million, a decrease of $0.5 million, or 2.0%, from $27.3 million for the three months ended September 30, 2022. The decrease in the amount of general and administrative expenses was primarily due to lower costs related to the termination of land purchase agreements during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, partially offset by increased personnel costs and professional fees during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. General and administrative expenses as a percentage of home sales revenues were 4.3% and 5.0% for the three months ended September 30, 2023 and 2022, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues was primarily due to the 12.9% increase in homes sales revenues during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Other Income. Other income, net of other expenses was $7.2 million for the three months ended September 30, 2023, a decrease of $7.0 million from $14.1 million for the three months ended September 30, 2022. The decrease in other income, net of other expenses, primarily reflects the gain resulting from the sale of a three-year interest rate cap of LIBOR prior to its expiration during the three months ended September 30, 2022.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended September 30, 2023 was $82.3 million, a decrease of $12.3 million, or 13.0%, from $94.6 million for the three months ended September 30, 2022. Net income before income taxes for the three months ended September 30, 2023 was $89.4 million, a decrease of $19.3 million, or 17.7%, from $108.7 million for the three months ended September 30, 2022. All reportable segments contributed to net income before income taxes during the three months ended September 30, 2023 as follows: Central - $32.2 million, or 36.0%; Southeast - $26.8 million, or 29.9%; Northwest - $9.4 million, or 10.5%; West - $9.4 million, or 10.5%; and Florida - $15.6 million, or 17.4%. The overall decreases in operating income and net income before income taxes were primarily due to overall lower gross margin and higher advertising and other selling expenses incurred during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Income Taxes. Income tax provision for the three months ended September 30, 2023 was $22.4 million, an increase of $4.1 million, or 22.4%, from income tax provision of $18.3 million for the three months ended September 30, 2022. The increase in our effective tax rate to 25.1% for the three months ended September 30, 2023 from 16.8% for the three months ended September 30, 2022 was primarily due to an increase in the rate for the state income taxes, net of the federal benefit, the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and the impact of the retroactive extension in the third quarter of the federal energy efficient homes tax credits for the nine months ended September 30, 2022.
Net Income. Net income for the three months ended September 30, 2023 was $67.0 million, a decrease of $23.3 million, or 25.8%, from $90.4 million for the three months ended September 30, 2022. The decrease in net income was primarily attributed to lower gross margin and higher selling expenses as a percentage of revenues during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the nine months ended September 30, 2023 and 2022 were as follows (revenues in thousands):

	Nine Months Ended September 30, 2023
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$564,580	1,724	$327,483	35.3	5.4
Southeast	397,618	1,216	326,988	24.1	5.6
Northwest	212,885	433	491,651	10.1	4.8
West	256,575	672	381,808	13.3	5.6
Florida	318,508	926	343,961	18.3	5.6
Total	$1,750,166	4,971	$352,075	101.1	5.5

	Nine Months Ended September 30, 2022
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$807,400	2,460	$328,211	31.3	8.7
Southeast	328,510	1,018	322,701	21.0	5.4
Northwest	220,440	429	513,846	8.6	5.5
West	244,603	598	409,035	11.2	5.9
Florida	215,240	668	322,216	19.0	3.9
Total	$1,816,193	5,173	$351,091	91.1	6.3
Home sales revenues for the nine months ended September 30, 2023 were $1.75 billion, a decrease of $0.1 billion, or 3.6%, from $1.82 billion for the nine months ended September 30, 2022. The decrease in home sales revenues was primarily due to a 3.9% decrease in homes closed, partially offset by an increase in the average sales price per home closed during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The overall decrease in home closings was a result of an overall lower absorption rate, partially offset by a higher average community count, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The average sales price per home closed during the nine months ended September 30, 2023 was $352,075, an increase of $984, or 0.3%, from the average sales price per home closed of $351,091 for the nine months ended September 30, 2022. The increase in the average sales price per home closed was primarily due to our ability to increase prices in certain markets and the impact of fewer home closings in our wholesale channel. The overall decrease in absorption rate relates to the normalization of demand primarily resulting from higher mortgage rates.
Included within our home sales revenues for the nine months ended September 30, 2023 was $116.3 million in wholesale revenues resulting from 381 home closings, representing 7.7% of the 4,971 total homes closed during the nine months ended September 30, 2023. Included within our home sales revenues for the nine months ended September 30, 2022 was $216.6 million in wholesale revenues resulting from 802 home closings, representing 15.5% of the 5,173 total homes closed during the nine months ended September 30, 2022. The decrease in home closings as a percentage of revenues through our wholesale channel was primarily related to lower demand from our wholesale channel customers during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
•Home sales revenues in our Central reportable segment decreased by $242.8 million, or 30.1%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a 29.9% decrease in the number of homes closed and a slight decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Southeast reportable segment increased by $69.1 million, or 21.0%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a 19.4% increase in the number of homes closed and a 1.3% increase in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count and a higher absorption rate.
•Home sales revenues in our Northwest reportable segment decreased by $7.6 million, or 3.4%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a 4.3% decrease in the average sales price per home closed, partially offset by a 0.9% increase in the number of homes closed. The increase in home closings was the result of an increase in the average community count, partially offset by a lower absorption rate.
•Home sales revenues in our West reportable segment increased by $12.0 million, or 4.9%, during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to a 12.4% increase in the number of homes closed, partially offset by a 6.7% decrease in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count, partially offset by a lower absorption rate.
•Home sales revenues in our Florida reportable segment increased by $103.3 million, or 48.0%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a 38.6% increase in the number of homes closed and a 6.7% increase in the average sales price per home closed. The increase in home closings was the result of a higher absorption rate, partially offset by a decrease in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the nine months ended September 30, 2023 to $1.4 billion, an increase of $0.1 billion, or 6.3%, from $1.3 billion for the nine months ended September 30, 2022. This overall increase was primarily due to higher construction costs and capitalized interest, partially offset by a 3.9% decrease in homes closed. Gross margin for the nine months ended September 30, 2023 was $399.6 million, a decrease of $146.0 million, or 26.8%, from $545.6 million for the nine months ended September 30, 2022. Gross margin as a percentage of home sales revenues was 22.8% for the nine months ended September 30, 2023 and 30.0% for the nine months ended September 30, 2022. The decrease in gross margin as a percentage of home sales revenues during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to a combination of higher construction costs, capitalized interest and the impact of sales incentives offered during the nine months ended September 30, 2023.
Selling Expenses. Selling expenses for the nine months ended September 30, 2023 were $141.8 million, an increase of $30.2 million, or 27.1%, from $111.6 million for the nine months ended September 30, 2022. The increase in selling expenses was primarily due to increased advertising expense, sales commissions and personnel costs for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Sales commissions increased to $77.1 million primarily due to an increase in outside commissions during the nine months ended September 30, 2023 from $68.5 million for the nine months ended September 30, 2022. Selling expenses as a percentage of home sales revenues were 8.1% and 6.1% for the nine months ended September 30, 2023 and 2022, respectively. The increase in selling expenses as a percentage of home sales revenues was driven primarily by increased advertising expense, sales commissions and other expenses incurred during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2023 were $84.3 million, a decrease of $0.3 million, or 0.4%, from $84.7 million for the nine months ended September 30, 2022. General and administrative expenses as a percentage of home sales revenues were 4.8% and 4.7% for the nine months ended September 30, 2023 and 2022, respectively.
Other Income. Other income, net of other expenses was $19.8 million for the nine months ended September 30, 2023, a decrease of $2.2 million from $22.0 million for the nine months ended September 30, 2022. The decrease in other income, net of other expenses, primarily reflects the proceeds resulting from the sale of a three-year interest rate cap of LIBOR prior to its expiration, offset by the increase in income associated with our investment in unconsolidated entities for the nine months ended September 30, 2023 and 2022, respectively.
Operating Income and Net Income before Income Taxes. Operating income for the nine months ended September 30, 2023 was $173.4 million, a decrease of $175.9 million, or 50.4%, from $349.3 million for the nine months ended September 30, 2022. Net income before income taxes for the nine months ended September 30, 2023 was $193.2 million, a decrease of $178.1 million, or 48.0%, from $371.3 million for the nine months ended September 30, 2022. The following reportable segments contributed to net income before income taxes during the nine months ended September 30, 2023 as follows: Central - $69.5 million, or 36.0%; Southeast - $54.2 million, or 28.0%; Northwest - $23.2 million, or 12.0%; West - $15.2 million, or 7.8%; and Florida - $37.1 million, or 19.2%. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption pace at a lower gross margin, higher advertising and other selling expenses incurred, partially offset by a higher average community count during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Income Taxes. Income tax provision for the nine months ended September 30, 2023 was $46.1 million, a decrease of $32.7 million, or 41.5%, from income tax provision of $78.8 million for the nine months ended September 30, 2022. The increase in our effective tax rate to 23.8% for the nine months ended September 30, 2023 from 21.2% for the nine months ended September 30, 2022 was primarily due to an increase in the rate for the state income taxes, net of the federal benefit, the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and the retroactive extension of the federal energy efficient homes tax credits for the nine months ended September 30, 2022, offset by a decrease in the rate for the deductions in excess of compensation cost for share-based payments.
Net Income. Net income for the nine months ended September 30, 2023 was $147.1 million, a decrease of $145.3 million, or 49.7%, from $292.5 million for the nine months ended September 30, 2022. The decrease in net income was primarily attributed to a lower gross margin and higher selling expenses as a percentage of revenues during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Home sales revenues	$617,539	$547,074	$1,750,166	$1,816,193
Cost of sales	458,734	391,275	1,350,608	1,270,628
Gross margin	158,805	155,799	399,558	545,565
Capitalized interest charged to cost of sales	8,580	4,617	24,475	14,865
Purchase accounting adjustments (1)	767	1,162	5,511	5,470
Adjusted gross margin	$168,152	$161,578	$429,544	$565,900
Gross margin % (2)	25.7%	28.5%	22.8%	30.0%
Adjusted gross margin % (2)	27.2%	29.5%	24.5%	31.2%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$67,042	$90,390	$147,138	$292,452
Income tax provision (benefit)	22,407	18,311	46,068	78,811
Depreciation and amortization	793	404	1,780	1,134
Capitalized interest charged to cost of sales	8,580	4,617	24,475	14,865
EBITDA	98,822	113,722	219,461	387,262
Purchase accounting adjustments(1)	767	1,162	5,511	5,470
Other income, net	(7,173)	(14,124)	(19,793)	(21,960)
Adjusted EBITDA	$92,416	$100,760	$205,179	$370,772
EBITDA margin %(2)	16.0%	20.8%	12.5%	21.3%
Adjusted EBITDA margin %(2)	15.0%	18.4%	11.7%	20.4%

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
Our “backlog” consists of homes that are under a purchase contract that has been signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but have not yet closed and wholesale contracts with varying terms. Since our business model is generally based on building move-in ready homes before a purchase contract is signed, the majority of our homes in backlog are currently under construction or complete. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations, the number of our active communities and the timing of home closings. Homes in backlog are generally closed within one to two months, although home closings have been, and may continue to be delayed. In addition, we may experience cancellations of purchase contracts at any time prior to closing. It is important to note that net orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.
Our net orders increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in average community count.
The number of homes in our backlog at September 30, 2023 increased 9.7% compared to September 30, 2022. The increase in ending backlog relates to the normalization in demand for new homes experienced in the third quarter of 2023 as compared to the third quarter of 2022.
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Nine Months Ended September 30,
	2023 (4)	2022 (5)
Net orders (1)	5,646	4,373
Cancellation rate (2)	22.8%	21.0%
Ending backlog – homes (3)	1,377	1,255
Ending backlog – value (3)	$509,932	$428,293
(1)Net orders are new (gross) orders for the purchase of homes during the period, less cancellations of existing purchase contracts during the period.
(2)Cancellation rate for a period is the total number of purchase contracts cancelled during the period divided by the total new (gross) orders for the purchase of homes during the period.
(3)Ending backlog consists of retail homes at the end of the period that are under a purchase contract that has been signed by homebuyers who have met our preliminary financing criteria but have not yet closed and wholesale contracts with varying terms. Ending backlog is valued at the contract amount.
(4)As of September 30, 2023, we had 273 units related to bulk sales agreements associated with our wholesale business.
(5)As of September 30, 2022, we had 591 units related to bulk sales agreements associated with our wholesale business.

Land Acquisition Policies and Development
We had 106 and 99 active communities as of September 30, 2023 and December 31, 2022, respectively. Generally, it takes us two to three years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we utilize, on a limited and strategic basis, land banking financing arrangements.
Our lot inventory increased to 72,109 owned or controlled lots as of September 30, 2023 from 71,904 owned or controlled lots as of December 31, 2022, primarily related to our discipline in the evaluation of and selective approval of new land deals.
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
The table below shows (i) home closings by reportable segment for the nine months ended September 30, 2023 and (ii) our owned or controlled lots by reportable segment as of September 30, 2023.

	Nine Months Ended September 30, 2023	As of September 30, 2023
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	1,724	21,048	3,624	24,672
Southeast	1,216	14,756	4,907	19,663
Northwest	433	5,981	2,138	8,119
West	672	9,176	2,195	11,371
Florida	926	5,340	2,944	8,284
Total	4,971	56,301	15,808	72,109
(1)Of the 56,301 owned lots as of September 30, 2023, 42,618 were raw/under development lots and 13,683 were finished lots.
Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of September 30, 2023, we had a total of 1,471 completed homes, including information centers, and 3,009 homes in progress.
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

Liquidity and Capital Resources
Overview
As of September 30, 2023, we had $47.0 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. As of September 30, 2023, the borrowing base under the Credit Agreement is $1.8 billion of which the maximum available to borrow is $1.4 billion. As of September 30, 2023, borrowings under the Credit Agreement and the outstanding principal amount of the 2029 Senior Notes totaled $1.2 billion, $28.1 million of letters of credit were outstanding and $196.2 million was available to borrow under the Credit Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $382.9 million as of September 30, 2023. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of September 30, 2023 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the nine months ended September 30, 2023, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2022, we repurchased 892,916 shares of our common stock for $95.1 million to be held as treasury stock. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of September 30, 2023, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

Cash Flows
Operating Activities
Net cash used in operating activities was $22.7 million for the nine months ended September 30, 2023. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the nine months ended September 30, 2023 was primarily driven by cash outflow from the $194.4 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and partially offset by net income of $147.1 million.
Net cash used in operating activities was $359.6 million for the nine months ended September 30, 2022. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the nine months ended September 30, 2022 was primarily driven by cash outflow from the $791.7 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and partially offset by net income of $292.5 million, as well as the $41.1 million and the $43.8 million increase in the net change in accounts payable and accrued expenses and other liabilities, respectively.
Investing Activities
Net cash used in investing activities was $7.6 million for the nine months ended September 30, 2023, primarily due to additional investment in unconsolidated entities.
Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2022, primarily due to the purchase of property and equipment and additional investment in unconsolidated entities.
Financing Activities
Net cash provided by financing activities was $45.3 million for the nine months ended September 30, 2023, primarily driven by net borrowings of $75.9 million on the Credit Agreement, partially offset by net payments of $29.4 million related to a financing arrangement with a third-party land banker.
Net cash provided by financing activities was $363.8 million for the nine months ended September 30, 2022, primarily driven by $534.9 million of borrowings under our credit agreement then in effect and the 2022 Credit Agreement and $35.9 million of proceeds related to a financing arrangement with a third-party land banker. These were partially offset by $110.0 million of repayments on our credit agreement then in effect and the 2022 Credit Agreement and by $95.1 million in payments for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock.
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers.
During the nine months ended September 30, 2023, we continued to experience pressure on costs due to high levels of inflation, which we expect will continue throughout 2023. Generally, we have been able to increase the sales prices of our homes to absorb such increased costs. See “Industry and Economic Risks—Inflation could adversely affect our business and financial results” in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Material Cash Requirements
As of September 30, 2023, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2023 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•adverse economic changes either nationally or in the markets in which we operate, including, among other things, potential impacts from political uncertainty, civil unrest, increases in unemployment, volatility of mortgage rates, supply chain disruptions (including due to the conflict between Russia and Ukraine and the wide-ranging sanctions the United States and other countries have imposed or may further impose on Russian business sectors, financial organizations, individuals and raw materials and the conflict in the Middle East), inflation, the possibility of recession and decreases in housing prices;
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
As of September 30, 2023, we had $904.2 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of September 30, 2023 was SOFR plus 1.70%. At September 30, 2023, SOFR was 5.32%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $9.0 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

ITEM 5.     OTHER INFORMATION
On August 22, 2023, Michael Snider, Chief Operating Officer of the Company, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Subject to meeting the stock price conditions set forth therein and pursuant to the terms thereof, Mr. Snider’s Rule 10b5-1 trading arrangement provides for the sale, between November 20, 2023 and November 20, 2024, of a maximum number of shares of the Company’s common stock that would generate proceeds of up to $4.0 million. Mr. Snider’s Rule 10b5-1 trading arrangement will be in effect until the earlier of (i) November 20, 2024 and (ii) the completion of all sales contemplated thereunder.
Except as set forth above, during the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LGI Homes, Inc.

Date:	October 31, 2023	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	October 31, 2023	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer