Form 10-K
period 2023-12-31
LGI Homes, Inc.
filed 2024-02-20
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.8 billion based on the closing price of such stock on such date as reported on the NASDAQ Stock Market.

As of February 16, 2024, there were 23,581,648 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III.

PART I
ITEM 1.    BUSINESS
General
We are engaged in the design, construction and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia, Pennsylvania, Maryland and Utah. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 65,000 homes. During the year ended December 31, 2023, we had 6,729 home closings, compared to 6,621 home closings in 2022.
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
Business Opportunities
Since December 2013, we have grown substantially, expanding our operations from eight markets in four states to 36 markets in 21 states. We currently offer homes for sale in 117 communities throughout the United States. We focus on demographic and economic trends forecasted for these markets and expect to continue to grow.
Driven by commitment to our customers and our desire to make their dreams of homeownership a reality, we offer multiple product lines, including attached and detached entry-level homes and active adult offerings that are marketed and sold under our LGI Homes brand and luxury homes that are marketed and sold under our Terrata Homes brand.
During 2023, our average home completion time was approximately 108 to 150 days, our home size ranged between 950 to approximately 4,100 square feet and our overall sales prices ranged from approximately $189,000 to more than $1,000,000. For the year ended December 31, 2023, we closed 6,729 homes at an average sales price per home closed of $350,510. During 2022, our average home completion time was approximately 90 to 165 days, our home size ranged between 1,000 to approximately 4,100 square feet and our overall sales prices ranged from approximately $190,000 to more than $1,200,000. For the year ended December 31, 2022, we closed 6,621 homes at an average sales price per home closed of $348,052.
We pursue a flexible land acquisition strategy of purchasing or optioning finished lots at attractive prices, or purchasing raw land for residential development. Given our successful history as a land developer, we are experienced in converting raw land into residential communities. We endeavor to maintain a pipeline of desirable land positions for replacement and new communities. We generally target land acquisitions that are further away from urban centers than many other suburban communities but have access to major thoroughfares, retail districts and centers of business. Such areas generally result in a better value for the homeowner, either through lower sales prices or larger lot sizes. We consider development opportunities that meet our profit and return objectives, including opportunities that may involve the sale of home sites as a part of the product mix. Projects of interest are typically evaluated at the division level using an extensive due diligence checklist that includes assessing the permitting and regulatory requirements, environmental considerations and local market conditions and evaluating anticipated floor plans, pricing and financial returns. We also determine the number of potential residents in the market and rental households that are within driving distance of the proposed project. We will continue to focus primarily on entry-level homebuyers.
Additionally, we engage in other business activities that leverage or complement our core homebuilding operations. Our wholesale business builds and sells homes primarily to large institutions interested in acquiring single-family rental properties through bulk sales agreements. Beginning in 2021, we began building and leasing a number of single-family homes in select, existing communities. These rental projects are income producing and we maintain the option to sell these homes in a bulk purchase agreement. Finally, our strategic joint ventures, LGI Mortgage Solutions and LGI Insurance Solutions, provide mortgage financing and homeowners insurance services to our customers.
Sales and Marketing
Our well-defined sales and marketing approach focuses on converting renters of apartments and single-family homes into homeowners. We use extensive digital and print advertising to attract potential homebuyers. We employ various marketing methods, such as digital marketing strategies, interactive online media, social media, direct mail, directional signage, and billboards. These methods have proven highly successful in reaching our target market, placing potential homebuyers in front of our trained sales professionals and communicating our core messages of value and dream fulfillment.

While a proportion of our business comes from realtors, our marketing efforts are principally designed to connect directly with potential customers currently renting their residences and encourage them to schedule an in-person appointment at one of our information centers. Our information centers are typically open eight to ten hours per day, 359 days per year, and generally staffed by two to four sales professionals who are supported by a dedicated loan officer.
Our commission-based sales professionals are trained to learn about the current housing situation of the customer, educate them on the value proposition of owning an LGI home and provide them with a comprehensive understanding of the steps required to achieve homeownership. We also inform customers of our history, vision and values. Our sales professionals review credit and income qualifications if applicable, provide floor plans and pricing information, and conduct tours of our homes based on the customer’s needs and budget. We provide each customer with a comprehensive introduction to the community and the surrounding area, furnishing them with detailed information regarding utilities, schools, homeowners association dues and restrictions, local entertainment and nearby dining and shopping options. As a result of our transparent approach, customers receive all the information needed to make a buying decision, which we believe sets clear expectations and eliminates confusion during the home buying process.
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
Birmingham, AL
Nashville, TN
These operating segments reflect the way we evaluate our business performance and manage our operations. Additional information on our operating segments and product information is contained in Note 15, “Segment Information” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Our Terrata Homes brand allows us to leverage our systems and processes, including our customer centric sales system, to deliver move-in ready homes with preselected luxury features. During 2023, we closed 249 Terrata Homes at an average sales price per home closed of $573,000, compared to 217 Terrata Homes at an average sales price per home closed of $549,551, in 2022. As of December 31, 2023, we offered Terrata Homes in 15 of our active communities. We expect that home closings in our Terrata Homes branded communities will be less than 5% of our annual home closings during 2024.
Our mortgage financing and homeowners insurance joint ventures provide a streamlined, customer-focused experience for our homebuyers. LGI Mortgage Solutions provides mortgage services to our customers through an unconsolidated joint venture. LGI Insurance Solutions provides homeowners and other insurance products to our customers through an unconsolidated joint venture.
Our wholesale business provides opportunities for us to leverage our even-flow construction methodology to build and sell homes primarily to large institutions interested in acquiring homes to be used as rental properties, primarily through bulk sales agreements. During 2023 and 2022, we had 679 and 1,233 wholesale home closings, respectively, which represented 10.1% and 18.6% of our total home closings in 2023 and 2022, respectively. We expect our wholesale business to represent approximately 5% of our annual home closings during 2024.
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
Our lot inventory decreased to 71,081 owned or controlled lots as of December 31, 2023 from 71,904 owned or controlled lots as of December 31, 2022 primarily related to our discipline in the evaluation of and selective approval of new land deals.
We had 117 and 99 active communities as of December 31, 2023 and December 31, 2022, respectively. Generally, it takes us two to three years to turn raw or undeveloped land into an active community.
We utilize land banking financing arrangements on a limited and strategic basis. During the years ended December 31, 2023 and 2022, we entered into several land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns. In consideration for this repurchase option, we paid a non-refundable commitment fee. Based on our right to control the ultimate economic outcome of these finished lots, these assets will continue to be held as real estate not owned within our inventory and have a corresponding obligation within our accrued liabilities to recognize this relationship. While we are not legally obligated to repurchase the balance of the lots, we are subject to certain performance obligations, financial and other penalties if the lots are not purchased.

We do not have any ownership interest or title to the assets that we have sold to the land banker and we do not guarantee any of the land banker’s liabilities.
Our allocation of capital for land investment is performed at the corporate level with a disciplined approach to portfolio management. Our Acquisitions Committee consists of our Chief Executive Officer, Chief Financial Officer, and Executive Vice President of Acquisitions. Annually, our divisions prepare a strategic plan for their respective geographic areas. Supply and demand are analyzed to ensure land investment is targeted appropriately. On an ongoing basis, the long-term plan is compared to our recent experience in the marketplace and adjusted accordingly.
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
We have strong relationships with the land brokerage community in many of our markets. We believe that we have established a reputation within the brokerage community for our systems-based approach to acquiring land, for having the capital to close deals and for making accurate and timely decisions that benefit both the buyer and seller. For these reasons, we believe that brokers routinely notify us when desirable land opportunities that meet our criteria arise.
In our land acquisition process, projects of interest are typically evaluated at the division level using an extensive due diligence checklist that includes assessing the permitting and regulatory requirements, environmental considerations and local market conditions and evaluating anticipated floor plans, pricing and financial returns. We also acquire and develop land for use in our wholesale business.
The table below shows (i) home closings by reportable segment for the year ended December 31, 2023 and (ii) our owned or controlled lots by reportable segment as of December 31, 2023.

	Year Ended December 31, 2023	As of December 31, 2023
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	2,241	20,606	3,093	23,699
Southeast	1,716	14,563	5,429	19,992
Northwest	511	5,934	1,652	7,586
West	992	9,049	2,747	11,796
Florida	1,269	5,179	2,829	8,008
Total	6,729	55,331	15,750	71,081
(1)Of the 55,331 owned lots as of December 31, 2023, 41,155 were raw/under development lots and 14,176 were finished lots.
Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of December 31, 2023, we had a total of 2,017 completed homes, including information centers, and 1,410 homes in progress.
The following is a summary of our homes in inventory by reportable segment as of December 31, 2023 (dollar values in thousands):

Reportable Segment	Homes in Inventory (1)	Inventory Value (1)
Central	953	$277,433
Southeast	710	142,921
Northwest	325	122,591
West	528	140,197
Florida	752	172,978
Total	3,268	$856,120
(1)Includes homes in progress and completed homes; excludes information centers.

Backlog
See discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog.”
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. We purchase some components and materials centrally to leverage our purchasing power to achieve volume discounts, a practice that often reduces costs and ensures timely deliveries. We typically do not store significant inventories of construction materials, except for work in progress materials for homes under construction. In addition, the majority of our raw materials are supplied to us by our subcontractors and are included in the price of our contract with such subcontractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Our construction work is substantially completed by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities and lumber. In future quarters, we could see various cost pressures associated with inflation similar to the cost pressures experienced in the last few years. Generally, we have successfully increased the sales prices of our homes to absorb these increased costs or have successfully made cost-effective changes as we endeavor to keep our homes affordable.
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
Competition
The U.S. homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, financing, raw materials and skilled labor. We also compete with sales of existing homes and with the apartment and housing rental markets. Our homes compete on the basis of quality, price, design, mortgage financing terms and location. There has been some consolidation among national homebuilders in the United States, and we expect that this trend may continue.
Human Capital Resources
LGI Homes is committed to being a people-focused organization and actively promotes a respectful and dignified workplace. We strive to uphold all applicable laws and regulations in the markets where we conduct business and pursue business relationships with external partners who share our commitment to lawful, ethical business conduct. We believe our commitments to hiring, training, safety and employee retention form the foundation of our people-focused culture.
As of December 31, 2023, we employed 1,089 people, of whom 89 were located at our corporate headquarters. Of our employees located outside our corporate headquarters, 631 were on-site sales and support personnel, and 369 were involved with acquisition and development, purchasing, and construction. We have built a diverse team of professionals with a wide range of industry experience across our markets. We are dedicated to supporting our employees when times are challenging. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. We offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry.
We utilize subcontractors and tradespeople to perform the construction of our homes. We believe we have good relations with our subcontractors and tradespeople.
We are committed to equal employment and advancement opportunities for all individuals regardless of race, color, religion, gender, gender identity or expression, sex, sexual orientation, national origin, age, disability, genetic information, marital status or status as a covered veteran in accordance with applicable federal, state and local laws. As of December 31, 2023, our workforce at our corporate headquarters was comprised of 60% women and 34% identified as racially or ethnically diverse. As of December 31, 2023, our on-site sales, sales support and construction workforce located outside of our corporate headquarters was comprised of 28% women and 37% identified as racially or ethnically diverse.
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
We focus on identifying and attracting the best talent and providing our employees with world-class training and continuous development. Typically, all new vice presidents, sales professionals and purchasing managers come to our corporate headquarters for a week of training in their first 100 days. We directly invest in our sales professionals by conducting an intensive 100-day introductory training program consisting of 30 days of initial in-depth, in-house education about our time-proven selling strategies and secondary training at the local division. Our continued commitment to our sales personnel is reflected in the ongoing weekly training sessions held in each of our information centers and quarterly regional training events. We also work closely with our subcontractors and tradespeople, training them on the most efficient way to build an LGI home. A number of our subcontractors and tradespeople have worked on our homes since we commenced homebuilding operations in 2003 and, therefore, are familiar with our business model.
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

We are committed to improving and giving back to the communities we serve. In addition to ongoing charitable giving, we close all of our offices nationwide once a year for our Service Impact Day. During this annual service event, our focus turns away from sales and home closings as we dedicate the entire day to charitable giving and volunteerism. Every LGI employee spends the day contributing to the local community. From constructing fences and cleaning up parks, organizing food, and volunteering at children's centers, we are committed to being a positive presence in the communities we build. Since 2016, we have contributed over $3.0 million in corporate, non-profit sponsorships, donated over 30,000 employee service hours and collaborated with over 100 non-profit organizations in an effort to make a meaningful impact in our local communities.
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
Information about our Executive Officers
The following table sets forth information regarding our executive officers as of February 20, 2024:

Name	Age	Position
Eric Lipar	53	Chief Executive Officer and Chairman of the Board
Michael Snider	52	President and Chief Operating Officer
Charles Merdian	54	Chief Financial Officer and Treasurer
Scott Garber	52	General Counsel and Corporate Secretary

Eric Lipar.    Mr. Lipar is our Chief Executive Officer and serves as Chairman of our Board of Directors. He has served as our Chief Executive Officer since 2009, as a director since June 2013 and as Chairman of the Board since July 2013. Previously, Mr. Lipar served as our President from 2003 until 2009. Mr. Lipar has been in the residential land development business since the mid-1990s and is one of our founders. He has overseen land acquisitions, development and the sale of over 65,000 homes since our inception. Mr. Lipar currently serves on the Residential Neighborhood Development Council for the Urban Land Institute and is a member of the Policy Advisory Board for the Harvard Joint Center for Housing Studies.

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
Ms. Shailee Parikh - Managing Partner of ARK Real Estate, LLC, a real estate investment and management company.
Mr. Bryan Sansbury - Chief Executive Officer, Chairman of the Board of Directors, and a founding partner of AEGIS Hedging Solutions, LLC, formerly known as AEGIS Energy Risk, LLC. Mr. Sansbury serves as our Lead Independent Director.
Ms. Maria Sharpe - Managing Principal of Sharpe Human Solutions, LLC, a human resource consulting and commercial real estate investment company.
Mr. Steven Smith - Owner and solo practitioner of Steven R. Smith Law, LLC. He is a former shareholder of the law firm Baker Donelson.
Mr. Robert Vahradian - Partner of GTIS Partners, LP, a global real estate investment firm.

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
◦the impact of an epidemic or pandemic;
•Industry and Economic Risks:
◦higher mortgage interest rates, and the tightening of mortgage lending standards and mortgage financing requirements;
◦a significant downturn in our housing markets or in the homebuilding industry;
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
◦access to financing sources may not be available on favorable terms, or at all; and
◦the impact of financial industry and capital markets turmoil.
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
Risks inherent in controlling, purchasing, holding and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a considerable amount of time and requires a substantial cash investment. Land development is a key part of our operations and we develop land in most of our markets. The time and investment required for development may adversely impact our business. We have substantial real estate inventories that regularly remain on our balance sheet for significant periods of time prior to their sale, during which time we are exposed to the risk of adverse market developments. Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited, and we may be forced to hold non-income producing properties for extended periods of time. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Because interest and other expenses are capitalized only during the development of land and home construction, we incur interest subject to capitalization criteria and recognize maintenance expenses on unsold completed homes in inventory. As of December 31, 2023, we had 2,017 completed homes in inventory and 1,410 homes in progress in inventory. In the event there is a continued downturn in home sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.
Labor and raw material shortages, price fluctuations and supply chain constraints could delay or increase the cost of home construction, which could materially and adversely affect us.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified subcontractors and tradespeople and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures or as a result of broader economic disruptions, such as the COVID-19 pandemic. In addition, pricing for labor and raw materials can be affected by the factors discussed above and various other national, regional, local, economic and political factors, including changes in immigration laws, trends in labor migration and tariffs. For example, the federal government has previously imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including lumber, raising our costs for these items (or products made with them). Such government-imposed tariffs and trade regulations on imported building supplies, and retaliatory measures by other countries, may in the future have significant impacts on the cost to construct our homes and on our customers’ budgets, including by causing disruptions or shortages in our supply chain. We have also experienced labor shortages, price fluctuations and increased labor costs, including as a result of inflation or wage increases, particularly over the past two years due to historic inflation rates in the United States. It is uncertain whether these conditions will continue as is, improve or worsen. Additionally, in 2021, we saw a significant increase in the cost of our lumber related to undersupply as a result of increased demand and shutdowns of lumber mills due to the COVID-19 pandemic. We may see additional lumber cost pressures in the future. Further, our success in recently-entered markets or those we may choose to enter in the future depends substantially on our ability to source labor and local materials on terms that are favorable to us. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. In the event of shortages in labor or raw materials in such markets, local subcontractors, tradespeople and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Labor and raw material shortages, price increases for labor and raw materials and supply chain constraints could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
Despite our quality control and jobsite safety efforts, we may discover from time to time that our subcontractors have engaged in improper construction or safety practices or have installed defective materials in our homes. When we discover these issues, we typically utilize our subcontractors to repair the homes in accordance with our new home warranty. The adverse costs of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs of warranty-related repairs from subcontractors, suppliers and insurers, which could have a material adverse impact on our business, prospects, liquidity, financial condition and results of operations. We may also suffer reputational damage, and may be exposed to potential liability, from the actions of subcontractors or their failure to comply with applicable laws, including matters which are beyond our control. Attempts at mitigation may not be successful, and we could be subject to claims relating to actions of, or matters relating to, our subcontractors.
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
In addition, our LGI Mortgage Solutions joint venture involves additional risks associated with the mortgage banking business. The mortgage banking business is competitive, and competitors include mortgage lenders, such as national, regional and local mortgage banks and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than our joint venture does, and some of them may operate with different criteria than our joint venture does. These competitors may offer a broader or more attractive array of financing and other products and services to potential customers than our joint venture does. For these reasons, our joint venture may not be able to compete effectively in the mortgage banking business. Further, the mortgage banking business is subject to numerous federal, state and local laws and regulations, which, among other things: prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals and/or credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits, examinations and investigations in the industry. The 2008 housing downturn resulted in numerous changes in the regulatory framework of the financial services industry. In response to COVID-19, federal agencies, state governments and private lenders provided relief to borrowers in the housing market by, subject to requirements, suspending home foreclosures and granting payment forbearance, among other things. These relief measures were temporary, but these changes and others could become incorporated into the current regulatory framework. Any changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition and results of operations and the market perception of our business. Additionally, if we are unable to originate mortgages for any reason going forward, such as a cyberattack on our joint venture partners, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.
Our business could be materially and adversely disrupted by an epidemic, pandemic or similar public health threat.
An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, along with any associated economic and social instability or distress, have a material adverse impact on our business, financial condition, results of operations, cash flows, strategies or prospects. For instance, the COVID-19 pandemic, at its peak, resulted in federal, state and local governments imposing varying degrees of restrictions on business and social activities to contain COVID-19. To the extent that an epidemic, pandemic or similar public health threat adversely impacts our business, results of operations, liquidity or financial condition, it may also have the effect of increasing many of the other risks described in this “Risk Factors” section. There is no guarantee that a future outbreak of any widespread epidemics or pandemics will not occur, or that the U.S. economy will fully recover therefrom, either of which could materially and adversely affect our business.
Industry and Economic Risks
Inflation could adversely affect our business and financial results.
Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby decreasing demand for our homes. We have experienced a significant increase in land, labor, materials and construction costs. In an inflationary environment, such as the current economic environment, depending on the homebuilding industry and other economic conditions, we may be unable to raise the sales prices of our homes enough to offset the increasing costs of our operations, which would decrease our profit margins. Furthermore, if we need to lower the sales prices of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.
Higher mortgage interest rates, tightening of mortgage lending standards and mortgage financing requirements, and untimely or incomplete mortgage loan originations for our homebuyers could adversely affect the availability of mortgage loans for potential purchasers of our homes and thereby materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
Almost all of our customers finance their home purchases through lenders that provide mortgage financing. Mortgage interest rates have increased significantly since January 2022, which has negatively impacted the overall housing market. The current and continued macroeconomic conditions impacting the homebuilding industry are rapid inflation and rising interest rates. The significant burden of inflation and higher mortgage interest rates for our customers since January 2022 are viewed by us as the primary driver behind the subsequent decrease in demand for new homes. However, we cannot predict whether mortgage interest rates will rise, remain high or fall. If mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted.
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
Our backlog reflects standard purchase contracts with our homebuyers for homes that still need to be delivered. We require a deposit from our homebuyers for all homes reflected in our backlog, and generally, we have the right to retain the deposit if the homebuyer does not complete the purchase. In some cases, however, a homebuyer may cancel the purchase contract and receive a complete or partial refund of the deposit for reasons such as state and local law requirements, the homebuyer’s inability to obtain mortgage financing, the homebuyer’s failure to sell their current home, or our inability to complete and deliver the house within the defined time. Homebuyers may also choose to cancel their purchase contract and forfeit their deposit. As of December 31, 2023, we had 590 homes with an ending backlog value of $224.9 million. With the weakening of the housing market, we have experienced an increase in cancellation rates. If economic conditions decline further, if mortgage financing becomes less available or more costly, or if our homes become less attractive due to market price declines or due to other conditions at or in the vicinity of our communities, we could experience an additional increase in homebuyers canceling their purchase contracts with us, which could have an adverse effect on our business and results of operations.
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
A significant downturn in our housing markets or in the homebuilding industry generally may materially and adversely affect our business and financial condition.
We cannot predict whether and to what extent the housing markets in the geographic areas in which we operate will grow, particularly if interest rates for mortgage loans, land costs, and construction costs continue to rise or stay at similar levels.

Other factors that might impact the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of an epidemic or pandemic, the conflict between Russia and Ukraine, the conflict in the Middle East, or the 2024 U.S. presidential and other elections, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, slower rates of population growth or population decline in our markets, or Federal Reserve policy changes.
If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, including as a result of an epidemic or pandemic, the conflict between Russia and Ukraine, the conflict in the Middle East, or the 2024 U.S. presidential and other elections, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices continue to rise or stay at similar levels, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed, cancellations of home purchase contracts and the amount of revenues or profits we generate, and such effect may be material.
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
Increases in interest rates can make it more difficult and/or expensive for us to obtain the funds we need to operate our business. Increases in interest rates generally could increase the interest rates we must pay on borrowings under the Credit Agreement (as defined herein) and on any subsequent issuances of debt securities. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.
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
Our homebuilding operations are located in areas that are subject to natural disasters, severe weather or adverse geological conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, floods, storm surge, coastal erosion, sea level rise, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes and other natural disasters. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, increase mortgage default risk, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to our assets, affect the desirability of our land or projects or result in potential buyers facing higher costs for, or being unable to obtain, fire, flood or other hazard insurance coverage in certain areas, thereby adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion. Furthermore, the occurrence of natural disasters, severe weather and other adverse geological conditions has increased in recent years due to climate change and may continue to increase in the future. Climate change may have the effect of making the risks described above occur more frequently and more severely, which could amplify the adverse impact on our business, prospects, liquidity, financial condition and results of operations.
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
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction, accessibility, anti-discrimination and other matters, which, among other things, impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. We may encounter issues with entitlement, not identify all entitlement requirements during the pre-development review of a project site, or encounter zoning changes that impact our operations. Projects for which we have not received land use and development entitlements or approvals may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or incur additional costs or may be precluded entirely from developing in certain communities due to building moratoriums or zoning changes. Such moratoriums generally relate to availability of utilities, such as insufficient water supplies, sewage facilities and delays in utility hook-ups, or inadequate road capacity within specific market areas or subdivisions. Local governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result of any of these statutes, ordinances, rules or regulations, the timing of our home sales could be delayed, the number of our home sales could decline and/or our costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
From time to time, the EPA and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental laws and may levy fines and penalties, among other sanctions, for failure to strictly comply with applicable environmental laws, including those applicable to the control of storm water discharges during construction, or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. Further, we expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. We cannot assure you that environmental, health and safety laws will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.
Environmental laws and regulations relating to climate change and energy can have an adverse impact on our activities, operations and profitability and on the availability and price of certain raw materials, such as lumber, steel, and concrete.
There is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, and will continue to cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate change impacts and concerns could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. On January 20, 2021, President Biden signed an instrument that led to the United States’ reentry into the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. The Paris Agreement requires the parties to complete a global stocktake, assessing members’ collective efforts and achievements in reducing greenhouse gas emissions and adapting to the impacts of climate change, every five years. On December 13, 2023, the 28th annual UN Climate Change Conference (“COP 28”) issued its first global stocktake, which calls on parties, including the
United States, to contribute to transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, amongst other things, to achieve net zero by 2050. We anticipate that a variety of new legislation may be enacted or considered for enactment at the federal, state and local levels relating to climate change and energy, including in response to the United States’ reentry into the Paris Agreement and the COP 28 stocktake. This legislation could relate to, for example, matters such as greenhouse gas emissions control and building and other codes that impose energy efficiency standards or require energy saving construction materials. On June 1, 2022, the Biden Administration launched the National Initiative to Advance Building Codes, an initiative to modernize building codes, improve climate resilience, and reduce energy costs and the Inflation Reduction Act of 2022, through various grants and tax incentives, encourages municipalities to adopt stricter energy codes, both of which could increase the cost to construct homes and cause delays.
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
Climate change is a focus of both the SEC and investors. In March 2022, the SEC proposed extensive climate-related disclosure requirements that, if adopted, would require U.S. public companies to dramatically expand the climate-related disclosures in their SEC filings, including the disclosure of scope 1, 2, and 3 emissions for some companies. These rules are expected to be finalized in the first half of 2024. In September 2023, California passed climate-related disclosure mandates that are broader than the SEC’s proposed rules. Compliance with these disclosure rules may be costly and subject a company to criticism by regulators, investors, the media or other stakeholders for the accuracy, adequacy or completeness of its ESG disclosures and could adversely impact a company’s reputation and financial position.
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
In 2022, the Federal Reserve’s aggressive actions to stem inflation caused mortgage interest rates to increase significantly. The resulting increased costs of borrowing negatively impacted customer sentiment and accelerated existing affordability constraints for potential homebuyers. As a result, many homebuyers paused their home purchasing decisions. Additionally, we experienced continued challenges from ongoing supply chain disruptions and higher construction and development costs during 2023.
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
Building sites are inherently dangerous, and operating in the homebuilding and land development industry poses certain inherent health and safety risks, including exposure to hazardous substances. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business.
Any failure in health and safety performance on our building sites may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies, governmental authorities and local communities, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us, and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2023, we had a $1.205 billion revolving credit facility under the Credit Agreement to finance our construction and development activities. As of December 31, 2023, we had outstanding borrowings of $569.6 million under the Credit Agreement and we could borrow an additional $354.8 million under the Credit Agreement. As of December 31, 2023, borrowings under the Credit Agreement bore interest at a rate of the Secured Overnight Financing Rate (“SOFR”) plus 1.85% per annum. In addition, as of December 31, 2023, we had outstanding $300.0 million aggregate principal amount of the 2029 Senior Notes (as defined herein) and $400.0 million aggregate principal amount of the 2028 Senior Notes (as defined herein).
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
Our current financing agreements contain, and the financing arrangements we enter into in the future likely will contain, provisions that limit our ability to do certain things. In particular, the Credit Agreement requires us to maintain (i) a tangible net worth of not less than $1,218.2 million plus 50% of the net proceeds of equity issuances after December 31, 2022 plus 50.0% of our positive consolidated earnings after taxes for each fiscal quarter ended after December 31, 2022, (ii) a leverage ratio of not greater than 60.0%, (iii) liquidity of at least $50.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least 1.75 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments.
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
In addition, we have several land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns. While we are not legally obligated to purchase the balance of the lots, we are subject to certain performance obligations, financial and other penalties if the lots are not purchased. We do not have any ownership interest or title to the assets that we have sold to the land banker and we do not guarantee any of the land banker’s liabilities.
Interest expense on debt we incur may limit our cash available to fund our growth strategies.
As of December 31, 2023, we had total outstanding borrowings of $569.6 million under the Credit Agreement, and we could borrow an additional $354.8 million under the Credit Agreement. As of December 31, 2023, borrowings under the Credit Agreement bore interest at a rate of SOFR plus 1.85% per annum. In addition, as of December 31, 2023, we had outstanding $300.0 million aggregate principal amount of the 2029 Senior Notes, which bear interest at a fixed rate of 4.000%, and $400.0 million aggregate principal amount of the 2028 Senior Notes, which bear interest at a fixed rate of 8.750%. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.
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
We currently participate through a real estate investment fund as a limited partner and operate through a mortgage service joint venture with independent third parties in which we do not have a controlling interest. As of December 31, 2023 and 2022, we have contributed a total of $21.5 million and $11.2 million, respectively, relating to our investment in the real estate investment fund and the mortgage joint venture. Contributions into these unconsolidated entities are used by the entities to invest in certain real estate transactions and residential mortgage services, respectively.
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
We rely on accounting, financial, operational, management and other information systems, including the Internet and third-party hosted services, to conduct our operations, store personal data and sensitive data, process financial information and results of operations for internal reporting purposes and comply with financial reporting, legal and tax requirements. Our information systems, and those of our business partners, vendors and service providers, are subject to damage or interruption from power outages; computer and telecommunication failures; computer viruses; security breaches, including due to malware and phishing; cyberattacks, such as denial-of-service or ransomware attacks; natural disasters; usage errors by employees and other related risks. Any cyber incident, attack, breach or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Furthermore, any failure or security breach of information systems or data could result in a violation of applicable privacy, data security, or other laws; significant legal and financial exposure; damage to our reputation; or a loss of confidence in our security measures which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. We have been the target of a number of unsuccessful cyberattacks, and we expect these attacks to continue into the foreseeable future. We have employed administrative, physical and technical controls and processes to mitigate these types of risks and help protect our information systems, including appointing dedicated personnel responsible for overseeing the Company’s information security posture, maintaining a suite of information security policies, providing routine employee cyber and information security training and conducting third-party assessments. In addition, our technical safeguards are designed to provide multiple, redundant safeguards to protect against exploitation of a vulnerability that may arise or if a security control fails. Although we have implemented these safeguards, systems and processes intended to secure our information systems, there can be no assurance that our efforts to maintain the security and integrity of our information systems will be effective or that future attempted security breaches or disruptions would not be successful or damaging.
Beyond our service providers, we depend on third parties to handle certain processes required to complete land purchases and home closings, including title insurers and escrow/settlement companies. Third parties, as well as independent mortgage lenders and other firms involved in real property transactions, could experience their own cybersecurity incidents or IT resource failures that disrupt or prevent their performance of necessary real estate transaction services. For example, the third-party lender in our mortgage solutions joint venture recently identified a cybersecurity incident that included unauthorized third-party access to its systems. Such cybersecurity incidents or IT resource failures could significantly disrupt our ability to close on land transactions or our customers’ ability to close on their homes, as well as our production schedules and delivery forecasts, and could have a material impact on our operations or consolidated financial statements, including by causing home sales contract cancellations.
Our business is subject to complex and evolving U.S. laws and regulations regarding privacy and data security.
As part of our normal business activities, we collect, process and store certain information, including information specific to homebuyers, customers, employees, vendors and suppliers. We may share some of this information with third parties who assist us with certain aspects of our business. Privacy and data security have become significant issues and the subject of rapidly evolving regulation in the United States. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. Such laws and regulations governing data privacy and the unauthorized disclosure of personal information, such as the California Consumer Privacy Act (CCPA), may significantly impact our business activities and require substantial compliance costs, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Any actual or perceived failure by us to adequately address privacy and data security concerns or comply with applicable privacy and data security laws, regulations and policies could result in proceedings or actions against us by governmental entities or others; subject us to significant fines, penalties, judgments and negative publicity; require us to change our business practices; increase the costs and complexity of compliance; and adversely affect our business. If we are not able to adjust to changing laws, regulations and standards relating to privacy or data security, our business may be materially harmed. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these privacy and data security laws. Additionally, if we acquire a company that has violated or is not in compliance with applicable privacy and data security laws, we may incur significant liabilities and penalties as a result.
Acts of war or terrorism may seriously harm our business.
Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, acts of terrorism, political uncertainty or conflicts, such as the conflict between Russia and Ukraine and the conflict in the Middle East, or civil unrest may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, result in uninsured losses, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition and results of operations.
While we do not have any customer or direct supplier relationships in any of the foreign countries or regions involved in the current military conflicts, such conflicts and any related sanctions, export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.
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
In 2023, federal and state banking regulators closed several U.S. banks, with which we had no banking, financing or other business relationships or dependencies, precipitating financial industry and capital markets turmoil centered on concerns about the stability and solvency of other banks and financial institutions and the attendant risk they may be closed and/or forced by governmental agencies into receivership or sale. The failure of other banks and financial institutions, if it occurs, could have a material adverse effect on our liquidity or consolidated financial statements if we have placed cash and cash equivalent deposits at such banks or financial institutions, or if such banks or financial institutions, or any substitute or additional banks or financial institutions, participate in the Credit Agreement. Under the Credit Agreement, non-defaulting lenders are not obligated to cover or acquire a defaulting lender’s respective commitment to fund loans or to issue letters of credit, and may not issue additional letters of credit if we do not enter into arrangements to address the risk with respect to the defaulting lender (which may include cash collateral). If the non-defaulting lenders are unable or unwilling to cover or acquire a defaulting lender’s respective commitment, potentially due to other demands they face under other credit instruments to which they are party, or because of regulatory restrictions, among other factors, we may not be able to access the Credit Agreement’s full borrowing or letter of credit capacity.
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
•the impact of an epidemic or pandemic and its effect on us, our business, customers, subcontractors and suppliers (including associated supply chain disruptions);
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cyber risk awareness. Our Vice President, Information Technology and our information technology group endeavor to evaluate and address cyber risks in alignment with our business objectives, operational needs and industry-accepted standards, such as the National Institute of Standards and Technology (NIST) and CIS Critical Security Controls frameworks.
We have processes and procedures in place to monitor the prevention, detection, mitigation and remediation of cybersecurity risks. These include but are not limited to:
•Maintaining a defined and practiced incident response plan;
•Employing appropriate incident prevention and detection safeguards;

•Maintaining a defined disaster recovery policy and employing disaster recovery software, where appropriate;
•Educating, training and testing our user community on information security practices and identification of potential cybersecurity risks and threats; and
•Reviewing and evaluating new developments in the cyber threat landscape.
Recognizing the complexity and evolving nature of cybersecurity risk, we engage with a range of external support, including cybersecurity consultants, in evaluating, monitoring and testing our cyber management systems and related cyber risks. Our collaboration with these third parties includes audits, threat and vulnerability assessments, company-wide monitoring of cybersecurity risks and consultation on security enhancements.
We recognize the risks associated with the use of vendors, service providers and other third parties that provide information system services to us, process information on our behalf, or have access to our information systems, and we have processes in place to oversee and manage these risks. We conduct annual and periodic assessments of these third-party engagements to evaluate compliance with our cybersecurity standards.
To our knowledge, we have not been subject to cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company, its operations or financial standing.
Governance
Our cybersecurity risk management program is overseen by management at multiple levels. Our Vice President, Information Technology plays a key role in assessing, monitoring and managing our cybersecurity risks with support from dedicated information technology and security personnel. Our cybersecurity and risk management protocols are led by our Vice President of IT, who has served in this role since 2019. Our Vice President, Information Technology has an MS in Engineering and Technology Management and over 20 years of experience in managing and leading information technology or cybersecurity teams and oversees a team of information technology professionals who identify, assess, and manage cybersecurity threats on an ongoing basis.
Our information technology group monitors the latest developments in cybersecurity, including emerging threats and innovative risk management techniques. We have implemented and oversee processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we are equipped with a defined and practiced incident response plan, which includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.
Our Board of Directors is responsible for overseeing our cyber risk. Our Vice President, Information Technology or other members of our information technology group provide at least semi-annual in-person updates to the Board that encompass a broad range of topics, including:
•Current cybersecurity threat landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from unique cybersecurity events, including those of other companies; and
•Compliance status and efforts with regulatory requirements and industry standards.
Furthermore, at the Board meetings at which our Vice President, Information Technology or other members of our information technology group do not provide in-person updates to the Board, our CEO or another executive team member provides current updates to the Board. In addition, our information technology group provides updates to the full Board upon request, or timely updates regarding unique developments such as regulatory updates or vulnerability developments. Our Board is composed of directors with diverse qualifications, skills and expertise, including risk management, technology and finance, that equips them to oversee cybersecurity risks effectively.
For additional information concerning cybersecurity risks we face, see “General Risk Factors — Information system failures, cyber incidents or breaches in security could adversely affect us” in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.
ITEM 2.     PROPERTIES
We lease approximately 25,000 square feet in The Woodlands, Texas for our corporate headquarters; this lease expires in 2028. In addition, to adequately meet the needs of our operations, we lease offices in Arizona, California, Colorado, Florida, Georgia, Maryland, Minnesota, Nevada, North Carolina, Oregon, Tennessee, Texas, Utah and Washington. See “Business—Land Acquisition Policies and Development” for a summary of the other property which we owned or controlled as of December 31, 2023.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market (NASDAQ) under the symbol “LGIH.” As of February 16, 2024, the closing price of our common stock on the NASDAQ was $126.94, and we had 21 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
Stock Repurchase Program
In February 2022, the Board approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
During the three months ended December 31, 2023, we did not repurchase any shares of our common stock. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of December 31, 2023, we may purchase up to $211.5 million of shares of common stock under our stock repurchase program.
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

Stock Performance Graph
This chart compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Companies Stock Index (the “S&P 500 Index”) and the Standard & Poor’s Homebuilders Select Industry Index (the “S&P Homebuilders Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2018 and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Comparison of Cumulative Total Return among LGI Homes, Inc. Common Stock, the S&P 500 Index, and the S&P Homebuilders Index for the years ended December 31, 2023, 2022, 2021, 2020 and 2019.

$400
$300
$200
$100
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
LGIH
S&P 500 Index
S&P Homebuilders Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
LGIH	$100.00	$156.24	$234.08	$341.62	$204.78	$294.47
S&P 500 Index	$100.00	$128.88	$149.83	$190.13	$153.16	$190.82
S&P Homebuilders Index	$100.00	$140.12	$176.78	$263.06	$185.08	$291.68

ITEM 6.     [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K contain additional information that should be referred to when reviewing this material. This section covers fiscal years 2023 and 2022 and discusses the results of operations for fiscal year 2023 compared to fiscal year 2022. The discussion of fiscal year 2021 and the results of operations for fiscal year 2022 compared to fiscal year 2021 is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 21, 2023, and is incorporated by reference into this Annual Report on Form 10-K. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
Key Results
Key financial results as of and for the year ended December 31, 2023, as compared to the year ended December 31, 2022, were as follows:
•Home sales revenues increased 2.3% to $2.4 billion from $2.3 billion.
•Homes closed increased 1.6% to 6,729 homes from 6,621 homes.
•Average sales price per home closed increased 0.7% to $350,510 from $348,052.
•Gross margin as a percentage of home sales revenues decreased to 23.0% from 28.1%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 24.7% from 29.2%.
•Net income before income taxes decreased 37.4% to $261.8 million from $418.1 million.
•Net income decreased 39.0% to $199.2 million from $326.6 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 12.6% from 19.1%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 11.7% from 18.2%.
•Active communities at the end of 2023 increased to 117 from 99.
•Total owned and controlled lots decreased 1.1% to 71,081 lots at December 31, 2023 from 71,904 lots at December 31, 2022.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands, except per share data and average home sales price)

Statement of Income Data:
Home sales revenues	$2,358,580	$2,304,455	$3,050,149
Expenses:
Cost of sales	1,816,393	1,657,855	2,232,115
Selling expenses	191,582	144,928	170,005
General and administrative	117,350	111,565	100,331
Operating income	233,255	390,107	547,698
Loss on extinguishment of debt	—	—	13,976
Other income, net	(28,499)	(28,009)	(9,053)
Net income before income taxes	261,754	418,116	542,775
Income tax provision	62,527	91,549	113,130
Net income	$199,227	$326,567	$429,645
Basic earnings per share	$8.48	$13.90	$17.46
Diluted earnings per share	$8.42	$13.76	$17.25
Other Financial and Operating Data:
Average community count	103.9	91.9	104.4
Community count at end of period	117	99	101
Home closings	6,729	6,621	10,442
Average sales price per home closed	$350,510	$348,052	$292,104
Gross margin (1)	$542,187	$646,600	$818,034
Gross margin % (2)	23.0%	28.1%	26.8%
Adjusted gross margin (3)	$582,047	$673,745	$860,544
Adjusted gross margin % (2)(3)	24.7%	29.2%	28.2%
EBITDA (4)	$297,530	$439,968	$581,475
EBITDA margin % (2)(4)	12.6%	19.1%	19.1%
Adjusted EBITDA (4)	$275,523	$418,828	$591,362
Adjusted EBITDA margin % (2)(4)	11.7%	18.2%	19.4%
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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Homes Sales.  Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the years ended December 31, 2023 and 2022, and our community count as of December 31, 2023 and 2022, were as follows (revenues in thousands):

	Year Ended December 31, 2023					As of December 31, 2023
Reportable Segment	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$730,688	2,241	$326,054	35.7	5.2	40
Southeast	556,808	1,716	324,480	24.8	5.8	28
Northwest	251,171	511	491,528	10.2	4.2	11
West	381,102	992	384,175	14.0	5.9	16
Florida	438,811	1,269	345,793	19.2	5.5	22
Total	$2,358,580	6,729	$350,510	103.9	5.4	117

	Year Ended December 31, 2022					As of December 31, 2022
Reportable Segment	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$1,011,844	3,094	$327,034	31.9	8.1	35
Southeast	455,340	1,404	324,316	21.5	5.4	25
Northwest	253,416	502	504,813	8.5	4.9	9
West	300,968	751	400,756	11.5	5.4	13
Florida	282,887	870	325,157	18.5	3.9	17
Total	$2,304,455	6,621	$348,052	91.9	6.0	99
Home Sales Revenues. Home sales revenues for the year ended December 31, 2023 were $2.4 billion, an increase of $54.1 million, or 2.3%, from $2.3 billion for the year ended December 31, 2022. The increase in home sales revenues was primarily due to a 1.6% increase in homes closed and a slight increase in the average sales price per home closed during the year ended December 31, 2023 as compared to the year ended December 31, 2022. We closed 6,729 homes during 2023, as compared to 6,621 homes closed during 2022. The overall increase in home closings was a result of higher average community count, offset by an overall lower absorption pace during the year ended December 31, 2023 as compared to the year ended December 31, 2022. Our average community count at December 31, 2023 increased to 103.9 from 91.9 at December 31, 2022. The average sales price per home closed during the year ended December 31, 2023 was $350,510, an increase of $2,458, or 0.7%, from the average sales price per home closed of $348,052 for the year ended December 31, 2022. The increase in the average sales price per home closed was primarily due to our ability to increase prices in certain markets and the impact of fewer home closings in our wholesale channel. The overall decrease in absorption rate relates to the continued normalization of demand primarily resulting from higher mortgage rates.
Included within our home sales revenues for the year ended December 31, 2023 was $202.3 million in wholesale revenues resulting from 679 home closings, representing 10.1% of the 6,729 total homes closed during the year ended December 31, 2023. Included within our home sales revenues for the year ended December 31, 2022 was $340.6 million in wholesale revenues resulting from 1,233 home closings, representing 18.6% of the 6,621 total homes closed during the year ended December 31, 2022.
•Home sales revenues in our Central reportable segment decreased by $281.2 million, or 27.8%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a 27.6% decrease in the number of homes closed and a slight decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.

•Home sales revenues in our Southeast reportable segment increased by $101.5 million, or 22.3%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a 22.2% increase in the number of homes closed and a slight increase in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count and a higher absorption rate.
•Home sales revenues in our Northwest reportable segment decreased by $2.2 million, or 0.9%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a 2.6% decrease in the average sales price per home closed, partially offset by a 1.8% increase in the number of homes closed. The increase in home closings was the result of a 20.0% increase in the average community count, offset by a lower absorption rate.
•Home sales revenues in our West reportable segment increased by $80.1 million, or 26.6%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a 32.1% increase in the number of homes closed, partially offset by a 4.1% decrease in the average sales price per home closed. The increase in home closings was the result of a 21.7% increase in the average community count and a higher absorption rate.
•Home sales revenues in our Florida reportable segment increased by $155.9 million, or 55.1%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a 45.9% increase in the number of homes closed and a 6.3% increase in the average sales price per home closed. The increase in home closings was the result of a higher absorption rate and an increase in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales increased for the year ended December 31, 2023 to $1.8 billion, an increase of $158.5 million, or 9.6%, from $1.7 billion for the year ended December 31, 2022. This overall increase was primarily due to higher construction costs and capitalized interest and a 1.6% increase in homes closed. Gross margin for the year ended December 31, 2023 was $542.2 million, a decrease of $104.4 million, or 16.1%, from $646.6 million for the year ended December 31, 2022. Gross margin as a percentage of home sales revenues was 23.0% for the year ended December 31, 2023 and 28.1% for the year ended December 31, 2022. The decrease in gross margin as a percentage of home sales revenues was primarily due to a combination of higher construction costs and capitalized interest and the impact of sales incentives offered during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Selling Expenses.  Selling expenses for the year ended December 31, 2023 were $191.6 million, an increase of $46.7 million, or 32.2%, from $144.9 million for the year ended December 31, 2022. Sales commissions increased to $102.8 million for the year ended December 31, 2023 from $82.7 million for the year ended December 31, 2022 due to a 2.3% increase in home sales revenues and an increase in outside commissions during 2023 as compared to 2022. Selling expenses as a percentage of home sales revenues were 8.1% and 6.3% for the years ended December 31, 2023 and 2022, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to higher advertising expenses, fewer wholesale home closings and higher other expenses incurred during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
General and Administrative. General and administrative expenses for the year ended December 31, 2023 were $117.4 million, an increase of $5.8 million, or 5.2%, from $111.6 million for the year ended December 31, 2022. The increase in the amount of general and administrative expenses was primarily due to higher personnel related costs and increased indirect overhead expenses, partially offset by a decrease in payroll related costs and lower terminated land purchase expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022. General and administrative expenses as a percentage of home sales revenues were 5.0% and 4.8% for the years ended December 31, 2023 and 2022, respectively. The increase in general and administrative expenses as a percentage of home sales revenues reflects our increased personnel and associated overhead costs, partially offset by a decrease in payroll related costs during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Other Income. Other income, net of other expenses was $28.5 million for the year ended December 31, 2023, an increase of $0.5 million from $28.0 million for the year ended December 31, 2022. The increase in other income, net of other expenses, primarily reflects an increase in income associated with our investment in unconsolidated entities and rental properties for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Operating Income and Net Income before Income Taxes.  Operating income for the year ended December 31, 2023 was $233.3 million, a decrease of $156.9 million, or 40.2%, from $390.1 million for the year ended December 31, 2022. Net income before income taxes for the year ended December 31, 2023 was $261.8 million, a decrease of $156.4 million, or 37.4%, from $418.1 million for the year ended December 31, 2022. The following reportable segments contributed to net income before income taxes during the year ended December 31, 2023 as follows: Central - $87.2 million, or 33.3%; Southeast - $79.7 million, or 30.5%; Northwest - $23.9 million, or 9.1%; West - $29.5 million, or 11.3%; and Florida - $48.9 million, or 18.7%. The overall decreases in operating income and net income before income taxes were primarily due to a lower absorption rate, a lower gross margin, and higher advertising and other selling expenses incurred, partially offset by a higher average community count during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Income Taxes. Income tax provision for the year ended December 31, 2023 was $62.5 million, a decrease of $29.0 million, or 31.7%, from income tax provision of $91.5 million for the year ended December 31, 2022. The increase in our effective tax rate to 23.9% from 21.9% was primarily due to an increase in the rate for state income taxes, net of the federal benefit, the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and the retroactive extension of the federal energy efficient homes tax credits for the year ended December 31, 2022, offset by a decrease in the rate for the deductions in excess of compensation cost for share-based payments.
Net Income. Net income for the year ended December 31, 2023 was $199.2 million, a decrease of $127.3 million, or 39.0%, from $326.6 million for the year ended December 31, 2022. The decrease in net income was primarily attributed to a lower gross margin and higher selling expenses as a percentage of revenues during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Home sales revenues	$2,358,580	$2,304,455	$3,050,149
Cost of sales	1,816,393	1,657,855	2,232,115
Gross margin	542,187	646,600	818,034
Capitalized interest charged to cost of sales	33,368	20,276	37,546
Purchase accounting adjustments (1)	6,492	6,869	4,964
Adjusted gross margin	$582,047	$673,745	$860,544
Gross margin % (2)	23.0%	28.1%	26.8%
Adjusted gross margin % (2)	24.7%	29.2%	28.2%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$199,227	$326,567	$429,645
Income tax provision	62,527	91,549	113,130
Depreciation and amortization	2,408	1,576	1,154
Capitalized interest charged to cost of sales	33,368	20,276	37,546
EBITDA	297,530	439,968	581,475
Purchase accounting adjustments(1)	6,492	6,869	4,964
Loss on extinguishment of debt	—	—	13,976
Other income, net	(28,499)	(28,009)	(9,053)
Adjusted EBITDA	$275,523	$418,828	$591,362
EBITDA margin %(2)	12.6%	19.1%	19.1%
Adjusted EBITDA margin %(2)	11.7%	18.2%	19.4%

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
Our net orders increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase in average community count. Our wholesale orders decreased 61.8% to 60 units at December 31, 2023 from 157 units at December 31, 2022.
The number of homes in our backlog at December 31, 2023 decreased 16.0% compared to December 31, 2022. The decrease in ending backlog is primarily a result of the continued increase in mortgage rates for our homebuyers during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Year Ended December 31,
	2023 (4)	2022 (5)	2021 (6)
Net orders (1)	6,617	5,268	9,533
Cancellation rate (2)	25.4%	24.4%	19.3%
Ending backlog - homes (3)	590	702	2,055
Ending backlog - value (3)	$224,851	$252,002	$659,234
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
(4)As of December 31, 2023, we had 60 units related to bulk sales agreements associated with our wholesale business.
(5)As of December 31, 2022, we had 157 units related to bulk sales agreements associated with our wholesale business.
(6)As of December 31, 2021, we had 481 units related to bulk sales agreements associated with our wholesale business.

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
Liquidity and Capital Resources
Overview
As of December 31, 2023, we had $49.0 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
Material Cash Requirements
The following is a summary of our material cash requirements from known contractual and other obligations as of December 31, 2023 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period (in thousands)
	Total	< 1 year	1 - 3 years	3 - 5 yrs	More than 5 years
Borrowings:
Credit Agreement (a)	$569,816	—	115,818	$453,998	—
Senior Notes (b)	700,000	—	—	400,000	300,000
Land banking financing arrangements(c)	104,459	61,337	43,122	—	—
Interest and fees (d)	435,226	91,362	181,077	162,787	—
Operating Leases	5,604	1,535	2,452	1,604	13
Total	$1,815,105	$154,234	$342,469	$1,018,389	$300,013
(a)Represents borrowings under the Credit Agreement, which matures on April 28, 2025 with respect to 20.3% of the commitments thereunder and April 28, 2028 with respect to 79.7% of the commitments thereunder. See Note 6, “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.
(b)Represents $300.0 million aggregate principal amount of our 4.000% 2029 Senior Notes and $400.0 million aggregate principal amount of our 8.750% 2028 Senior Notes. The 2029 Senior Notes mature on July 15, 2029, and the 2028 Senior Notes mature on December 15, 2028. See Note 6 “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our long-term debt.
(c)The land banking financing arrangements are subject to certain performance obligations, financial and other penalties if the lots covered by such arrangements are not purchased. See Note 5, “Accrued Expenses and Other Liabilities” for additional information regarding our land banking financing arrangements.
(d)All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR, or subject to an interest rate floor. The interest rate for our variable rate indebtedness as of December 31, 2023 was SOFR plus 1.85%. Interest calculated using the effective rate as of December 31, 2023. Fees under the Credit Agreement are approximately $0.3 million per year. Interest on the 2029 Senior Notes accrues at a rate of 4.000% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. Interest on the 2028 Senior Notes accrues at a rate of 8.750% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2024. The land banking financing arrangements incur interest at the time of purchase. Interest of $1.6 million related to the land banking financing arrangements is included in the table.
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of December 31, 2023, we had $27.0 million of cash deposits pertaining to land purchase contracts for 15,750 lots with an aggregate purchase price of $513.9 million. Approximately $11.4 million of the cash deposits as of December 31, 2023 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Revolving Credit Facility
On December 5, 2023, we entered into a Fourth Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Fourth Amendment”), which amended the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended to date, including the Fourth Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.205 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on April 28, 2028 with respect to $960.0 million, or 79.7%, of the $1.205 billion of commitments thereunder and on April 28, 2025 with respect to 20.3% of the commitments thereunder.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of December 31, 2023, the borrowing base under the Credit Agreement was $1.7 billion, of which the maximum available to borrow was $1.205 billion. As of December 31, 2023, borrowings under the Credit Agreement and the outstanding principal amount of the 2029 Senior Notes and the 2028 Senior Notes totaled $1.3 billion, $28.1 million of letters of credit were outstanding and $354.8 million was available to borrow under the Credit Agreement.
For a further description of the Credit Agreement, please refer to Note 6, “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Senior Notes Offering
On November 21, 2023, we issued $400.0 million aggregate principal amount of the 2028 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A (“Rule 144A”) under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S (“Regulation S”) under the Securities Act. Interest on the 2028 Senior Notes accrues at a rate of 8.750% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2024. The 2028 Senior Notes mature on December 15, 2028. The terms of the 2028 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Fourth Supplemental Indenture thereto, dated as of November 21, 2023, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Regions Bank, as trustee.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $357.0 million as of December 31, 2023. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of December 31, 2023 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the year ended December 31, 2023, we did not repurchase any shares of our common stock. During the years ended December 31, 2022 and 2021, we repurchased 892,916 shares of our common stock for $95.1 million to be held as treasury stock and 1,288,563 shares of our common stock for $193.8 million to be held as treasury stock, respectively. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of December 31, 2023, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $57.0 million during the year ended December 31, 2023. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the year ended December 31, 2023 was primarily driven by cash outflow from the $255.5 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity, partially offset by net income of $199.2 million, as well as the $16.2 million increase and $18.3 million decrease in the net change in accounts receivable, and accrued expenses and other liabilities, respectively.
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
Investing Activities
Net cash used in investing activities was $13.6 million during the year ended December 31, 2023, primarily due to additional investments in unconsolidated entities, net of return of capital from unconsolidated entities.
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
Financing Activities
Net cash provided by financing activities was $87.6 million during the year ended December 31, 2023, primarily driven by $887.3 million of borrowings under our credit agreement then in effect and $50.4 million of proceeds related to financing arrangements with a third-party land banker. These were partially offset by $746.0 million of repayments on our credit agreement then in effect, net of payments of $95.0 million related to a financing arrangement with a third-party land banker.

Net cash provided by financing activities was $357.9 million during the year ended December 31, 2022, primarily driven by $618.9 million of borrowings under our credit agreement then in effect and $149.5 million of proceeds related to financing arrangements with a third-party land banker. These were partially offset by $308.0 million of repayments on our credit agreement then in effect and by $95.1 million in payments for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock.
Net cash provided by financing activities during the year ended December 31, 2021 was $63.3 million, primarily driven by borrowings of $1.2 billion under our credit agreement then in effect and the 2029 Senior Notes, offset by $969.0 million of payments associated with the 2026 Senior Notes and our credit agreement then in effect and by the $193.8 million payment for shares of our common stock repurchased under our stock repurchase program to be held as treasury stock.
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
Impairment of Real Estate Inventories
Real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales prices and/or margins are trending downward and are anticipated to continue to trend downward. Due largely to the relatively short development and construction periods for our communities and our growth, we have experienced limited circumstances during 2023, 2022 or 2021 that are indicators of impairment. Our future sales and margins may be impacted by our inability to realize continued growth, increased cost associated with holding and developing land, local economic factors, pressure on home sales prices, increased carrying costs, and insufficient access to labor and materials at reasonable costs. For individual communities with indicators of impairment, we perform additional analysis to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the asset, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model; changes to the expected cash flows may lead to changes in the outcome of our impairment analysis.
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
To the extent that any deposits are nonrefundable and the associated land acquisition process is terminated or no longer determined probable, the deposit and any related pre-acquisition costs (e.g. due diligence costs) are charged to general and administrative expense. Assessments are made on each agreement based on criteria including, but not limited to, market absorption, historical and current average sales price per home, timing of purchase and size of land parcel. We terminated $3.6 million, $6.7 million and $2.4 million of nonrefundable pre-acquisition costs or controlled lots deposits for the years ended December 31, 2023, 2022 and 2021, respectively. We regularly review the likelihood of the acquisition of contracted lots in conjunction with our periodic real estate impairment analysis.
Warranty Reserves
We have provided homebuyers with a one-year warranty on the house and a ten-year limited warranty for major defects in structural elements. Estimated future direct warranty costs are assessed monthly on a consistent basis as part of our policy and accrued and charged to cost of sales in connection with our home sales.
The primary assumption to record amounts accrued for our warranty liability is based upon a trailing 120 month period of historical warranty cost experience on a per house basis established based on (i) trends in historical warranty payment levels, (ii) the historical range of amounts paid per house, (iii) any warranty expenditures not considered to be normal and recurring, and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built, the geographic areas in which they are built, and potential impacts of our expansion. Our analysis also considers improvements in quality control and construction techniques expected to impact future warranty expenditures and the expertise of our personnel. Our warranty reserves are reviewed quarterly to assess the reasonableness and adequacy and we make adjustments to the balance of the pre-existing reserves, as needed, to reflect changes in trends and historical data as information becomes available. We increased our warranty reserve by $2.9 million, $2.9 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt ($300.0 million aggregate principal amount of the 2029 Senior Notes, $400.0 million aggregate principal amount of the 2028 Senior Notes and certain inventory related obligations) and variable-rate debt (our $1.205 billion Credit Agreement) as part of financing our operations. We do not have the obligation to prepay the 2029 Senior Notes, the 2028 Senior Notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” in Item 1A. Risk Factors.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of December 31, 2023, we had $569.6 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of December 31, 2023 was SOFR plus 1.85%. At December 31, 2023, SOFR was 5.36%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $5.7 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LGI Homes, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.
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

Land development costs
Description of the Matter
For the year ended December 31, 2023, the Company’s cost of sales was approximately $1.8 billion, which includes construction costs of each closed home and allocable land acquisition and land development costs, capitalized interest, and other related costs. As discussed in Note 2 to the consolidated financial statements, land development costs that are not specifically identifiable to a home are allocated on a pro rata basis. At the time of home closings, land development activities may not be finalized. To recognize the appropriate amount of cost of sales, the Company estimates the total remaining development costs. Estimates are affected by changes to the land development project’s schedule; the cost of labor, materials, and subcontractors; and potential cost reimbursements from various municipalities.
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
Houston, Texas
February 20, 2024

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$48,978	$31,998
Accounts receivable	41,319	25,143
Real estate inventory	3,107,648	2,898,296
Pre-acquisition costs and deposits	30,354	25,031
Property and equipment, net	45,522	32,997
Other assets	113,849	93,159
Deferred tax assets, net	8,163	6,186
Goodwill	12,018	12,018
Total assets	$3,407,851	$3,124,828

LIABILITIES AND EQUITY
Accounts payable	$31,616	$25,287
Accrued expenses and other liabilities	271,872	340,128
Notes payable	1,248,332	1,117,001
Total liabilities	1,551,820	1,482,416

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,521,120 shares issued and 23,581,648 shares outstanding as of December 31, 2023 and 27,245,278 shares issued and 23,305,806 shares outstanding as of December 31, 2022	275	272
Additional paid-in capital	321,062	306,673
Retained earnings	1,889,716	1,690,489
Treasury stock, at cost, 3,939,472 shares as of December 31, 2023 and December 31, 2022	(355,022)	(355,022)
Total equity	1,856,031	1,642,412
Total liabilities and equity	$3,407,851	$3,124,828

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022	2021

Home sales revenues	$2,358,580	$2,304,455	$3,050,149

Cost of sales	1,816,393	1,657,855	2,232,115
Selling expenses	191,582	144,928	170,005
General and administrative	117,350	111,565	100,331
Operating income	233,255	390,107	547,698
Loss on extinguishment of debt	—	—	13,976
Other income, net	(28,499)	(28,009)	(9,053)
Net income before income taxes	261,754	418,116	542,775
Income tax provision	62,527	91,549	113,130
Net income	$199,227	$326,567	$429,645
Earnings per share:
Basic	$8.48	$13.90	$17.46
Diluted	$8.42	$13.76	$17.25

Weighted average shares outstanding:
Basic	23,507,136	23,486,465	24,607,231
Diluted	23,648,548	23,730,770	24,908,991

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2020	26,741,554	$267	$270,598	$934,277	$(66,137)	$1,139,005
Net income	—	—	—	429,645	—	429,645
Stock repurchase	—	—	—	—	(193,783)	(193,783)
Restricted stock units granted for accrued annual bonuses	—	—	272	—	—	272
Compensation expense for equity awards	—	—	13,595	—	—	13,595
Stock issued under employee incentive plans	222,361	2	7,112	—	—	7,114
BALANCE—December 31, 2021	26,963,915	$269	$291,577	$1,363,922	$(259,920)	$1,395,848
Net income	—	—	—	326,567	—	326,567
Stock repurchase	—	—	—	—	(95,102)	(95,102)
Restricted stock units granted for accrued annual bonuses	—	—	294	—	—	294
Compensation expense for equity awards	—	—	9,188	—	—	9,188
Stock issued under employee incentive plans	281,363	3	5,614	—	—	5,617
BALANCE—December 31, 2022	27,245,278	$272	$306,673	$1,690,489	$(355,022)	$1,642,412
Net income	—	—	—	199,227	—	199,227
Restricted stock units granted for accrued annual bonuses	—	—	206	—	—	206
Compensation expense for equity awards	—	—	8,926	—	—	8,926
Stock issued under employee incentive plans	275,842	3	5,257	—	—	5,260
BALANCE—December 31, 2023	27,521,120	$275	$321,062	$1,889,716	$(355,022)	$1,856,031

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2023	2022	2021

Cash flows from operating activities:
Net income	$199,227	$326,567	$429,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(12,834)	(5,507)	—
Distributions of earnings from unconsolidated entities	14,825	4,593	—
Depreciation and amortization	2,408	1,576	1,154
Loss on extinguishment of debt	—	—	13,976
Gain on sale of interest rate cap	—	(7,055)	—
Gain on disposal of assets	(1,634)	(2,206)	(717)
Compensation expense for equity awards	8,926	9,188	13,595
Deferred income taxes	(1,977)	12	788
Changes in assets and liabilities:
Accounts receivable	(16,176)	32,766	58,030
Real estate inventory	(255,518)	(823,919)	(463,643)
Pre-acquisition costs and deposits	(5,322)	15,671	3,238
Other assets	23,033	8,696	(28,689)
Accounts payable	6,330	11,115	(760)
Accrued expenses and other liabilities	(18,256)	58,052	(4,917)
Net cash provided by (used in) operating activities	(56,968)	(370,451)	21,700
Cash flows from investing activities:
Purchases of property and equipment	(1,443)	(1,187)	(1,729)
Investment in unconsolidated entities	(17,889)	(5,016)	(1,692)
Return of capital from unconsolidated entities	5,684	235	—
Payment for business acquisitions	—	—	(66,970)
Net cash used in investing activities	(13,648)	(5,968)	(70,391)
Cash flows from financing activities:
Proceeds from notes payable	887,283	618,910	1,239,818
Payments on notes payable	(746,000)	(308,000)	(969,000)
Proceeds from financing arrangements	50,402	149,526	—
Payments on financing arrangements	(95,027)	(8,813)	—
Redemption premium	—	—	(10,314)
Loan issuance costs	(14,322)	(4,235)	(10,572)
Proceeds from sale of stock, net of offering expenses	5,260	5,617	7,114
Stock repurchases	—	(95,102)	(193,783)
Net cash provided by financing activities	87,596	357,903	63,263
Net increase (decrease) in cash and cash equivalents	16,980	(18,516)	14,572
Cash and cash equivalents, beginning of year	31,998	50,514	35,942
Cash and cash equivalents, end of year	$48,978	$31,998	$50,514
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
We have land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns. In consideration for this repurchase option, we paid a non-refundable commitment fee. Based on our right to control the ultimate economic outcome of these finished lots, these assets will continue to be held as real estate not owned within our inventory as shown in tabular form in Note 3 and have a corresponding obligation within our accrued liabilities as more fully discussed in Note 5 to recognize this relationship. While we are not legally obligated to repurchase the balance of the lots, we are subject to certain performance obligations, financial and other penalties if the lots are not purchased. We do not have any ownership interest or title to the assets that we have sold to the land banker and we do not guarantee any of the land banker’s liabilities.
Interest and financing costs incurred under our debt obligations and financing arrangements, as more fully discussed in Note 6 and Note 5, respectively, are capitalized to qualifying real estate projects under development and homes under construction.
In accordance with ASC Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model. As of December 31, 2023 and 2022, the real estate inventory is stated at cost; there were no inventory impairment charges recorded during the years ended December 31, 2023, 2022 and 2021.
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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of December 31, 2023 and 2022, we were not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposits.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
Other Assets
Other assets consist primarily of municipal utility district reimbursements, prepaid insurance, prepaid expenses, financing arrangement commitment fees, right-of-use (“ROU”) assets, investments in unconsolidated entities, land held for sale, forward commitments and other receivables. Our prepaid insurance and prepaid expenses were $6.9 million and $8.3 million as of December 31, 2023 and 2022, respectively.
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
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recorded in general and administrative expenses and in other income, net for rental properties. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in other income, net. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from two to five years for property and equipment and 27.5 years for our rental properties. Leasehold improvements are depreciated over the shorter of the asset life or the term of the lease. Maintenance and repair costs are expensed as incurred.
Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout the remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the years ended December 31, 2023, 2022 and 2021.
Goodwill
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC 805, Business Combinations. Goodwill that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The $12.0 million of goodwill is related to the reorganization transactions completed in connection with the initial public offering of our common stock in November 2013. In applying the goodwill impairment test, we have the option to perform a qualitative test. Under the optional qualitative test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing a quantitative test is necessary. Annually, we have performed a qualitative analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. No goodwill impairment charges were recorded in 2023, 2022 and 2021.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $33.1 million, $18.7 million and $7.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the impact that this standard will have on our financial statements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the impact that this standard will have on our financial statements.
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	December 31,
	2023	2022
Land, land under development, and finished lots	$2,099,133	$1,911,307
Information centers	47,936	35,074
Homes in progress	313,124	287,069
Completed homes	542,996	523,054
Total owned inventory	3,003,189	2,756,504
Real estate not owned	104,459	141,792
Total real estate inventory	$3,107,648	$2,898,296

Our real estate not owned relates to land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. See “Real Estate Inventory” under Note 2 for more information.

4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022

Rental properties	$43,324	$29,833
Computer software and equipment	3,946	3,894
Leasehold improvements	1,722	1,466
Furniture and fixtures	2,091	1,060
Machinery and equipment	231	127
Total property and equipment	51,314	36,380
Less: Accumulated depreciation	(5,792)	(3,383)
Property and equipment, net	$45,522	$32,997
During the year ended December 31, 2023, we transferred $13.5 million of home assets from real estate inventory to rental properties within property and equipment, net. We are lessors of the homes representing these home assets. Our leasing contracts are typically for terms of one year.
Depreciation expense incurred for the years ended December 31, 2023, 2022 and 2021 was $2.4 million, $1.6 million and $1.1 million, respectively.
5.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Land banking financing arrangements	104,459	141,792
Real estate inventory development and construction payable	71,193	73,678
Accrued compensation, bonuses and benefits	22,550	12,900
Taxes payable	14,694	47,037
Warranty reserve	13,600	10,750
Accrued interest	13,522	10,906
Inventory related obligations	11,924	13,039
Lease liability	4,947	5,182
Contract deposits	2,909	5,545
Other	12,074	19,299
Total accrued expenses and other liabilities	$271,872	$340,128
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
Changes to our warranty accrual are as follows (in thousands):

	December 31,
	2023	2022	2021
Warranty reserves, beginning of period	$10,750	$7,850	$5,350
Warranty provision	8,510	11,488	11,223
Warranty expenditures	(5,660)	(8,588)	(8,723)
Warranty reserves, end of period	$13,600	$10,750	$7,850
6.     NOTES PAYABLE
Revolving Credit Agreement
On December 5, 2023, we entered into a Fourth Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Fourth Amendment”), which amended the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended to date, including the Fourth Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.205 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on April 28, 2028 with respect to $960.0 million, or 79.7%, of the $1.205 billion of commitments thereunder and on April 28, 2025 with respect to 20.3% of the commitments thereunder.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of December 31, 2023, the borrowing base under the Credit Agreement was $1.7 billion, of which the maximum available to borrow was $1.205 billion. As of December 31, 2023, borrowings under the Credit Agreement and the outstanding principal amount of the 2029 Senior Notes and the 2028 Senior Notes totaled $1.3 billion, $28.1 million of letters of credit were outstanding and $354.8 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At December 31, 2023, the Applicable Margin was 1.85%, and SOFR was 5.36%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2023, we were in compliance with all of the covenants contained in the Credit Agreement.
Senior Notes Offering
On November 21, 2023, we issued $400.0 million aggregate principal amount of the 2028 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A (“Rule 144A”) under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S (“Regulation S”) under the Securities Act. Interest on the 2028 Senior Notes accrues at a rate of 8.750% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June

15, 2024. The 2028 Senior Notes mature on December 15, 2028. The terms of the 2028 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Fourth Supplemental Indenture thereto, dated as of November 21, 2023, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Regions Bank, as trustee.
On June 28, 2021, we issued $300.0 million aggregate principal amount of the 2029 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A, and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S. Interest on the 2029 Senior Notes accrues at a rate of 4.000% per annum, payable semi-annually in arrears on January 15 and July 15 of each year. The 2029 Senior Notes mature on July 15, 2029. The terms of the 2029 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Third Supplemental Indenture thereto, dated as of June 28, 2021, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Wilmington Trust, National Association, as trustee.
Notes payable consist of the following (in thousands):

	December 31,
	2023	2022
Notes payable under the Credit Agreement ($1.205 billion revolving credit facility at December 31, 2023) maturing in part on April 28, 2025 and in part on April 28, 2028; interest paid monthly at SOFR plus 1.85%.	$569,633	$828,350
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%.	300,000	300,000
8.750% Senior Notes due December 15, 2028; interest paid semi-annually at 8.750%.	400,000	—
Net debt issuance costs	(21,301)	(11,349)
Total notes payable	$1,248,332	$1,117,001

As of December 31, 2023, the annual aggregate maturities of notes payable during each of the next five fiscal years are as follows (in thousands):

Amount
2024	$—
2025	115,818
2026	—
2027	—
2028	853,815
Thereafter	300,000
Total notes payable	1,269,633
Less: Debt issuance costs	(21,301)
Net notes payable	$1,248,332

Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest incurred	$87,604	$49,281	$28,360
Less: Amounts capitalized	(87,604)	(49,281)	(28,360)
Interest expense	$—	$—	$—

Cash paid for interest	$80,963	$41,593	$28,850
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $4.0 million, $3.5 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
7.     INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
Current:
Federal	$54,013	$77,922	$95,343
State	10,492	13,615	16,999
Current tax provision	64,505	91,537	112,342
Deferred:
Federal	(1,638)	33	751
State	(340)	(21)	37
Deferred tax provision (benefit)	(1,978)	12	788
Total income tax provision	$62,527	$91,549	$113,130
 Income taxes paid were $96.5 million, $56.9 million and $127.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023		2022		2021
Tax at federal statutory rate	$54,968	21.0%	$87,805	21.0%	$114,081	21.0%
State income taxes (net of federal benefit)	8,052	3.1	10,749	2.6	13,467	2.5
Stock-based compensation	(2,230)	(0.9)	(2,199)	(0.5)	(2,243)	(0.4)
Non deductible expenses and other	3,033	1.2	4,313	1.0	4,343	0.8
Change in tax rates - deferred taxes	(89)	—	23	—	(367)	(0.1)
Federal energy efficient homes tax credits	(1,207)	(0.5)	(9,142)	(2.2)	(16,151)	(3.0)
Tax at effective rate	$62,527	23.9%	$91,549	21.9%	$113,130	20.8%
The 2023 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings and non-deductible salaries related to Section 162(m) of the U.S. Internal Revenue Code, as amended (the “Code”), partially offset by the deductions in excess of compensation cost (“windfalls”) for share-based payments and benefits associated with the federal energy efficient homes tax credits enacted into law in December 2019 (the “45L Tax Credits”). The 2022 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings and non-deductible salaries related to Section 162(m) of the Code, partially offset by benefits associated with the 45L Tax Credits and the windfalls for share-based payments. The 2021 effective tax rate differs from the federal statutory rate primarily due to benefits associated with the 45L Tax Credits and the windfalls for share-based payments, partially offset by state income tax expense on current year earnings and non-deductible salaries related to Section 162(m) of the Code.
Income tax expense for 2023, 2022 and 2021 includes a benefit of $1.2 million, $9.1 million and $16.2 million, respectively, associated with the extension of federal energy efficient homes tax credits. The federal energy efficient homes tax credit provision applies to qualifying homes closed through December 31, 2023.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of net deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accruals and reserves	$6,222	$3,947
Stock-based compensation	2,271	3,210
Inventory	1,197	1,060
Leases	891	926
Other	2,381	1,673
Total deferred tax assets	12,962	10,816
Deferred tax liabilities:
Prepaids	(1,242)	(1,550)
Leases	(1,076)	(1,103)
Goodwill and other assets amortized for tax	(1,126)	(982)
Tax depreciation in excess of book depreciation	(827)	(707)
Other	(528)	(288)
Total deferred tax liabilities	(4,799)	(4,630)
Total net deferred tax assets	$8,163	$6,186
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
8.     EQUITY
We are authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2023 and 2022, no shares of preferred stock were issued or outstanding.
At December 31, 2023, we had 27,521,120 shares of common stock issued and 23,581,648 shares of common stock outstanding, including 3,939,472 treasury shares of our common stock. At December 31, 2022, we had 27,245,278 shares of common stock issued and 23,305,806 shares of common stock outstanding, including 3,939,472 treasury shares of our common stock.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the year ended December 31, 2023, we did not repurchase any shares of our common stock. During the years ended December 31, 2022 and 2021, we repurchased 892,916 shares of our common stock for 95.1 million to be held as treasury stock and 1,288,563 shares of our common stock for $193.8 million to be held as treasury stock, respectively. A total of 2,939,472 shares of our common stock has been repurchased since our stock repurchase program commenced. As of December 31, 2023, we may purchase up to $211.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022, and 2021.

	For the Year Ended December 31,
	2023	2022	2021
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$199,227	$326,567	$429,645
Denominator:
Basic weighted average shares outstanding	23,507,136	23,486,465	24,607,231
Effect of dilutive securities:
Stock-based compensation units	141,412	244,305	301,760
Diluted weighted average shares outstanding	23,648,548	23,730,770	24,908,991

Basic earnings per share	$8.48	$13.90	$17.46
Diluted earnings per share	$8.42	$13.76	$17.25
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	11,412	50,003	5,970
9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
A total of 2,680,172 shares of our common stock have been reserved for issuance under the LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Incentive Plan”). There were 133,359 restricted stock units (“RSUs”) outstanding at December 31, 2023, issued at a $0.00 exercise price.
The following table summarizes the activity of our time-vested RSUs:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	142,738	$62.54
Granted	29,664	$144.17
Vested	(47,213)	$65.99
Forfeited	(7,315)	$76.15
Balance at December 31, 2021	117,874	$80.85
Granted	83,251	$110.03
Vested	(46,981)	$66.57
Forfeited	(7,905)	$101.48
Balance at December 31, 2022	146,239	$100.93
Granted	48,946	$109.47
Vested	(53,894)	$71.84
Forfeited	(7,932)	$115.05
Balance at December 31, 2023	133,359	$114.98

In 2023, we issued 22,912 RSUs to senior management for the time-based portion of our 2023 long-term incentive compensation program and 8,256 RSUs for 2022 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2022, we issued 16,731 RSUs to senior management for the time-based portion of our 2022 long-term incentive compensation program and 10,404 RSUs for 2021 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2021, we issued 11,511 RSUs to senior management for the time-based portion of our 2021 long-term incentive compensation program and 8,094 RSUs for 2020 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In addition, during the years ended December 31, 2023, 2022 and 2021, we issued 17,778, 56,116 and 10,059 RSUs, respectively, to certain employees, executives and non-employee directors, which vest over periods ranging from one to three years. Under the terms of the grant award agreements, all of the RSUs may only be settled in shares of our common stock.
We recognized $4.9 million, $3.6 million, and $3.3 million of stock-based compensation expense related to outstanding RSUs for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, we had unrecognized compensation cost of $7.8 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.8 years.
Performance-Based Restricted Stock Units
The Compensation Committee of the Board has granted awards of performance-based RSUs (“PSUs”) under the 2013 Incentive Plan to certain members of senior management based on three-year performance cycles. At December 31, 2023, there were 178,906 PSUs outstanding that have been granted to certain members of management at a $0.00 exercise price. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year periods. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The terms of the PSUs provide that the payouts will be capped at 100% of the target number of PSUs granted if absolute total stockholder return is negative during the performance period, regardless of EPS performance; this market condition applies for amounts recorded above target. The compensation expense associated with the PSU grants is determined using the derived grant date fair value, based on a third-party valuation analysis, and expensed over the applicable period. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs can only be settled in shares of our common stock.
The following table summarizes the activity of our PSUs:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2022	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding at December 31, 2023	Weighted Average Grant Date Fair Value
2020	2020 - 2022	84,435	—	—	(84,435)	—	$59.81
2021	2021 - 2023	44,011	—	(852)	—	43,159	$141.00
2022	2022 - 2024	64,382	—	(1,078)	—	63,304	$118.80
2023	2023 - 2025	—	72,443	—	—	72,443	$104.36
Total		192,828	72,443	(1,930)	(84,435)	178,906
At December 31, 2023, management estimates that the recipients will receive approximately 101%, 0%, and 83.2% of the 2023, 2022, and 2021 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $2.9 million, $4.5 million, and $9.0 million of total stock-based compensation expense related to PSUs for the years ended December 31, 2023, 2022 and 2021, respectively. The 2020 - 2022 performance period PSUs vested and issued on February 27, 2023 at 200% of the target number. At December 31, 2023, we had unrecognized compensation cost of $6.2 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.1 years.
Employee Stock Purchase Plan
The LGI Homes, Inc. Employee Stock Purchase Plan (the “ESPP”) provides for employees to make quarterly elections for payroll withholdings to purchase shares of our common stock at a 15% discount from the closing price of our common stock on the purchase date, which is the last business day of each calendar quarter. During the years ended December 31, 2023, 2022 and 2021, we issued 53,078, 73,461, and 55,068 shares of our common stock to the ESPP participants. We received net proceeds of approximately $5.3 million, $5.6 million and $7.1 million related to the ESPP for 2023, 2022, and 2021, respectively. We recognized $0.9 million, $1.0 million, and $1.3 million in stock compensation expense related to the ESPP for 2023, 2022, and 2021, respectively. The ESPP contributions are not refundable (other than in the case of termination of employment) and, therefore, the shares purchasable with the amounts withheld are included in weighted-average shares outstanding for both basic and diluted earnings per share. The maximum aggregate number of shares of our common stock which may be issued pursuant to the ESPP is 500,000 shares, and as of December 31, 2023, 106,715 shares of our common stock remain available for issuance under the ESPP.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities, approximate their carrying amounts due to the short-term nature of these instruments. As of December 31, 2023, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of each of the 2029 Senior Notes and the 2028 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at December 31, 2023 and 2022 (in thousands):

		December 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$296,381	$300,000	$246,969
2028 Senior Notes (1)	Level 2	$400,000	$486,306	$—	$—
(1)See Note 6 for more details regarding the offerings of the 2029 Senior Notes and the 2028 Senior Notes.
11.    RELATED PARTY TRANSACTIONS
Land Purchases from Affiliates
We did not enter into or complete any related party transactions during the years ended December 31, 2023 and 2022.
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
12.     RETIREMENT BENEFITS
Our employees are eligible to participate in a 401(k) savings plan. Employees are eligible to participate beginning in the quarterly period after completing 30 days of service and attaining the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum permitted by law. We may make a discretionary match of up to 100% of the first 4% of an eligible employee’s deferral, not to exceed the maximum allowed by law. For the years ended December 31, 2023, 2022 and 2021, our matching contributions were $4.4 million, $4.5 million and $4.6 million, respectively.
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

	December 31,
	2023	2022
Land deposits and option payments (1)	$26,955	$22,406
Commitments under the land purchase contracts if the purchases are consummated	$513,941	$411,776
Lots under land purchase contracts (1)	15,750	13,184
(1) Includes land banking financing arrangements, see Note 3 and Note 5 for more details regarding real estate not owned.
As of December 31, 2023 and 2022, approximately $11.4 million and $12.8 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $4.6 million and $4.9 million as of December 31, 2023 and 2022, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $4.9 million and $5.2 million as of December 31, 2023 and 2022, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, totaled $2.5 million, $2.1 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the years ended December 31, 2023 and 2022 was $1.9 million and $1.8 million, respectively. As of December 31, 2023, the weighted-average discount rate was 5.9% and our weighted-average remaining life was 2.6 years. We do not have any significant lease contracts that have not yet commenced at December 31, 2023.

The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2023 (in thousands):

Year Ending December 31,	Operating leases
2024	$1,535
2025	1,307
2026	1,145
2027	1,022
2028	582
Thereafter	13
Total	5,604
Lease amount representing interest	(657)
Present value of lease liabilities	$4,947
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $357.0 million (including $28.1 million of letters of credit issued under the Credit Agreement) and $368.1 million (including $9.1 million of letters of credit issued under our credit agreement then in effect) at December 31, 2023 and 2022, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds, or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.
Investment in Unconsolidated Entities
As of December 31, 2023, we had one equity-method land joint venture and two additional joint ventures engaged in mortgage and insurance activities that primarily provide services to our homebuyers. As of December 31, 2023 and 2022, we have a total of $21.5 million and $11.2 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities was $12.8 million and $5.5 million, within other income, net on the statement of operations for the years ended December 31, 2023 and 2022, respectively. We did not have any income recognized for our investment in unconsolidated entities for the year ended December 31, 2021.
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Retail home sales revenues	$2,156,237	$1,963,896	$2,700,866
Wholesale home sales revenues	202,343	340,559	349,283
Total home sales revenues	$2,358,580	$2,304,455	$3,050,149

The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 15 (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Central	$730,688	$1,011,844	$1,252,782
Southeast	556,808	455,340	594,742
Northwest	251,171	253,416	510,497
West	381,102	300,968	351,219
Florida	438,811	282,887	340,909
Home sales revenues	$2,358,580	$2,304,455	$3,050,149
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
15.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West and Florida divisions) that we aggregate into five qualifying reportable segments at December 31, 2023: our Central, Southeast, Northwest, West and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations. The Central division is our largest division and comprised approximately 31.0%, 43.9% and 41.1% of total home sales revenues for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Financial information relating to our reportable segments was as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Revenues:
Central	$730,688	$1,011,844	$1,252,782
Southeast	556,808	455,340	594,742
Northwest	251,171	253,416	510,497
West	381,102	300,968	351,219
Florida	438,811	282,887	340,909
Total home sales revenues	$2,358,580	$2,304,455	$3,050,149

Net income (loss) before income taxes:
Central	$87,246	$213,151	$242,615
Southeast	79,721	88,382	105,572
Northwest	23,900	51,006	115,002
West	29,543	26,643	50,809
Florida	48,862	37,786	49,927
Corporate (1)	(7,518)	1,148	(21,150)
Total net income before income taxes	$261,754	$418,116	$542,775
(1) The Corporate balance consists of general and administration unallocated costs for various shared service functions and non-strategic other income, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments. Additionally, for the year ended December 31, 2022, the Corporate balance includes the $7.1 million gain on the sale of the three-year interest rate cap of LIBOR prior to its expiration. Also, for the year ended December 31, 2021, the Corporate balance includes $14.0 million of loss on extinguishment of debt.

	December 31,
Assets:	2023	2022
Central	$1,026,303	$986,779
Southeast	664,877	633,542
Northwest	528,319	485,086
West	671,558	599,714
Florida	420,286	334,824
Corporate (1)	96,508	84,883
Total assets	$3,407,851	$3,124,828
(1) The Corporate balance consists primarily of cash and investments in unconsolidated entities. Additionally, at December 31, 2022, the Corporate balance includes tax receivables.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In connection with respect to the preparation of the Company’s annual consolidated financial statements, and the processes under which they were prepared, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited LGI Homes, Inc.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LGI Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

Houston, Texas
February 20, 2024

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2024 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2024 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2024 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2024 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2024 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Equity from December 31, 2020 to December 31, 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements for the years ended December 31, 2023, 2022 and 2021

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

3.2
Certificate of Amendment of Certificate of Incorporation of LGI Homes, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 1, 2023).

3.3
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

4.3
Third Supplemental Indenture, dated as of June 28, 2021, among LGI Homes, Inc., the subsidiary guarantors listed therein and Wilmington Trust, National Association, as trustee, governing LGI Homes, Inc.’s 4.000% Senior Notes due 2029, including the form of the Notes (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on June 28, 2021).

4.4
Fourth Supplemental Indenture, dated as of November 21, 2023, among LGI Homes, Inc., the subsidiary guarantors listed therein and Regions Bank, as trustee, governing LGI Homes, Inc.’s 8.750% Senior Notes due 2028, including the form of the Notes (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36126 ) of LGI Homes, Inc. filed with the SEC on November 21, 2023).

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

10.4
Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 4, 2021).

10.5
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 22, 2022, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 3, 2022).

10.6
Lender Addition and Acknowledgement Agreement and Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 29, 2022, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 3, 2022).

10.7
Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 28, 2023, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on May 2, 2023).

10.8
Fourth Amendment to Fifth Amended and Restated Credit Agreement dated as of December 5, 2023, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on December 11, 2023).

21.1*	List of Subsidiaries of LGI Homes, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy for the Recovery of Erroneously Awarded Compensation
101.INS†	Inline XBRL Instance Document — the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

†	XBRL information is deemed not filed or a part of a registration statement or Annual Report for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGI Homes, Inc.

Date:	February 20, 2024	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lipar	Chief Executive Officer and Chairman of the Board	February 20, 2024
Eric Lipar	(Principal Executive Officer)

/s/ Charles Merdian	Chief Financial Officer and Treasurer	February 20, 2024
Charles Merdian	(Principal Financial and Accounting Officer)

/s/ Ryan Edone	Director	February 20, 2024
Ryan Edone

/s/ Shailee Parikh	Director	February 20, 2024
Shailee Parikh

/s/ Bryan Sansbury	Director	February 20, 2024
Bryan Sansbury

/s/ Maria Sharpe	Director	February 20, 2024
Maria Sharpe

/s/ Steven Smith	Director	February 20, 2024
Steven Smith

/s/ Robert Vaharadian	Director	February 20, 2024
Robert Vaharadian