Form 10-Q
period 2024-03-31
LGI Homes, Inc.
filed 2024-04-30
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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

As of April 26, 2024, there were 23,567,441 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$48,996	$48,978
Accounts receivable	27,151	41,319
Real estate inventory	3,229,100	3,107,648
Pre-acquisition costs and deposits	31,764	30,354
Property and equipment, net	49,775	45,522
Other assets	116,813	113,849
Deferred tax assets, net	7,269	8,163
Goodwill	12,018	12,018
Total assets	$3,522,886	$3,407,851

LIABILITIES AND EQUITY
Accounts payable	$46,156	$31,616
Accrued expenses and other liabilities	224,307	271,872
Notes payable	1,383,220	1,248,332
Total liabilities	1,653,683	1,551,820

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,596,140 shares issued and 23,567,441 shares outstanding as of March 31, 2024 and 27,521,120 shares issued and 23,581,648 shares outstanding as of December 31, 2023	276	275
Additional paid-in capital	327,182	321,062
Retained earnings	1,906,769	1,889,716
Treasury stock, at cost, 4,028,699 shares as of March 31, 2024 and 3,939,472 shares as of December 31, 2023	(365,024)	(355,022)
Total equity	1,869,203	1,856,031
Total liabilities and equity	$3,522,886	$3,407,851

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Home sales revenues	$390,851	$487,357

Cost of sales	299,450	388,541
Selling expenses	41,128	42,805
General and administrative	31,540	29,960
Operating income	18,733	26,051
Other income, net	(4,361)	(6,297)
Net income before income taxes	23,094	32,348
Income tax provision	6,041	5,386
Net income	$17,053	$26,962
Earnings per share:
Basic	$0.72	$1.15
Diluted	$0.72	$1.14

Weighted average shares outstanding:
Basic	23,578,576	23,381,294
Diluted	23,675,353	23,629,779

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2023	27,521,120	$275	$321,062	$1,889,716	$(355,022)	$1,856,031
Net income	—	—	—	17,053	—	17,053
Restricted stock units granted for accrued annual bonuses	—	—	786	—	—	786
Stock repurchase	—	—	—	—	(10,002)	(10,002)
Compensation expense for equity awards	—	—	3,829	—	—	3,829
Stock issued under employee incentive plans	75,020	1	1,505	—	—	1,506
BALANCE— March 31, 2024	27,596,140	$276	$327,182	$1,906,769	$(365,024)	$1,869,203

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2022	27,245,278	$272	$306,673	$1,690,489	$(355,022)	$1,642,412
Net income	—	—	—	26,962	—	26,962
Restricted stock units granted for accrued annual bonuses	—	—	206	—	—	206
Compensation expense for equity awards	—	—	3,103	—	—	3,103
Stock issued under employee incentive plans	226,928	3	1,543	—	—	1,546
BALANCE— March 31, 2023	27,472,206	$275	$311,525	$1,717,451	$(355,022)	$1,674,229

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$17,053	$26,962
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(2,043)	(2,245)
Distributions of earnings from unconsolidated entities	1,796	2,425
Depreciation and amortization	673	482
Compensation expense for equity awards	3,829	3,103
Deferred income taxes	894	1,059
Changes in assets and liabilities:
Accounts receivable	14,169	3,273
Real estate inventory	(139,593)	15,945
Pre-acquisition costs and deposits	(1,410)	(1,394)
Other assets	7,216	22,290
Accounts payable	14,539	14,653
Accrued expenses and other liabilities	(16,616)	(8,953)
Net cash provided by (used in) operating activities	(99,493)	77,600
Cash flows from investing activities:
Purchases of property and equipment	(1,001)	(76)
Proceeds from sale of assets	3,019	—
Investment in unconsolidated entities	—	(5,919)
Return of capital from unconsolidated entities	—	1,140
Net cash provided by (used in) investing activities	2,018	(4,855)
Cash flows from financing activities:
Proceeds from notes payable	172,422	32,890
Payments on notes payable	(39,000)	(105,000)
Proceeds from financing arrangements	—	26,885
Payments on financing arrangements	(27,336)	(17,886)
Loan issuance costs	(97)	(212)
Proceeds from sale of stock, net of offering expenses	1,506	1,546
Stock repurchase	(10,002)	—
Net cash provided by (used in) financing activities	97,493	(61,777)
Net increase in cash and cash equivalents	18	10,968
Cash and cash equivalents, beginning of period	48,978	31,998
Cash and cash equivalents, end of period	$48,996	$42,966

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
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
The accompanying unaudited financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Land, land under development and finished lots	$2,145,846	$2,099,133
Information centers	52,164	47,936
Homes in progress	419,997	313,124
Completed homes	533,284	542,996
Total owned inventory	3,151,291	3,003,189
Real estate not owned	77,809	104,459
Total real estate inventory	$3,229,100	$3,107,648
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
We build and lease a number of single-family homes in select, existing communities. During the three months ended March 31, 2024, we transferred $3.9 million of home assets from real estate inventory to rental properties within property and equipment, net. We are lessors of the homes representing these home assets. Our leasing contracts are typically for terms of one year.
3.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Land banking financing arrangements	$77,809	$104,459
Real estate inventory development and construction payable	64,443	71,193
Accrued compensation, bonuses and benefits	8,737	22,550
Taxes payable	7,661	14,694
Warranty reserve	14,000	13,600
Accrued interest	20,105	13,522
Inventory related obligations	11,830	11,924
Lease liability	5,077	4,947
Contract deposits	4,244	2,909
Other	10,401	12,074
Total accrued expenses and other liabilities	$224,307	$271,872
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
Inventory Related Obligations
We own lots in certain communities in Florida and Texas that have Community Development Districts or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land, which is typically payable over a 30-year period and is ultimately assumed by the homebuyer when home sales are closed. The obligations assumed by the homebuyer represent a non-cash cost of the lots.
Estimated Warranty Reserve
We generally provide homebuyers with a one-year warranty on the house and a limited warranty for major defects in structural elements, such as framing components and foundation systems, typically ranging from six to ten years depending on the applicable state.
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Warranty reserves, beginning of period	$13,600	$10,750
Warranty provision	1,790	1,852
Warranty expenditures	(1,390)	(1,252)
Warranty reserves, end of period	$14,000	$11,350
4.     NOTES PAYABLE
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of March 31, 2024, the borrowing base under the Credit Agreement was $1.9 billion, and borrowings under the Credit Agreement and the outstanding principal amount of the 2029 Senior Notes and the 2028 Senior Notes totaled approximately $1.4 billion, $22.5 million of letters of credit were outstanding and $442.5 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At March 31, 2024, the Applicable Margin was 1.85%, and SOFR was 5.33%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2024, we were in compliance with all of the covenants contained in the Credit Agreement.
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
Notes payable consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Notes payable under the Credit Agreement ($1.205 billion revolving credit facility at March 31, 2024) maturing in part on April 28, 2025 and in part on April 28, 2028; interest paid monthly at SOFR plus 1.85%	$703,055	$569,633
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
8.750% Senior Notes due December 15, 2028; interest paid semi-annually at 8.750%	400,000	400,000
Net debt issuance costs	(19,835)	(21,301)
Total notes payable	$1,383,220	$1,248,332
Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest incurred	$29,363	$19,169
Less: Amounts capitalized	(29,363)	(19,169)
Interest expense	$—	$—

Cash paid for interest	$21,286	$25,500
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $4.9 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively.
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
For the three months ended March 31, 2024, our effective tax rate of 26.2% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, partially offset by a decrease in the rate for the federal energy efficient homes tax credits.
Income taxes paid were $12.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

6.     EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended March 31, 2024, we repurchased 89,227 shares of our common stock for $10.0 million to be held as treasury stock. During the three months ended March 31, 2023, we did not repurchase any shares of our common stock. A total of 3,028,699 shares of our common stock has been repurchased since our stock repurchase program commenced. As of March 31, 2024, we may purchase up to $201.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$17,053	$26,962
Denominator:
Basic weighted average shares outstanding	23,578,576	23,381,294
Effect of dilutive securities:
Stock-based compensation units	96,777	248,485
Diluted weighted average shares outstanding	23,675,353	23,629,779

Basic earnings per share	$0.72	$1.15
Diluted earnings per share	$0.72	$1.14
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	34,252	24,288
8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Three Months Ended March 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	133,359	$114.98	146,239	$100.93
Granted	54,491	$108.60	36,760	$104.36
Vested	(19,381)	$141.00	(42,124)	$63.47
Forfeited	(599)	$116.18	(2,647)	$113.57
Ending balance	167,870	$109.90	138,228	$113.02

We recognized $1.4 million and $1.1 million of stock-based compensation expense related to outstanding RSUs for the three months ended March 31, 2024 and 2023, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At March 31, 2024, we had unrecognized compensation cost of $11.3 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years.
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
The following table summarizes the activity of our PSUs for the three months ended March 31, 2024:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2023	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding at March 31, 2024	Weighted Average Grant Date Fair Value
2021	2021 - 2023	43,159	—	—	(43,159)	—	$141.00
2022	2022 - 2024	63,304	—	—	—	63,304	$118.80
2023	2023 - 2025	72,443	—	—	—	72,443	$104.36
2024	2024 - 2026	—	70,947	—	—	70,947	$111.94
Total		178,906	70,947	—	(43,159)	206,694
At March 31, 2024, management estimates that the recipients will receive approximately 100.0%, 100.5% and 0.0% of the 2024, 2023 and 2022 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $2.0 million and $1.6 million of total stock-based compensation expense related to outstanding PSUs for the three months ended March 31, 2024 and 2023, respectively. The 2021 - 2023 performance period PSUs vested and issued on February 27, 2024, at 93.6% of the target number. At March 31, 2024, we had unrecognized compensation cost of $12.7 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.6 years.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of March 31, 2024, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of each of the 2029 Senior Notes and the 2028 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at March 31, 2024 and December 31, 2023 (in thousands):

		March 31, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$296,908	$300,000	$296,381
2028 Senior Notes (1)	Level 2	$400,000	$442,706	$400,000	$486,306
(1)See Note 4 for more details regarding the offerings of the 2029 Senior Notes and the 2028 Senior Notes.
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

	March 31, 2024	December 31, 2023
Land deposits and option payments (1)	$28,368	$26,955
Commitments under the land purchase contracts if the purchases are consummated (1)	$537,736	$513,941
Lots under land purchase contracts (1)	15,382	15,750
(1)Includes land banking financing arrangements, see Note 2 and Note 3 for more details regarding real estate not owned.
As of March 31, 2024 and December 31, 2023, approximately $14.6 million and $11.4 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $4.7 million and $4.6 million as of March 31, 2024 and December 31, 2023, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.1 million and $4.9 million as of March 31, 2024 and December 31, 2023, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.4 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the three months ended March 31, 2024 and 2023 was $0.6 million and $0.5 million, respectively. As of March 31, 2024, the weighted-average discount rate was 5.9% and our weighted-average remaining life was 2.4 years. We do not have any significant lease contracts that have not yet commenced at March 31, 2024.
The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2024 (in thousands):

Year Ending December 31,	Operating leases
2024	1,260
2025	1,434
2026	1,262
2027	1,085
2028	640
Thereafter	35
Total	5,716
Lease amount representing interest	(639)
Present value of lease liabilities	$5,077
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $351.7 million (including $22.5 million of letters of credit issued under the Credit Agreement) and $357.0 million (including $28.1 million of letters of credit issued under the Credit Agreement) at March 31, 2024 and December 31, 2023, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
As of March 31, 2024, we had one equity-method land joint venture and two additional joint ventures engaged in mortgage and insurance activities that primarily provide services to our homebuyers. As of March 31, 2024 and December 31, 2023, we have a total of $21.6 million and $21.5 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three months ended March 31, 2024 and 2023 was $2.0 million and $2.2 million, respectively.
11.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our move-up and luxury series spec homes sold under our Terrata Homes brand.

The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended March 31,
	2024	2023
Retail home sales revenues	$362,289	$456,177
Wholesale home sales revenues	28,562	31,180
Total home sales revenues	$390,851	$487,357
Our home sales revenues are disaggregated by geography, based on our determined reportable segments. See Note 12 for tabular presentation of this information.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five qualifying reportable segments at March 31, 2024: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations.
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
Financial information relating to our reportable segments is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Central	$103,736	$150,380
Southeast	116,445	104,376
Northwest	36,067	74,815
West	73,079	78,886
Florida	61,524	78,900
Total home sales revenues	$390,851	$487,357

Net income (loss) before income taxes:
Central	$3,474	$9,064
Southeast	15,746	6,924
Northwest	(467)	7,651
West	2,960	2,383
Florida	2,117	7,487
Corporate (1)	(736)	(1,161)
Total net income before income taxes	$23,094	$32,348
(1)The Corporate balance consists of general and administration unallocated costs for various shared service functions offset by non-strategic other income, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	March 31, 2024	December 31, 2023
Assets:
Central	$1,069,887	$1,026,303
Southeast	660,238	664,877
Northwest	544,424	528,319
West	695,540	671,558
Florida	461,468	420,286
Corporate (1)	91,329	96,508
Total assets	$3,522,886	$3,407,851
(1)The Corporate balance consists primarily of cash and investments in unconsolidated entities.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
Business Overview
Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 70,000 homes.
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
Birmingham, AL
Nashville, TN
The first quarter of 2024 was impacted by several contributing factors including lower home closings primarily due to pressure on affordability, as a result of continued inflation, elevated mortgage rates and new community openings. During the three months ended March 31, 2024, we had 1,083 home closings, compared to 1,366 home closings during the three months ended March 31, 2023.
At March 31, 2024, we had 120 active communities, including 16 Terrata Homes communities. At March 31, 2023, we had 99 active communities, including 10 Terrata Homes communities.
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
We believe the long-term outlook for new homes remains strong, driven by solid fundamentals, including a historically low inventory of new and existing homes for sale, an aging housing stock, rising rents, strong household formations and low unemployment. However, the housing market is currently in a state of transition and we expect interest rate driven affordability constraints to continue to impact demand for the foreseeable future.
For additional discussion regarding our business and operations, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For additional discussion regarding risks associated with our business and operations, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Key Results
Key financial results as of and for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were as follows:
•Home sales revenues decreased 19.8% to $390.9 million from $487.4 million.
•Homes closed decreased 20.7% to 1,083 homes from 1,366 homes.
•Average sales price per home closed increased 1.2% to $360,897 from $356,777.
•Gross margin as a percentage of home sales revenues increased to 23.4% from 20.3%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 25.3% from 22.1%.

•Net income before income taxes decreased 28.6% to $23.1 million from $32.3 million.
•Net income decreased 36.8% to $17.1 million from $27.0 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 7.8% from 8.1%.

For reconciliations of the non-GAAP financial measures of adjusted gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 70,145 lots at March 31, 2024 as compared to 71,081 lots at December 31, 2023.

Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$390,851	$487,357
Expenses:
Cost of sales	299,450	388,541
Selling expenses	41,128	42,805
General and administrative	31,540	29,960
Operating income	18,733	26,051
Other income, net	(4,361)	(6,297)
Net income before income taxes	23,094	32,348
Income tax provision	6,041	5,386
Net income	$17,053	$26,962
Basic earnings per share	$0.72	$1.15
Diluted earnings per share	$0.72	$1.14
Other Financial and Operating Data:
Average community count	116.7	97.7
Community count at end of period	120	99
Home closings	1,083	1,366
Average sales price per home closed	$360,897	$356,777
Gross margin (1)	$91,401	$98,816
Gross margin % (2)	23.4%	20.3%
Adjusted gross margin (3)	$98,805	$107,609
Adjusted gross margin % (2)(3)	25.3%	22.1%
EBITDA (4)	$30,368	$39,587
EBITDA margin % (2)(4)	7.8%	8.1%
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
(4)EBITDA is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. Our management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that this measure is useful for comparing general operating performance from period to period. Other companies may define this measure differently and, as a result, our measure of EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of this measure is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA is limited as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP. Please see “—Non-GAAP Measures” for reconciliations of EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate for the three months ended March 31, 2024 and 2023, and our community count as of March 31, 2024 and 2023, by reportable segment were as follows (revenues in thousands):

	Three Months Ended March 31, 2024					As of March 31, 2024
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$103,736	319	$325,191	41.7	2.5	43
Southeast	116,445	355	328,014	26.7	4.4	27
Northwest	36,067	62	581,726	12.0	1.7	14
West	73,079	179	408,263	17.0	3.5	17
Florida	61,524	168	366,214	19.3	2.9	19
Total	$390,851	1,083	$360,897	116.7	3.1	120

	Three Months Ended March 31, 2023					As of March 31, 2023
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$150,380	453	$331,965	35.0	4.3	35
Southeast	104,376	316	330,304	24.0	4.4	24
Northwest	74,815	159	470,535	9.3	5.7	10
West	78,886	209	377,445	13.4	5.2	14
Florida	78,900	229	344,541	16.0	4.8	16
Total	$487,357	1,366	$356,777	97.7	4.7	99
Home sales revenues for the three months ended March 31, 2024 were $390.9 million, a decrease of $96.5 million, or 19.8%, from $487.4 million for the three months ended March 31, 2023. The decrease in home sales revenues was primarily due to a 20.7% decrease in homes closed, partially offset by an increase in the average sales price per home closed during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The overall decrease in home closings was a result of an overall lower absorption rate, partially offset by a higher average community count, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease in home closings is due to continued pressure on affordability due to inflation and mortgage rates which continue to be elevated. The overall increase in average community count relates to timing associated with the close out of some higher performing communities, new openings that are still in the early stages, or transition between certain active communities during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The average sales price per home closed during the three months ended March 31, 2024 was $360,897, an increase of $4,120, or 1.2%, from the average sales price per home closed of $356,777 for the three months ended March 31, 2023. The increase in the average sales price per home closed was primarily due to geographic mix and our ability to increase prices in those markets.
Included within our home sales revenues for the three months ended March 31, 2024 was $28.6 million in wholesale revenues resulting from 102 home closings, representing 9.4% of the 1,083 total homes closed during the three months ended March 31, 2024. Included within our home sales revenues for the three months ended March 31, 2023 was $31.2 million in wholesale revenues resulting from 103 home closings, representing 7.5% of the 1,366 total homes closed during the three months ended March 31, 2023. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to fewer retail home closings during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
•Home sales revenues in our Central reportable segment decreased by $46.6 million, or 31.0%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a 29.6% decrease in the number of homes closed and a slight decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Southeast reportable segment increased by $12.1 million, or 11.6%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a 12.3% increase in the number of homes closed, partially offset by a 0.7% decrease in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count.
•Home sales revenues in our Northwest reportable segment decreased by $38.7 million, or 51.8%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a 61.0% decrease in the number of homes closed, offset by a 23.6% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our West reportable segment decreased by $5.8 million, or 7.4%, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a 14.4% decrease in the number of homes closed, partially offset by an 8.2% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Florida reportable segment decreased by $17.4 million, or 22.0%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a 26.6% decrease in the number of homes closed, partially offset by a 6.3% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales for the three months ended March 31, 2024 was $299.5 million, a decrease of $89.1 million, or 22.9%, from $388.5 million for the three months ended March 31, 2023. This decrease was primarily due to a 20.7% decrease in homes closed. Gross margin for the three months ended March 31, 2024 was $91.4 million, a decrease of $7.4 million, or 7.5%, from $98.8 million for the three months ended March 31, 2023. Gross margin as a percentage of home sales revenues was 23.4% for the three months ended March 31, 2024 and 20.3% for the three months ended March 31, 2023. The increase in gross margin as a percentage of home sales revenues during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to a combination of lower input costs and higher sales prices during the three months ended March 31, 2024.
Selling Expenses. Selling expenses for the three months ended March 31, 2024 were $41.1 million, a decrease of $1.7 million, or 3.9%, from $42.8 million for the three months ended March 31, 2023. The decrease in selling expenses was primarily due to a decrease in sales commissions for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Sales commissions decreased to $17.4 million during the three months ended March 31, 2024 from $20.3 million for the three months ended March 31, 2023, primarily due to fewer homes closed. Selling expenses as a percentage of home sales revenues were 10.5% and 8.8% for the three months ended March 31, 2024 and 2023, respectively. The increase in selling expenses as a percentage of home sales revenues was driven primarily by increased advertising expense and other expenses incurred in addition to lower homes sales revenues during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

General and Administrative. General and administrative expenses for the three months ended March 31, 2024 were $31.5 million, an increase of $1.6 million, or 5.3%, from $30.0 million for the three months ended March 31, 2023. General and administrative expenses as a percentage of home sales revenues were 8.1% and 6.1% for the three months ended March 31, 2024 and 2023, respectively. The increase in general and administrative expenses as a percentage of home sales revenues is primarily due to lower home sales revenues during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Other Income. Other income, net of other expenses was $4.4 million for the three months ended March 31, 2024, a decrease of $1.9 million from $6.3 million for the three months ended March 31, 2023. The decrease in other income, net of other expenses, primarily reflects gains realized from the sale of land and lots not directly associated with our core homebuilding operations for the three months ended March 31, 2023.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended March 31, 2024 was $18.7 million, a decrease of $7.3 million, or 28.1%, from $26.1 million for the three months ended March 31, 2023. Net income before income taxes for the three months ended March 31, 2024 was $23.1 million, a decrease of $9.3 million, or 28.6%, from $32.3 million for the three months ended March 31, 2023. The following reportable segments contributed to net income before income taxes during the three months ended March 31, 2024 as follows: Central - $3.5 million, or 15.0%; Southeast - $15.7 million, or 68.2%; Northwest - $(0.5) million, or (2.0)%; West - $3.0 million, or 12.8%; and Florida - $2.1 million, or 9.2%. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption rate, higher advertising and other selling expenses incurred partially offset by a higher gross margin and a higher average community count during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Income Taxes. Income tax provision for the three months ended March 31, 2024 was $6.0 million, an increase of $0.7 million, or 12.2%, from income tax provision of $5.4 million for the three months ended March 31, 2023. The increase in our effective tax rate to 26.2% for the three months ended March 31, 2024 from 16.7% for the three months ended March 31, 2023 was primarily due to an increase in the rate for the compensation cost in excess of deductions for share-based payments, state income taxes, net of the federal benefit, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, partially offset by the retroactive extension of the federal energy efficient homes tax credits for the three months ended March 31, 2023.
Net Income. Net income for the three months ended March 31, 2024 was $17.1 million, a decrease of $9.9 million, or 36.8%, from $27.0 million for the three months ended March 31, 2023. The decrease in net income was primarily attributed to overall lower homes closed, lower home sales revenues and lower operating leverage during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Quarterly Report on Form 10-Q relating to adjusted gross margin and EBITDA.
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

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Home sales revenues	$390,851	$487,357
Cost of sales	299,450	388,541
Gross margin	91,401	98,816
Capitalized interest charged to cost of sales	6,601	6,757
Purchase accounting adjustments (1)	803	2,036
Adjusted gross margin	$98,805	$107,609
Gross margin % (2)	23.4%	20.3%
Adjusted gross margin % (2)	25.3%	22.1%
(1)Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.
(2)Calculated as a percentage of home sales revenues.
EBITDA
EBITDA is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. Our management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that this measure is useful for comparing general operating performance from period to period. Other companies may define this measure differently and, as a result, our measure of EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA as a financial measure to assess the performance of our business, the use of this measure is limited because it does not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA should be considered in addition to, and not as a substitute for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA is limited as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
(i) it does not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments, including for purchase of land;
(ii) it does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;
(iii) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced or require improvements in the future, and EBITDA does not reflect any cash requirements for such replacements or improvements;
(iv) it does not adjust for all non-cash income or expense items that are reflected in our statements of cash flows;
(v) it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and
(vi) other companies in our industry may calculate it differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, our EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. We compensate for these limitations by using our EBITDA along with other comparative tools, together with GAAP measures, to assist in the evaluation of operating performance. These GAAP measures include operating income, net income and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments and other non-recurring charges, which are not reflected in our EBITDA. EBITDA is not intended as an alternative to net income as an indicator of our operating performance, as an alternative to any other measure of performance in conformity with GAAP or as an alternative to cash flows as a measure of liquidity. You should therefore not place undue reliance on our EBITDA calculated using these measures.
The following table reconciles EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$17,053	$26,962
Income tax provision (benefit)	6,041	5,386
Depreciation and amortization	673	482
Capitalized interest charged to cost of sales	6,601	6,757
EBITDA	30,368	39,587
EBITDA margin %(1)	7.8%	8.1%
(1)Calculated as a percentage of home sales revenues.
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
Our net orders decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to lower demand resulting from higher mortgage rates.
The number of homes in our backlog at March 31, 2024 decreased 14.1% compared to March 31, 2023. The decrease in ending backlog is primarily a result of lower demand resulting from higher mortgage rates during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Three Months Ended March 31,
	2024 (4)	2023 (5)
Net orders (1)	1,828	2,219
Cancellation rate (2)	16.8%	15.9%
Ending backlog – homes (3)	1,335	1,555
Ending backlog – value (3)	$519,507	$561,422

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
(4)As of March 31, 2024, we had 178 units related to bulk sales agreements associated with our wholesale business.
(5)As of March 31, 2023, we had 130 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 120 and 117 active communities as of March 31, 2024 and December 31, 2023, respectively. Generally, it takes us two to three years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we utilize, on a limited and strategic basis, land banking financing arrangements.
Our lot inventory decreased to 70,145 owned or controlled lots as of March 31, 2024 from 71,081 owned or controlled lots as of December 31, 2023, primarily related to our discipline in the evaluation of and selective approval of new land deals.
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
The table below shows (i) home closings by reportable segment for the three months ended March 31, 2024 and (ii) our owned or controlled lots by reportable segment as of March 31, 2024.

	Three Months Ended March 31, 2024	As of March 31, 2024
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	319	20,840	2,279	23,119
Southeast	355	14,191	4,720	18,911
Northwest	62	5,500	2,141	7,641
West	179	9,068	3,031	12,099
Florida	168	5,164	3,211	8,375
Total	1,083	54,763	15,382	70,145
(1)Of the 54,763 owned lots as of March 31, 2024, 39,601 were raw/under development lots and 15,162 were finished lots.
Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of March 31, 2024, we had a total of 2,154 completed homes, including information centers, and 2,000 homes in progress.
Raw Materials and Labor
When constructing homes, we use various materials and components. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Typically, the raw materials and most of the components used in our business are readily available in the United States. We purchase some components and materials centrally to achieve volume discounts, a practice that often reduces costs and ensures timely deliveries. We typically do not store significant inventories of construction materials, except for work in progress materials for homes under construction. In addition, the majority of our raw materials are supplied to us by our subcontractors and are included in the price of our contract with such subcontractors. Most of the raw materials necessary for our subcontractors are standard items carried by major suppliers. Our construction work is substantially completed by third-party subcontractors, most of whom are non-unionized. We continue to monitor the supply markets to achieve the best prices available. Typically, the price changes that most significantly influence our operations are price increases in labor, commodities and lumber. In future quarters, we could see various cost pressures associated with inflation similar to the cost pressures experienced in the last few years. Generally, we have successfully increased the sales prices of our homes to absorb these increased costs or have successfully made cost-effective changes as we endeavor to keep our homes affordable.
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
Liquidity and Capital Resources
Overview
As of March 31, 2024, we had $49.0 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of March 31, 2024, the borrowing base under the Credit Agreement was $1.9 billion, and borrowings under the Credit Agreement and the outstanding principal amount of the 2029 Senior Notes and the 2028 Senior Notes totaled approximately $1.4 billion, $22.5 million of letters of credit were outstanding and $442.5 million was available to borrow under the Credit Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements totaled $351.7 million as of March 31, 2024. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of March 31, 2024 will be drawn upon.

Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended March 31, 2024, we repurchased 89,227 shares of our common stock for $10.0 million to be held as treasury stock. During the three months ended March 31, 2023, we did not repurchase any shares of our common stock. A total of 3,028,699 shares of our common stock has been repurchased since our stock repurchase program commenced. As of March 31, 2024, we may purchase up to $201.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $99.5 million during the three months ended March 31, 2024. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the three months ended March 31, 2024 was primarily driven by cash outflow from the $139.6 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity, and the $16.6 million decrease in the net change in accrued expenses and other liabilities, partially offset by net income of $17.1 million as well as the $14.2 million increase in accounts receivable and the $14.5 million increase in the net change in accounts payable.
Net cash provided by operating activities was $77.6 million during the three months ended March 31, 2023. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the three months ended March 31, 2023 was primarily driven by cash inflow from the $15.9 million increase in the net change in real estate inventory, which was primarily related to the number of home closings outpacing the homes under construction and land acquisitions and development level of activity, net income of $27.0 million, as well as the $22.3 million increase in other assets and $14.7 million increase in the net change in accounts payable.
Investing Activities
Net cash provided by investing activities was $2.0 million during the three months ended March 31, 2024, primarily due to proceeds from the sale of assets offset by the purchase of property and equipment.
Net cash used in investing activities was $4.9 million during the three months ended March 31, 2023, primarily due to additional investment in unconsolidated entities.
Financing Activities
Net cash provided by financing activities was $97.5 million during the three months ended March 31, 2024, primarily driven by $172.4 million of borrowings under our Credit Agreement, offset by $39.0 million of repayments on our Credit Agreement and payments of $27.3 million related to a financing arrangement with a third-party land banker. In addition, during the three months ended March 31, 2024, we repurchased $10.0 million of shares of our common stock under our stock repurchase program to be held as treasury stock.
Net cash used in financing activities was $61.8 million during the three months ended March 31, 2023, primarily driven by $105.0 million of repayments on our credit agreement then in effect and the $17.9 million of payments related to a financing arrangement with a third-party land banker, offset by proceeds of $32.9 million under our credit agreement then in effect and proceeds of $26.9 million related to a financing arrangement with a third-party land banker.
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. See “Industry and Economic Risks—Inflation could adversely affect our business and financial results” in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Material Cash Requirements
As of March 31, 2024, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2024 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
•other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and
•the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
As of March 31, 2024, we had $703.1 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of March 31, 2024 was SOFR plus 1.85%. At March 31, 2024, SOFR was 5.33%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $7.0 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchase of shares of our common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 1-31, 2024	—	$—	—	$211,527
February 1-29, 2024	17,693	$113.06	17,693	$209,527
March 1-31, 2024	71,534	$111.85	71,534	$201,526
	89,227	$112.09	89,227
(1)On February 15, 2022, the Board announced that it had approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
ITEM 5.     OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LGI Homes, Inc.

Date:	April 30, 2024	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	April 30, 2024	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer