Form 10-Q
period 2024-06-30
LGI Homes, Inc.
filed 2024-07-30
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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

As of July 26, 2024, there were 23,500,280 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$51,071	$48,978
Accounts receivable	43,213	41,319
Real estate inventory	3,360,265	3,107,648
Pre-acquisition costs and deposits	34,004	30,354
Property and equipment, net	56,345	45,522
Other assets	137,968	113,849
Deferred tax assets, net	7,043	8,163
Goodwill	12,018	12,018
Total assets	$3,701,927	$3,407,851

LIABILITIES AND EQUITY
Accounts payable	$66,745	$31,616
Accrued expenses and other liabilities	209,975	271,872
Notes payable	1,501,365	1,248,332
Total liabilities	1,778,085	1,551,820

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,612,742 shares issued and 23,500,280 shares outstanding as of June 30, 2024 and 27,521,120 shares issued and 23,581,648 shares outstanding as of December 31, 2023	276	275
Additional paid-in capital	331,246	321,062
Retained earnings	1,965,342	1,889,716
Treasury stock, at cost, 4,112,462 shares as of June 30, 2024 and 3,939,472 shares as of December 31, 2023	(373,022)	(355,022)
Total equity	1,923,842	1,856,031
Total liabilities and equity	$3,701,927	$3,407,851

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Home sales revenues	$602,497	$645,270	$993,348	$1,132,627

Cost of sales	451,613	503,333	751,063	891,874
Selling expenses	52,872	49,225	94,000	92,030
General and administrative	30,491	27,626	62,031	57,586
Operating income	67,521	65,086	86,254	91,137
Other income, net	(9,362)	(6,323)	(13,723)	(12,620)
Net income before income taxes	76,883	71,409	99,977	103,757
Income tax provision	18,310	18,275	24,351	23,661
Net income	$58,573	$53,134	$75,626	$80,096
Earnings per share:
Basic	$2.49	$2.26	$3.21	$3.41
Diluted	$2.48	$2.25	$3.20	$3.39

Weighted average shares outstanding:
Basic	23,543,378	23,533,097	23,560,977	23,457,615
Diluted	23,603,311	23,608,892	23,635,116	23,615,206

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2023	27,521,120	$275	$321,062	$1,889,716	$(355,022)	$1,856,031
Net income	—	—	—	17,053	—	17,053
Restricted stock units granted for accrued annual bonuses	—	—	786	—	—	786
Stock repurchase	—	—	—	—	(10,002)	(10,002)
Compensation expense for equity awards	—	—	3,829	—	—	3,829
Stock issued under employee incentive plans	75,020	1	1,505	—	—	1,506
BALANCE— March 31, 2024	27,596,140	$276	$327,182	$1,906,769	$(365,024)	$1,869,203
Net income	—	—	—	58,573	—	58,573
Stock repurchase	—	—	—	—	(7,998)	(7,998)
Compensation expense for equity awards	—	—	2,841	—	—	2,841
Stock issued under employee incentive plans	16,602	—	1,223	—	—	1,223
BALANCE— June 30, 2024	27,612,742	$276	$331,246	$1,965,342	$(373,022)	$1,923,842

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

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$75,626	$80,096
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of unconsolidated entities	(4,988)	(5,304)
Distributions of earnings from unconsolidated entities	4,397	6,257
Depreciation and amortization	1,450	987
Compensation expense for equity awards	6,669	5,463
Deferred income taxes	1,121	(1,681)
Changes in assets and liabilities:
Accounts receivable	(1,894)	(23,022)
Real estate inventory	(287,229)	6,435
Pre-acquisition costs and deposits	(3,651)	(1,213)
Other assets	(515)	22,854
Accounts payable	35,129	34,078
Accrued expenses and other liabilities	(9,098)	(32,115)
Net cash provided by (used in) operating activities	(182,983)	92,835
Cash flows from investing activities:
Purchases of property and equipment	(1,281)	(271)
Investment in unconsolidated entities	(1,647)	(9,719)
Return of capital from unconsolidated entities	—	3,148
Net cash used in investing activities	(2,928)	(6,842)
Cash flows from financing activities:
Proceeds from notes payable	349,066	144,783
Payments on notes payable	(99,000)	(205,000)
Proceeds from financing arrangements	—	42,569
Payments on financing arrangements	(46,694)	(54,356)
Loan issuance costs	(97)	(5,487)
Proceeds from sale of stock, net of offering expenses	2,729	2,834
Stock repurchase	(18,000)	—
Net cash provided by (used in) financing activities	188,004	(74,657)
Net increase in cash and cash equivalents	2,093	11,336
Cash and cash equivalents, beginning of period	48,978	31,998
Cash and cash equivalents, end of period	$51,071	$43,334

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
The accompanying unaudited financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Land, land under development and finished lots	$2,178,433	$2,099,133
Information centers	53,707	47,936
Homes in progress	559,674	313,124
Completed homes	509,502	542,996
Total owned inventory	3,301,316	3,003,189
Real estate not owned	58,949	104,459
Total real estate inventory	$3,360,265	$3,107,648
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
We build and lease a number of single-family homes in select, existing communities. During the six months ended June 30, 2024, we transferred $11.0 million of home assets from real estate inventory to rental properties within property and equipment, net. We are lessors of the homes representing these home assets. Our leasing contracts are typically for terms of one year.
3.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Land banking financing arrangements	$58,949	$104,459
Real estate inventory development and construction payable	64,088	71,193
Accrued compensation, bonuses and benefits	17,309	22,550
Taxes payable	9,620	14,694
Warranty reserve	14,700	13,600
Accrued interest	12,321	13,522
Inventory related obligations	11,414	11,924
Lease liability	4,725	4,947
Contract deposits	4,894	2,909
Other	11,955	12,074
Total accrued expenses and other liabilities	$209,975	$271,872
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warranty reserves, beginning of period	$14,000	$11,350	$13,600	$10,750
Warranty provision	2,167	2,378	3,957	4,230
Warranty expenditures	(1,467)	(1,578)	(2,857)	(2,830)
Warranty reserves, end of period	$14,700	$12,150	$14,700	$12,150
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of June 30, 2024, the borrowing base under the Credit Agreement was $1.9 billion, and borrowings under the Credit Agreement and the outstanding principal amount of the 2029 Senior Notes and the 2028 Senior Notes totaled approximately $1.5 billion, $29.5 million of letters of credit were outstanding and $354.8 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At June 30, 2024, the Applicable Margin was 1.85%, and SOFR was 5.34%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2024, we were in compliance with all of the covenants contained in the Credit Agreement.
Senior Notes Offering
On November 21, 2023, we issued $400.0 million aggregate principal amount of the 2028 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A (“Rule 144A”) under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the

United States pursuant to Regulation S (“Regulation S”) under the Securities Act. Interest on the 2028 Senior Notes accrues at a rate of 8.750% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 2028 Senior Notes mature on December 15, 2028. The terms of the 2028 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Fourth Supplemental Indenture thereto, dated as of November 21, 2023, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Regions Bank, as trustee.
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
Notes payable consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Notes payable under the Credit Agreement ($1.205 billion revolving credit facility at June 30, 2024) maturing in part on April 28, 2025 and in part on April 28, 2028; interest paid monthly at SOFR plus 1.85%	$819,699	$569,633
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
8.750% Senior Notes due December 15, 2028; interest paid semi-annually at 8.750%	400,000	400,000
Net debt issuance costs	(18,334)	(21,301)
Total notes payable	$1,501,365	$1,248,332
Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest incurred	$29,223	$22,118	$58,586	$41,287
Less: Amounts capitalized	(29,223)	(22,118)	(58,586)	(41,287)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$35,482	$14,256	$56,768	$39,756
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $4.4 million and $5.1 million for the three months ended June 30, 2024 and 2023, respectively, and $10.0 million and $8.2 million for the six months ended June 30, 2024 and 2023, respectively.
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
For the three months ended June 30, 2024, our effective tax rate of 23.8% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, partially offset by a decrease in the rate for the federal energy efficient homes tax credits.

For the six months ended June 30, 2024, our effective tax rate of 24.4% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, partially offset by a decrease in the rate for the federal energy efficient homes tax credits.
Income taxes paid were $16.2 million and $59.7 million for the three months ended June 30, 2024 and 2023, respectively. Income taxes paid were $28.3 million and $59.9 million for the six months ended June 30, 2024 and 2023, respectively.
6.     EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three and six months ended June 30, 2024, we repurchased 83,763 shares of our common stock for $8.0 million and 172,990 shares of our common stock for $18.0 million, respectively, to be held as treasury stock. During the six months ended June 30, 2023, we did not repurchase any shares of our common stock. A total of 3,112,462 shares of our common stock has been repurchased since our stock repurchase program commenced. As of June 30, 2024, we may purchase up to $193.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$58,573	$53,134	$75,626	$80,096
Denominator:
Basic weighted average shares outstanding	23,543,378	23,533,097	23,560,977	23,457,615
Effect of dilutive securities:
Stock-based compensation units	59,933	75,795	74,139	157,591
Diluted weighted average shares outstanding	23,603,311	23,608,892	23,635,116	23,615,206

Basic earnings per share	$2.49	$2.26	$3.21	$3.41
Diluted earnings per share	$2.48	$2.25	$3.20	$3.39
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	3,399	1,287	16,972	9,373

8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Six Months Ended June 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	133,359	$114.98	146,239	$100.93
Granted	56,248	$108.16	38,165	$105.37
Vested	(19,900)	$141.38	(44,189)	$64.70
Forfeited	(2,705)	$110.06	(2,647)	$113.57
Ending balance	167,002	$109.62	137,568	$113.56
We recognized $1.4 million and $1.3 million of stock-based compensation expense related to outstanding RSUs for the three months ended June 30, 2024 and 2023, respectively. We recognized $2.8 million and $2.4 million of stock-based compensation expense related to outstanding RSUs for the six months ended June 30, 2024 and 2023, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At June 30, 2024, we had unrecognized compensation cost of $9.8 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.0 years.
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
The following table summarizes the activity of our PSUs for the six months ended June 30, 2024:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2023	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding at June 30, 2024	Weighted Average Grant Date Fair Value
2021	2021 - 2023	43,159	—	—	(43,159)	—	$141.00
2022	2022 - 2024	63,304	—	—	—	63,304	$118.80
2023	2023 - 2025	72,443	—	—	—	72,443	$104.36
2024	2024 - 2026	—	70,947	—	—	70,947	$111.94
Total		178,906	70,947	—	(43,159)	206,694
At June 30, 2024, management estimates that the recipients will receive approximately 100.0%, 97.5% and 0.0% of the 2024, 2023 and 2022 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $1.2 million and $0.7 million of total stock-based compensation expense related to outstanding PSUs for the three months ended June 30, 2024 and 2023, respectively. We recognized $3.2 million and $2.3 million of total stock-based compensation expense related to outstanding PSUs for the six months ended June 30, 2024 and 2023, respectively. The 2021 - 2023 performance period PSUs vested and issued on March 8, 2024, at 93.6% of the target number. At June 30, 2024, we had unrecognized compensation cost of $10.4 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.4 years.

PSUs granted in 2022, 2023 and 2024 are excluded from the calculation of diluted EPS as they are subject to unsatisfied performance conditions.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of June 30, 2024, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of each of the 2029 Senior Notes and the 2028 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at June 30, 2024 and December 31, 2023 (in thousands):

		June 30, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$296,970	$300,000	$296,381
2028 Senior Notes (1)	Level 2	$400,000	$438,129	$400,000	$486,306
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

	June 30, 2024	December 31, 2023
Land deposits and option payments (1)	$30,123	$26,955
Commitments under the land purchase contracts if the purchases are consummated (1)	$577,001	$513,941
Lots under land purchase contracts (1)	15,542	15,750
(1)Includes land banking financing arrangements, see Note 2 and Note 3 for more details regarding real estate not owned.
As of June 30, 2024 and December 31, 2023, approximately $11.7 million and $11.4 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $4.5 million and $4.6 million as of June 30, 2024 and December 31, 2023, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $4.7 million and $4.9 million as of June 30, 2024 and December 31, 2023, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.6 million for each of the three months ended June 30, 2024 and 2023. Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $1.2 million for each of the six months ended June 30, 2024 and 2023. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the six months ended June 30, 2024 and 2023 was $0.9 million and $1.0 million, respectively. As of June 30, 2024, the weighted-average discount rate was 5.9% and our weighted-average remaining life was 2.5 years. We do not have any significant lease contracts that have not yet commenced at June 30, 2024.
The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2024 (in thousands):

Year Ending December 31,	Operating leases
2024	842
2025	1,434
2026	1,262
2027	1,085
2028	640
Thereafter	34
Total	5,297
Lease amount representing interest	(572)
Present value of lease liabilities	$4,725
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $371.2 million (including $29.5 million of letters of credit issued under the Credit Agreement) and $357.0 million (including $28.1 million of letters of credit issued under the Credit Agreement) at June 30, 2024 and December 31, 2023, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
As of June 30, 2024, we had one equity-method land joint venture and two additional joint ventures engaged in mortgage and insurance activities that primarily provide services to our homebuyers. As of June 30, 2024 and December 31, 2023, we have a total of $23.5 million and $21.5 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three and six months ended June 30, 2024 was $3.0 million and $5.0 million, respectively. Income associated with our investment in unconsolidated entities during the three and six months ended June 30, 2023 was $2.9 million and $5.3 million, respectively.
11.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our move-up and luxury series spec homes sold under our Terrata Homes brand.

The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retail home sales revenues	$566,772	$603,403	$929,061	$1,059,580
Wholesale home sales revenues	35,725	41,867	64,287	73,047
Total home sales revenues	$602,497	$645,270	$993,348	$1,132,627
Our home sales revenues are disaggregated by geography, based on our determined reportable segments. See Note 12 for tabular presentation of this information.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five qualifying reportable segments at June 30, 2024: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way the Company evaluates its business performance and manages its operations.
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

Financial information relating to our reportable segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Central	$173,434	$230,585	$277,170	$380,965
Southeast	135,418	143,649	251,863	248,025
Northwest	68,125	70,404	104,192	145,219
West	128,155	82,739	201,234	161,625
Florida	97,365	117,893	158,889	196,793
Total home sales revenues	$602,497	$645,270	$993,348	$1,132,627

Net income (loss) before income taxes:
Central	$21,683	$28,285	$25,156	$37,349
Southeast	24,241	20,456	39,987	27,380
Northwest	7,734	6,111	7,267	13,762
West	16,955	3,412	19,916	5,795
Florida	7,734	14,010	9,851	21,497
Corporate (1)	(1,464)	(865)	(2,200)	(2,026)
Total net income before income taxes	$76,883	$71,409	$99,977	$103,757
(1)The Corporate balance consists of general and administration unallocated costs for various shared service functions offset by non-strategic other income, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	June 30, 2024	December 31, 2023
Assets:
Central	$1,084,959	$1,026,303
Southeast	702,561	664,877
Northwest	572,574	528,319
West	744,556	671,558
Florida	487,082	420,286
Corporate (1)	110,195	96,508
Total assets	$3,701,927	$3,407,851
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
Birmingham, AL
Nashville, TN
The housing market remains healthy, with overall demand supported by strong fundamentals, including household formation and migration trends, the ongoing impact of years of underproduction, and a lock-in effect limiting the supply of existing homes available for sale. On top of these dynamics are a resilient employment market and our customers’ positive outlook on the stability of their jobs. On the other side of the demand equation is constrained affordability, which remains the main challenge for our customers. During the six months ended June 30, 2024, we had 2,738 home closings, compared to 3,220 home closings during the six months ended June 30, 2023.
At June 30, 2024, we had 128 active communities, including 17 Terrata Homes communities. At June 30, 2023, we had 102 active communities, including 11 Terrata Homes communities.
While the housing market is currently in a state of transition driven by interest rate-related affordability constraints, demand remains healthy where those affordability challenges can be bridged through a combination of product offerings and rate buydown assistance. The long-term outlook for new homes remains strong, driven by solid fundamentals, including a historically low inventory of new and existing homes for sale, an aging housing stock, rising rents, strong household formations and continued strength in the employment market.
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
Key Results
Key financial results as of and for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, were as follows:
•Home sales revenues decreased 6.6% to $602.5 million from $645.3 million.
•Homes closed decreased 10.7% to 1,655 homes from 1,854 homes.
•Average sales price per home closed increased 4.6% to $364,047 from $348,042.
•Gross margin as a percentage of home sales revenues increased to 25.0% from 22.0%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 27.0% from 23.8%.
•Net income before income taxes increased 7.7% to $76.9 million from $71.4 million.

•Net income increased 10.2% to $58.6 million from $53.1 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 14.7% from 12.6%.

For reconciliations of the non-GAAP financial measures of adjusted gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Key financial results as of and for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were as follows:
•Home sales revenues decreased 12.3% to $993.3 million from $1.1 billion.
•Homes closed decreased 15.0% to 2,738 homes from 3,220 homes.
•Average sales price per home closed increased 3.1% to $362,801 from $351,748.
•Gross margin as a percentage of home sales revenues increased to 24.4% from 21.3%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 26.3% from 23.1%.
•Net income before income taxes decreased 3.6% to $100.0 million from $103.8 million.
•Net income decreased 5.6% to $75.6 million from $80.1 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 11.9% from 10.7%.

For reconciliations of the non-GAAP financial measures of adjusted gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 69,904 lots at June 30, 2024 as compared to 70,145 lots at March 31, 2024 and 71,081 lots at December 31, 2023.

Results of Operations
The following table sets forth our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$602,497	$645,270	$993,348	$1,132,627
Expenses:
Cost of sales	451,613	503,333	751,063	891,874
Selling expenses	52,872	49,225	94,000	92,030
General and administrative	30,491	27,626	62,031	57,586
Operating income	67,521	65,086	86,254	91,137
Other income, net	(9,362)	(6,323)	(13,723)	(12,620)
Net income before income taxes	76,883	71,409	99,977	103,757
Income tax provision	18,310	18,275	24,351	23,661
Net income	$58,573	$53,134	$75,626	$80,096
Basic earnings per share	$2.49	$2.26	$3.21	$3.41
Diluted earnings per share	$2.48	$2.25	$3.20	$3.39
Other Financial and Operating Data:
Average community count	128.3	102.0	122.5	99.8
Community count at end of period	128	102	128	102
Home closings	1,655	1,854	2,738	3,220
Average sales price per home closed	$364,047	$348,042	$362,801	$351,748
Gross margin (1)	$150,884	$141,937	$242,285	$240,753
Gross margin % (2)	25.0%	22.0%	24.4%	21.3%
Adjusted gross margin (3)	$162,690	$153,783	$261,495	$261,392
Adjusted gross margin % (2)(3)	27.0%	23.8%	26.3%	23.1%
EBITDA (4)	$88,292	$81,052	$118,660	$120,639
EBITDA margin % (2)(4)	14.7%	12.6%	11.9%	10.7%
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
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the three months ended June 30, 2024 and 2023, and our community count by reportable segment as of June 30, 2024 and 2023, were as follows (revenues in thousands):

	Three Months Ended June 30, 2024					As of June 30, 2024
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$173,434	535	$324,176	44.0	4.1	44
Southeast	135,418	410	330,288	24.7	5.5	23
Northwest	68,125	132	516,098	14.3	3.1	14
West	128,155	308	416,088	22.0	4.7	23
Florida	97,365	270	360,611	23.3	3.9	24
Total	$602,497	1,655	$364,047	128.3	4.3	128

	Three Months Ended June 30, 2023					As of June 30, 2023
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$230,585	710	$324,768	36.3	6.5	36
Southeast	143,649	448	320,645	24.7	6.0	23
Northwest	70,404	143	492,336	10.0	4.8	10
West	82,739	214	386,631	12.3	5.8	13
Florida	117,893	339	347,767	18.7	6.0	20
Total	$645,270	1,854	$348,042	102.0	6.1	102
Home sales revenues for the three months ended June 30, 2024 were $602.5 million, a decrease of $42.8 million, or 6.6%, from $645.3 million for the three months ended June 30, 2023. The decrease in home sales revenues was primarily due to a 10.7% decrease in homes closed, partially offset by an increase in the average sales price per home closed during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The overall decrease in home closings was a result of an overall lower absorption rate, partially offset by a higher average community count, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease in home closings is due to continued pressure on affordability due to inflation and mortgage rates which continue to be elevated. The overall increase in average community count relates to timing associated with the close out of some higher performing communities, new openings that are still in the early stages, or transition between certain active communities during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The average sales price per home closed during the three months ended June 30, 2024 was $364,047, an increase of $16,005, or 4.6%, from the average sales price per home closed of $348,042 for the three months ended June 30, 2023. The increase in the average sales price per home closed was primarily due to geographic mix and a favorable pricing environment.
Included within our home sales revenues for the three months ended June 30, 2024 was $35.7 million in wholesale revenues resulting from 117 home closings, representing 7.1% of the 1,655 total homes closed during the three months ended June 30, 2024. Included within our home sales revenues for the three months ended June 30, 2023 was $41.9 million in wholesale revenues resulting from 139 home closings, representing 7.5% of the 1,854 total homes closed during the three months ended June 30, 2023.
•Home sales revenues in our Central reportable segment decreased by $57.2 million, or 24.8%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to a 24.6% decrease in the number of homes closed and a slight decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Southeast reportable segment decreased by $8.2 million, or 5.7%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to an 8.5% decrease in the number of homes closed, partially offset by a 3.0% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate while community count remained flat.
•Home sales revenues in our Northwest reportable segment decreased by $2.3 million, or 3.2%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a 7.7% decrease in the number of homes closed, partially offset by a 4.8% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our West reportable segment increased by $45.4 million, or 54.9%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to a 43.9% increase in the number of homes closed and a 7.6% increase in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count, partially offset by a lower absorption rate.
•Home sales revenues in our Florida reportable segment decreased by $20.5 million, or 17.4%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to a 20.4% decrease in the number of homes closed, partially offset by a 3.7% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by a higher average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales decreased for the three months ended June 30, 2024 to $451.6 million, a decrease of $51.7 million, or 10.3%, from $503.3 million for the three months ended June 30, 2023, primarily due to a 10.7% decrease in homes closed. Gross margin for the three months ended June 30, 2024 was $150.9 million, an increase of $8.9 million, or 6.3%, from $141.9 million for the three months ended June 30, 2023. Gross margin as a percentage of home sales revenues was 25.0% for the three months ended June 30, 2024 and 22.0% for the three months ended June 30, 2023. This increase in gross margin as a percentage of home sales revenues was primarily due to a combination of lower input costs and higher sales prices during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Selling Expenses. Selling expenses for the three months ended June 30, 2024 were $52.9 million, an increase of $3.6 million, or 7.4%, from $49.2 million for the three months ended June 30, 2023. The increase in selling expenses was primarily due to an increase in advertising expense and personnel costs, partially offset by a decrease in sales commissions for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Sales commissions decreased to $27.2 million for the three months ended June 30, 2024 from $28.9 million for the three months ended June 30, 2023, due to a 6.6% decrease in home sales revenues and a decrease in outside commissions during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Selling expenses as a percentage of home sales revenues were 8.8% and 7.6% for the three months ended June 30, 2024 and 2023, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to higher advertising and other expenses incurred during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
General and Administrative. General and administrative expenses for the three months ended June 30, 2024 were $30.5 million, an increase of $2.9 million, or 10.4%, from $27.6 million for the three months ended June 30, 2023. The increase in general and administrative expenses was primarily a result of community count growth during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. General and administrative expenses as a percentage of home sales revenues were 5.1% and 4.3% for the three months ended June 30, 2024 and 2023, respectively. The increase in general and administrative expenses as a percentage of home sales revenues was primarily due to lower home sales revenues during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Other Income. Other income, net of other expenses was $9.4 million for the three months ended June 30, 2024, an increase of $3.0 million from $6.3 million for the three months ended June 30, 2023. The increase in other income, net of other expenses, primarily reflects gains realized from the sale of residential lots and commercial acreage not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended June 30, 2024 was $67.5 million, an increase of $2.4 million, or 3.7%, from $65.1 million for the three months ended June 30, 2023. Net income before income taxes for the three months ended June 30, 2024 was $76.9 million, an increase of $5.5 million, or 7.7%, from $71.4 million for the three months ended June 30, 2023. Our reportable segments contributed to net income before income taxes during the three months ended June 30, 2024 as follows: Central - $21.7 million, or 28.2%; Southeast - $24.2 million, or 31.5%; Northwest - $7.7 million, or 10.1%; West - $17.0 million, or 22.1%; and Florida - $7.7 million, or 10.1%. The increases in operating income and net income before income taxes were primarily attributed to higher gross margins and higher average sales price per home closed, offset by higher advertising and other costs associated with the increase in average community count during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Income Taxes. Income tax provision for each of the three months ended June 30, 2024 and 2023 was $18.3 million. The decrease in our effective tax rate to 23.8% for the three months ended June 30, 2024 from 25.6% for the three months ended June 30, 2023 was primarily a result of a decrease in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the three months ended June 30, 2024 was $58.6 million, an increase of $5.4 million, or 10.2%, from $53.1 million for the three months ended June 30, 2023. The increase in net income was primarily attributed to a higher gross margin and a higher average sales price per home closed during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the six months ended June 30, 2024 and 2023 were as follows (revenues in thousands):

	Six Months Ended June 30, 2024
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$277,170	854	$324,555	42.8	3.3
Southeast	251,863	765	329,233	25.7	5.0
Northwest	104,192	194	537,072	13.2	2.4
West	201,234	487	413,211	19.5	4.2
Florida	158,889	438	362,760	21.3	3.4
Total	$993,348	2,738	$362,801	122.5	3.7

	Six Months Ended June 30, 2023
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$380,965	1,163	$327,571	35.7	5.4
Southeast	248,025	764	324,640	24.3	5.2
Northwest	145,219	302	480,858	9.7	5.2
West	161,625	423	382,092	12.8	5.5
Florida	196,793	568	346,467	17.3	5.5
Total	$1,132,627	3,220	$351,748	99.8	5.4
Home sales revenues for the six months ended June 30, 2024 were $993.3 million, a decrease of $139.3 million, or 12.3%, from $1.1 billion for the six months ended June 30, 2023. The decrease in home sales revenues was primarily due to a 15.0% decrease in homes closed, offset by an increase in the average sales price per home closed during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The overall decrease in home closings was a result of a lower absorption rate, partially offset by a higher average community count, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease in home closings is due to continued pressure on affordability due to inflation and mortgage rates which continue to be elevated. The overall increase in average community count relates to timing associated with the close out of some higher performing communities, new openings that are still in the early stages, or transition between certain active communities during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The average sales price per home closed during the six months ended June 30, 2024 was $362,801, an increase of $11,053, or 3.1%, from the average sales price per home closed of $351,748 for the six months ended June 30, 2023. The increase in the average sales price per home closed was primarily due to geographic mix and a favorable pricing environment.
Included within our home sales revenues for the six months ended June 30, 2024 was $64.3 million in wholesale revenues resulting from 219 home closings, representing 8.0% of the 2,738 total homes closed during the six months ended June 30, 2024. Included within our home sales revenues for the six months ended June 30, 2023 was $73.0 million in wholesale revenues resulting from 242 home closings, representing 7.5% of the 3,220 total homes closed during the six months ended June 30, 2023. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to fewer retail home closings during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
•Home sales revenues in our Central reportable segment decreased by $103.8 million, or 27.2%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a 26.6% decrease in the number of homes closed as well as a slight decrease in the average sales price per home closed. The decrease in home closings was primarily the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Southeast reportable segment increased by $3.8 million, or 1.5%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a 1.4% increase in the average sales price per home closed and a slight increase in the number of homes closed. The increase in home closings was the result of an increase in the average community count.
•Home sales revenues in our Northwest reportable segment decreased by $41.0 million, or 28.3%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a 35.8% decrease in the number of homes closed, offset by a 11.7% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our West reportable segment increased by $39.6 million, or 24.5%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a 15.1% increase in the number of homes closed and an 8.1% increase in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count, partially offset by a lower absorption rate.
•Home sales revenues in our Florida reportable segment decreased by $37.9 million, or 19.3%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to a 22.9% decrease in the number of homes closed, partially offset by a 4.7% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales for the six months ended June 30, 2024 was $751.1 million, a decrease of $140.8 million, or 15.8%, from $891.9 million for the six months ended June 30, 2023. This decrease was primarily due to a 15.0% decrease in homes closed. Gross margin for the six months ended June 30, 2024 was $242.3 million, an increase of $1.5 million, or 0.6%, from $240.8 million for the six months ended June 30, 2023. Gross margin as a percentage of home sales revenues was 24.4% for the six months ended June 30, 2024 and 21.3% for the six months ended June 30, 2023. The increase in gross margin as a percentage of home sales revenues during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to a combination of lower input costs and higher sales prices during the six months ended June 30, 2024.
Selling Expenses. Selling expenses for the six months ended June 30, 2024 were $94.0 million, an increase of $2.0 million, or 2.1%, from $92.0 million for the six months ended June 30, 2023. The increase in selling expenses was primarily due to an increase in advertising expense and personnel costs, partially offset by a decrease in sales commissions for the six months ended June 30, 2024 as compared to the three months ended June 30, 2023. Sales commissions decreased to $44.6 million during the six months ended June 30, 2024 from $49.2 million for the six months ended June 30, 2023, primarily due to fewer homes closed. Selling expenses as a percentage of home sales revenues were 9.5% and 8.1% for the six months ended June 30, 2024 and 2023, respectively. The increase in selling expenses as a percentage of home sales revenues was driven primarily by increased advertising expense and other expenses incurred in addition to lower home sales revenues during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
General and Administrative. General and administrative expenses for the six months ended June 30, 2024 were $62.0 million, an increase of $4.4 million, or 7.7%, from $57.6 million for the six months ended June 30, 2023. The increase in general and administrative expenses was primarily a result of community count growth and lower home sales revenues during the six months ended June 30, 2024. General and administrative expenses as a percentage of home sales revenues were 6.2% and 5.1% for the six months ended June 30, 2024 and 2023, respectively. The increase in general and administrative expenses as a percentage of home sales revenues was primarily a result of community count growth and lower home sales revenues during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Other Income. Other income, net of other expenses was $13.7 million for the six months ended June 30, 2024, an increase of $1.1 million from $12.6 million for the six months ended June 30, 2023. The increase in other income, net of other expenses, primarily reflects interest income and gains realized from the sale of residential lots and commercial acreage not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the six months ended June 30, 2024 was $86.3 million, a decrease of $4.9 million, or 5.4%, from $91.1 million for the six months ended June 30, 2023. Net income before income taxes for the six months ended June 30, 2024 was $100.0 million, a decrease of $3.8 million, or 3.6%, from $103.8 million for the six months ended June 30, 2023. Our reportable segments contributed to net income before income taxes during the six months ended June 30, 2024 as follows: Central - $25.2 million, or 25.2%; Southeast - $40.0 million, or 40.0%; Northwest - $7.3 million, or 7.3%; West - $19.9 million, or 19.9%; and Florida - $9.9 million, or 9.9%. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption rate, higher advertising and other selling expenses incurred partially offset by a higher gross margin and a higher average community count during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Income Taxes. Income tax provision for the six months ended June 30, 2024 was $24.4 million, an increase of $0.7 million, or 2.9%, from income tax provision of $23.7 million for the six months ended June 30, 2023. The increase in our effective tax rate to 24.4% for the six months ended June 30, 2024 from 22.8% for the six months ended June 30, 2023 was primarily a result of an increase in the compensation cost in excess of deductions for share-based payments, partially offset by the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the six months ended June 30, 2024 was $75.6 million, a decrease of $4.5 million, or 5.6%, from $80.1 million for the six months ended June 30, 2023. The decrease in net income was primarily attributed to overall lower homes closed and lower home sales revenues, partially offset by a higher gross margin during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
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

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Home sales revenues	$602,497	$645,270	$993,348	$1,132,627
Cost of sales	451,613	503,333	751,063	891,874
Gross margin	150,884	141,937	242,285	240,753
Capitalized interest charged to cost of sales	10,632	9,138	17,233	15,895
Purchase accounting adjustments (1)	1,174	2,708	1,977	4,744
Adjusted gross margin	$162,690	$153,783	$261,495	$261,392
Gross margin % (2)	25.0%	22.0%	24.4%	21.3%
Adjusted gross margin % (2)	27.0%	23.8%	26.3%	23.1%
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
The following table reconciles EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$58,573	$53,134	$75,626	$80,096
Income tax provision (benefit)	18,310	18,275	24,351	23,661
Depreciation and amortization	777	505	1,450	987
Capitalized interest charged to cost of sales	10,632	9,138	17,233	15,895
EBITDA	88,292	81,052	118,660	120,639
EBITDA margin %(1)	14.7%	12.6%	11.9%	10.7%
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
Our net orders decreased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to lower demand resulting from higher mortgage rates.
The number of homes in our backlog at June 30, 2024 decreased 15.0% compared to June 30, 2023. The decrease in ending backlog is primarily a result of lower demand resulting from higher mortgage rates during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Six Months Ended June 30,
	2024 (4)	2023 (5)
Net orders (1)	3,541	4,156
Cancellation rate (2)	19.5%	20.8%
Ending backlog – homes (3)	1,393	1,638
Ending backlog – value (3)	$553,604	$601,275
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
(4)As of June 30, 2024, we had 181 units related to bulk sales agreements associated with our wholesale business.
(5)As of June 30, 2023, we had 131 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 128 and 117 active communities as of June 30, 2024 and December 31, 2023, respectively. Generally, it takes us two to three years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we utilize, on a limited and strategic basis, land banking financing arrangements.
Our lot inventory decreased to 69,904 owned or controlled lots as of June 30, 2024 from 71,081 owned or controlled lots as of December 31, 2023, primarily related to our discipline in the evaluation of and selective approval of new land deals.
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
The table below shows (i) home closings by reportable segment for the six months ended June 30, 2024 and (ii) our owned or controlled lots by reportable segment as of June 30, 2024.

	Six Months Ended June 30, 2024	As of June 30, 2024
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	854	20,588	2,104	22,692
Southeast	765	14,177	4,274	18,451
Northwest	194	5,411	2,218	7,629
West	487	9,131	3,365	12,496
Florida	438	5,055	3,581	8,636
Total	2,738	54,362	15,542	69,904
(1)Of the 54,362 owned lots as of June 30, 2024, 39,284 were raw/under development lots and 15,078 were finished lots.

Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of June 30, 2024, we had a total of 2,032 completed homes, including information centers, and 2,639 homes in progress.
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
Liquidity and Capital Resources
Overview
As of June 30, 2024, we had $51.1 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of June 30, 2024, the borrowing base under the Credit Agreement was $1.9 billion, and borrowings under the Credit Agreement and the outstanding principal amount of the 2029 Senior Notes and the 2028 Senior Notes totaled approximately $1.5 billion, $29.5 million of letters of credit were outstanding and $354.8 million was available to borrow under the Credit Agreement.
For a further description of the Credit Agreement, please refer to Note 4, “Notes Payable” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Senior Notes Offering
On November 21, 2023, we issued $400.0 million aggregate principal amount of the 2028 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A (“Rule 144A”) under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S (“Regulation S”) under the Securities Act. Interest on the 2028 Senior Notes accrues at a rate of 8.750% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The 2028 Senior Notes mature on December 15, 2028. The terms of the 2028 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Fourth Supplemental Indenture thereto, dated as of November 21, 2023, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Regions Bank, as trustee.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements totaled $371.2 million as of June 30, 2024. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of June 30, 2024 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three and six months ended June 30, 2024, we repurchased 83,763 shares of our common stock for $8.0 million and 172,990 shares of our common stock for $18.0 million, respectively, to be held as treasury stock. During the six months ended June 30, 2023, we did not repurchase any shares of our common stock. A total of 3,112,462 shares of our common stock has been repurchased since our stock repurchase program commenced. As of June 30, 2024, we may purchase up to $193.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $183.0 million during the six months ended June 30, 2024. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the six months ended June 30, 2024 was primarily driven by cash outflow from the $287.2 million decrease in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity, and the $9.1 million decrease in the net change in accrued expenses and other liabilities, partially offset by net income of $75.6 million and the $35.1 million increase in the net change in accounts payable.
Net cash provided by operating activities was $92.8 million during the six months ended June 30, 2023. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the six months ended June 30, 2023 was primarily driven by cash inflow from net income of $80.1 million, and the $34.1 million and $22.9 million increase in the net change in accounts payable and other assets, respectively.
Investing Activities
Net cash used in investing activities was $2.9 million during the six months ended June 30, 2024, primarily due to the purchase of property and equipment and additional investment in unconsolidated entities.
Net cash used in investing activities was $6.8 million during the six months ended June 30, 2023, primarily due to additional investment in unconsolidated entities.
Financing Activities
Net cash provided by financing activities was $188.0 million during the six months ended June 30, 2024, primarily driven by $349.1 million of borrowings under our Credit Agreement, offset by $99.0 million of repayments on our Credit Agreement and payments of $46.7 million related to a financing arrangement with a third-party land banker. In addition, during the six months ended June 30, 2024, we repurchased $18.0 million of shares of our common stock under our stock repurchase program to be held as treasury stock.
Net cash used in financing activities was $74.7 million during the six months ended June 30, 2023, primarily driven by net payments of $60.2 million on our credit agreement then in effect and net payments of $11.8 million related to a financing arrangement with a third-party land banker.
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
Material Cash Requirements
As of June 30, 2024, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2024 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
As of June 30, 2024, we had $819.7 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of June 30, 2024 was SOFR plus 1.85%. At June 30, 2024, SOFR was 5.34%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $8.2 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchase of shares of our common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
April 1-30, 2024	—	$—	—	$201,526
May 1-31, 2024	39,214	$96.86	39,214	$197,728
June 1-30, 2024	44,549	$94.27	44,549	$193,528
	83,763	95.48	83,763
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
ITEM 5.     OTHER INFORMATION
On June 12, 2024, Eric Lipar, Chief Executive Officer of the Company, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Subject to meeting the stock price conditions set forth therein and pursuant to the terms thereof, Mr. Lipar’s Rule 10b5-1 trading arrangement provides for the sale, between November 5, 2024 and November 5, 2026, of a maximum number of 50,000 shares of the Company’s common stock. Mr. Lipar’s Rule 10b5-1 trading arrangement will be in effect until the earlier of (i) November 5, 2026 and (ii) the completion of all sales contemplated thereunder.
Except as set forth above, during the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LGI Homes, Inc.

Date:	July 30, 2024	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	July 30, 2024	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer