Form 10-Q
period 2024-09-30
LGI Homes, Inc.
filed 2024-11-05
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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

As of November 1, 2024, there were 23,513,488 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$60,903	$48,978
Accounts receivable	49,022	41,319
Real estate inventory	3,439,668	3,107,648
Pre-acquisition costs and deposits	33,676	30,354
Property and equipment, net	62,001	45,522
Other assets	159,399	113,849
Deferred tax assets, net	9,146	8,163
Goodwill	12,018	12,018
Total assets	$3,825,833	$3,407,851

LIABILITIES AND EQUITY
Accounts payable	$53,314	$31,616
Accrued expenses and other liabilities	229,097	271,872
Notes payable	1,546,459	1,248,332
Total liabilities	1,828,870	1,551,820

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,625,950 shares issued and 23,513,488 shares outstanding as of September 30, 2024 and 27,521,120 shares issued and 23,581,648 shares outstanding as of December 31, 2023	276	275
Additional paid-in capital	334,792	321,062
Retained earnings	2,034,917	1,889,716
Treasury stock, at cost, 4,112,462 shares as of September 30, 2024 and 3,939,472 shares as of December 31, 2023	(373,022)	(355,022)
Total equity	1,996,963	1,856,031
Total liabilities and equity	$3,825,833	$3,407,851

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Home sales revenues	$651,854	$617,539	$1,645,202	$1,750,166

Cost of sales	488,362	458,734	1,239,425	1,350,608
Selling expenses	55,196	49,781	149,196	141,811
General and administrative	27,991	26,748	90,022	84,334
Operating income	80,305	82,276	166,559	173,413
Other income, net	(11,547)	(7,173)	(25,270)	(19,793)
Net income before income taxes	91,852	89,449	191,829	193,206
Income tax provision	22,277	22,407	46,628	46,068
Net income	$69,575	$67,042	$145,201	$147,138
Earnings per share:
Basic	$2.96	$2.85	$6.17	$6.24
Diluted	$2.95	$2.84	$6.15	$6.21

Weighted average shares outstanding:
Basic	23,500,349	23,546,061	23,540,620	23,562,374
Diluted	23,579,592	23,640,686	23,611,906	23,696,095

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2023	27,521,120	$275	$321,062	$1,889,716	$(355,022)	$1,856,031
Net income	—	—	—	17,053	—	17,053
Restricted stock units granted for accrued annual bonuses	—	—	786	—	—	786
Stock repurchase	—	—	—	—	(10,002)	(10,002)
Compensation expense for equity awards	—	—	3,829	—	—	3,829
Stock issued under employee incentive plans	75,020	1	1,505	—	—	1,506
BALANCE— March 31, 2024	27,596,140	$276	$327,182	$1,906,769	$(365,024)	$1,869,203
Net income	—	—	—	58,573	—	58,573
Stock repurchase	—	—	—	—	(7,998)	(7,998)
Compensation expense for equity awards	—	—	2,841	—	—	2,841
Stock issued under employee incentive plans	16,602	—	1,223	—	—	1,223
BALANCE— June 30, 2024	27,612,742	$276	$331,246	$1,965,342	$(373,022)	$1,923,842
Net income	—	—	—	69,575	—	69,575
Compensation expense for equity awards	—	—	2,256	—	—	2,256
Stock issued under employee incentive plans	13,208	—	1,290	—	—	1,290
BALANCE— September 30, 2024	27,625,950	$276	$334,792	$2,034,917	$(373,022)	$1,996,963

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

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$145,201	$147,138
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(9,612)	(8,493)
Distributions of earnings from unconsolidated entities	10,737	9,989
Depreciation and amortization	2,280	1,780
Gain on disposal of assets	—	(1,634)
Compensation expense for equity awards	8,926	8,586
Deferred income taxes	(983)	(3,438)
Changes in assets and liabilities:
Accounts receivable	(7,703)	(10,508)
Real estate inventory	(390,896)	(194,360)
Pre-acquisition costs and deposits	(3,322)	(9,630)
Other assets	(670)	30,873
Accounts payable	21,698	42,002
Accrued expenses and other liabilities	23,597	(34,980)
Net cash used in operating activities	(200,747)	(22,675)
Cash flows from investing activities:
Purchases of property and equipment	(1,345)	(848)
Investment in unconsolidated entities	(5,296)	(11,619)
Return of capital from unconsolidated entities	—	4,871
Net cash used in investing activities	(6,641)	(7,596)
Cash flows from financing activities:
Proceeds from notes payable	507,666	335,864
Payments on notes payable	(214,000)	(260,000)
Proceeds from financing arrangements	—	50,402
Payments on financing arrangements	(60,274)	(79,784)
Loan issuance costs	(97)	(5,561)
Proceeds from sale of stock, net of offering expenses	4,018	4,333
Stock repurchase	(18,000)	—
Net cash provided by financing activities	219,313	45,254
Net increase in cash and cash equivalents	11,925	14,983
Cash and cash equivalents, beginning of period	48,978	31,998
Cash and cash equivalents, end of period	$60,903	$46,981

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
The accompanying unaudited financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Land, land under development and finished lots	$2,244,256	$2,099,133
Information centers	55,446	47,936
Homes in progress	469,280	313,124
Completed homes	624,951	542,996
Total owned inventory	3,393,933	3,003,189
Real estate not owned	45,735	104,459
Total real estate inventory	$3,439,668	$3,107,648
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
We build and lease a number of single-family homes in select, existing communities. During the nine months ended September 30, 2024, we transferred $17.4 million of home assets from real estate inventory to rental properties within property and equipment, net. We are lessors of the homes representing these home assets.
3.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Real estate inventory development and construction payable	$66,060	$71,193
Land banking financing arrangements	45,735	104,459
Taxes payable	28,904	14,694
Accrued compensation, bonuses and benefits	16,927	22,550
Warranty reserve	15,650	13,600
Accrued interest	18,238	13,522
Inventory related obligations	11,540	11,924
Lease liability	6,149	4,947
Contract deposits	4,994	2,909
Other	14,900	12,074
Total accrued expenses and other liabilities	$229,097	$271,872
Land Banking Financing Arrangements
We have land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns. Principal payments on these financing arrangements will generally coincide with the repurchase of lot takedowns from the land banker. We expect to complete the repurchase of all lots via takedowns associated with these transactions over the course of approximately one to two years.
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warranty reserves, beginning of period	$14,700	$12,150	$13,600	$10,750
Warranty provision	2,020	2,220	5,977	6,450
Warranty expenditures	(1,070)	(1,370)	(3,927)	(4,200)
Warranty reserves, end of period	$15,650	$13,000	$15,650	$13,000

4.     NOTES PAYABLE
Revolving Credit Agreement
On December 5, 2023, we entered into an amendment to the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended by amendments thereto dated as of February 22, 2022, April 29, 2022, April 28, 2023 and December 5, 2023, the “2023 Credit Agreement”). The 2023 Credit Agreement provides for a $1.205 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the 2023 Credit Agreement. The 2023 Credit Agreement matures on April 28, 2028 with respect to $960.0 million, or 79.7%, of the $1.205 billion of commitments thereunder and on April 28, 2025 with respect to 20.3% of the commitments thereunder.
Before each anniversary of the 2023 Credit Agreement, we may request a one-year extension of its maturity date. The 2023 Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the 2023 Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), may not exceed the borrowing base under the 2023 Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the 2023 Credit Agreement. As of September 30, 2024, the borrowing base under the 2023 Credit Agreement was $2.0 billion, of which the maximum available to borrow is $1.9 billion. As of September 30, 2024, borrowings under the 2023 Credit Agreement and the outstanding principal amount of the 2029 Senior Notes and the 2028 Senior Notes totaled approximately $1.6 billion, $26.1 million of letters of credit were outstanding and $314.5 million was available to borrow under the 2023 Credit Agreement.
Borrowings under the 2023 Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At September 30, 2024, the Applicable Margin was 1.85%, and SOFR was 4.85%, subject to the 0.50% SOFR floor as included in the 2023 Credit Agreement.
The 2023 Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The 2023 Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2024, we were in compliance with all of the covenants contained in the 2023 Credit Agreement.
On October 9, 2024, we entered into a Fifth Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Fifth Amendment”), which amended the 2023 Credit Agreement (as so amended by the Fifth Amendment, the “Credit Agreement”). The Fifth

Amendment, among other things, (a) amended the negative covenant in Section 10.1(g) of the Credit Agreement relating to housing inventory and (b) extended the maturity of the commitments of certain lenders under the Credit Agreement to April 28, 2028. The Credit Agreement matures on April 28, 2028 with respect to $1.085 billion, or 90.0%, of the $1.205 billion of commitments thereunder and on April 28, 2025 with respect to 10.0% of the commitments thereunder. The Credit Agreement otherwise has substantially similar terms and provisions to the 2023 Credit Agreement.
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
Notes payable consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Notes payable under the 2023 Credit Agreement ($1.205 billion revolving credit facility at September 30, 2024) maturing in part on April 28, 2025 and in part on April 28, 2028; interest paid monthly at SOFR plus 1.85%	$863,299	$569,633
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
8.750% Senior Notes due December 15, 2028; interest paid semi-annually at 8.750%	400,000	400,000
Net debt issuance costs	(16,840)	(21,301)
Total notes payable	$1,546,459	$1,248,332
Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest incurred	$30,544	$21,578	$89,130	$62,865
Less: Amounts capitalized	(30,544)	(21,578)	(89,130)	(62,865)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$23,110	$23,358	$79,925	$63,114
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $3.1 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively, and $11.5 million and $10.6 million for the nine months ended September 30, 2024 and 2023, respectively.
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
For the three months ended September 30, 2024, our effective tax rate of 24.3% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
For the nine months ended September 30, 2024, our effective tax rate of 24.3% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes, net of the federal benefit, and the compensation cost in excess of deductions for share-based payments, offset by a decrease in the rate for the federal energy efficient homes tax credits.
Income taxes paid were $5.2 million and $20.2 million for the three months ended September 30, 2024 and 2023, respectively. Income taxes paid were $33.5 million and $80.0 million for the nine months ended September 30, 2024 and 2023, respectively.
6.     EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended September 30, 2024, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2024, we repurchased 172,990 shares of our common stock for $18.0 million to be held as treasury stock. During the three and nine months ended September 30, 2023, we did not repurchase any shares of our common stock. A total of 3,112,462 shares of our common stock has been repurchased since our stock repurchase program commenced. As of September 30, 2024, we may purchase up to $193.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$69,575	$67,042	$145,201	$147,138
Denominator:
Basic weighted average shares outstanding	23,500,349	23,546,061	23,540,620	23,562,374
Effect of dilutive securities:
Stock-based compensation units	79,243	94,625	71,286	133,721
Diluted weighted average shares outstanding	23,579,592	23,640,686	23,611,906	23,696,095

Basic earnings per share	$2.96	$2.85	$6.17	$6.24
Diluted earnings per share	$2.95	$2.84	$6.15	$6.21
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	3,069	1,749	10,025	4,735

8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Nine Months Ended September 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning balance	133,359	$114.98	146,239	$100.93
Granted	58,731	$108.42	40,435	$105.78
Vested	(20,294)	$141.62	(44,303)	$64.82
Forfeited	(9,041)	$108.79	(6,802)	$114.23
Ending balance	162,755	$109.64	135,569	$113.52
We recognized $1.3 million and $1.2 million of stock-based compensation expense related to outstanding RSUs for the three months ended September 30, 2024 and 2023, respectively. We recognized $4.1 million and $3.6 million of stock-based compensation expense related to outstanding RSUs for the nine months ended September 30, 2024 and 2023, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At September 30, 2024, we had unrecognized compensation cost of $8.2 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.9 years.
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
The following table summarizes the activity of our PSUs for the nine months ended September 30, 2024:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2023	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding at September 30, 2024	Weighted Average Grant Date Fair Value
2021	2021 - 2023	43,159	—		(43,159)	—	$141.00
2022	2022 - 2024	63,304	—	(1,516)	—	61,788	$118.80
2023	2023 - 2025	72,443	—	(1,630)	—	70,813	$104.36
2024	2024 - 2026		70,947	(1,768)		69,179	$111.94
Total		178,906	70,947	(4,914)	(43,159)	201,780
At September 30, 2024, management estimates that the recipients will receive approximately 100.0%, 86.5% and 0.0% of the 2024, 2023 and 2022 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.8 million and $1.7 million of total stock-based compensation expense related to outstanding PSUs for the three months ended September 30, 2024 and 2023, respectively. We recognized $4.0 million of total stock-based compensation expense related to outstanding PSUs for each of the nine months ended September 30, 2024 and 2023. The 2021 - 2023 performance period PSUs vested and issued on March 8, 2024, at 93.6% of the target number. At September 30, 2024, we had unrecognized compensation cost of $7.5 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.2 years. PSUs granted in 2022, 2023 and 2024 are excluded from the calculation of diluted EPS as they are subject to unsatisfied performance conditions.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. As of September 30, 2024, the 2023 Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of each of the 2029 Senior Notes and the 2028 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at September 30, 2024 and December 31, 2023 (in thousands):

		September 30, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2029 Senior Notes (1)	Level 2	$300,000	$298,259	$300,000	$296,381
2028 Senior Notes (1)	Level 2	$400,000	$450,546	$400,000	$486,306
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

	September 30, 2024	December 31, 2023
Land deposits and option payments (1)	$29,290	$26,955
Commitments under the land purchase contracts if the purchases are consummated (1)	$587,325	$513,941
Lots under land purchase contracts (1)	14,535	15,750
(1)Includes land banking financing arrangements, see Note 2 and Note 3 for more details regarding real estate not owned.
As of September 30, 2024 and December 31, 2023, approximately $11.9 million and $11.4 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.7 million and $4.6 million as of September 30, 2024 and December 31, 2023, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $6.1 million and $4.9 million as of September 30, 2024 and December 31, 2023, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.6 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $1.8 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases was $1.4 million for each of the nine months ended September 30, 2024 and 2023. As of September 30, 2024, the weighted-average discount rate was 5.9% and our weighted-average remaining life was 2.2 years. We do not have any significant lease contracts that have not yet commenced at September 30, 2024.

The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2024 (in thousands):

Year Ending December 31,	Operating leases
2024	$462
2025	1,829
2026	1,602
2027	1,389
2028	970
Thereafter	709
Total	6,961
Lease amount representing interest	(812)
Present value of lease liabilities	$6,149
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $376.3 million (including $26.1 million of letters of credit issued under the 2023 Credit Agreement) and $357.0 million (including $28.1 million of letters of credit issued under the 2023 Credit Agreement) at September 30, 2024 and December 31, 2023, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
As of September 30, 2024, we had two equity-method real estate joint ventures and two additional joint ventures engaged in mortgage and insurance activities that primarily provide services to our homebuyers. As of September 30, 2024 and December 31, 2023, we have a total of $25.5 million and $21.5 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three and nine months ended September 30, 2024 was $4.6 million and $9.6 million, respectively. Income associated with our investment in unconsolidated entities during the three and nine months ended September 30, 2023 was $3.2 million and $8.5 million, respectively.
11.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our move-up and luxury series spec homes sold under our Terrata Homes brand.
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retail home sales revenues	$602,398	$574,246	$1,531,459	$1,633,826
Wholesale home sales revenues	49,456	43,293	113,743	116,340
Total home sales revenues	$651,854	$617,539	$1,645,202	$1,750,166
Our home sales revenues are disaggregated by geography, based on our determined reportable segments. See Note 12 for tabular presentation of this information.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West, and Florida divisions) that we aggregate into five qualifying reportable segments at September 30, 2024: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way we evaluate our business performance and manage our operations.

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

Financial information relating to our reportable segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Central	$164,439	$183,615	$441,609	$564,580
Southeast	155,205	149,593	407,068	397,618
Northwest	83,061	67,666	187,253	212,885
West	150,646	94,950	351,880	256,575
Florida	98,503	121,715	257,392	318,508
Total home sales revenues	$651,854	$617,539	$1,645,202	$1,750,166

Net income (loss) before income taxes:
Central	$21,828	$32,172	$46,985	$69,521
Southeast	27,565	26,786	67,552	54,166
Northwest	12,338	9,432	19,606	23,194
West	20,966	9,368	40,882	15,162
Florida	9,738	15,579	19,588	37,077
Corporate (1)	(583)	(3,888)	(2,784)	(5,914)
Total net income before income taxes	$91,852	$89,449	$191,829	$193,206
(1)The Corporate balance consists of general and administration unallocated costs for various shared service functions offset by non-strategic other income, as well as our warranty reserve. Actual warranty expenses are reflected within the reportable segments.

	September 30, 2024	December 31, 2023
Assets:
Central	$1,110,352	$1,026,303
Southeast	735,104	664,877
Northwest	577,968	528,319
West	769,167	671,558
Florida	508,058	420,286
Corporate (1)	125,184	96,508
Total assets	$3,825,833	$3,407,851
(1)The Corporate balance consists primarily of forward commitments and investments in unconsolidated entities.

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
Birmingham, AL
Nashville, TN
The housing market remains healthy, with overall demand supported by strong fundamentals, including household formation and migration trends, the ongoing impact of years of underproduction, and a lock-in effect limiting the supply of existing homes available for sale. On top of these dynamics are a resilient employment market and our customers’ positive outlook on the stability of their jobs. On the other side of the demand equation is constrained affordability, which remains the main challenge for our customers. During the nine months ended September 30, 2024, we had 4,495 home closings, compared to 4,971 home closings during the nine months ended September 30, 2023.
We sell homes under the LGI Homes and Terrata Homes brands. Our 138 active communities at September 30, 2024 included 18 Terrata Homes communities. At September 30, 2023, we had 106 active communities, including 11 Terrata Homes communities.
Recent Developments
On October 9, 2024, we entered into the Fifth Amendment, which amended the 2023 Credit Agreement. The Fifth Amendment, among other things, (a) amended the negative covenant in the Credit Agreement relating to housing inventory and (b) extended the maturity of the commitments of certain lenders under the Credit Agreement to April 28, 2028. For additional information on the Credit Agreement (including defined terms used in this paragraph), see Note 4, “Notes Payable” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Key Results
Key financial results as of and for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, were as follows:
•Home sales revenues increased 5.6% to $651.9 million from $617.5 million.
•Homes closed increased 0.3% to 1,757 homes from 1,751 homes.
•Average sales price per home closed increased 5.2% to $371,004 from $352,678.
•Gross margin as a percentage of home sales revenues decreased to 25.1% from 25.7%.

•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues was 27.2% in both comparable periods.
•Net income before income taxes increased 2.7% to $91.9 million from $89.4 million.
•Net income increased 3.8% to $69.6 million from $67.0 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 16.2% from 16.0%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Key financial results as of and for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were as follows:
•Home sales revenues decreased 6.0% to $1.6 billion from $1.8 billion.
•Homes closed decreased 9.6% to 4,495 homes from 4,971 homes.
•Average sales price per home closed increased 4.0% to $366,007 from $352,075.
•Gross margin as a percentage of home sales revenues increased to 24.7% from 22.8%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 26.7% from 24.5%.
•Net income before income taxes decreased 0.7% to $191.8 million from $193.2 million.
•Net income decreased 1.3% to $145.2 million from $147.1 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 13.6% from 12.5%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 68,564 lots at September 30, 2024 as compared to 69,904 lots at June 30, 2024 and 71,081 lots at December 31, 2023.

Results of Operations
The following table sets forth our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$651,854	$617,539	$1,645,202	$1,750,166
Expenses:
Cost of sales	488,362	458,734	1,239,425	1,350,608
Selling expenses	55,196	49,781	149,196	141,811
General and administrative	27,991	26,748	90,022	84,334
Operating income	80,305	82,276	166,559	173,413
Other income, net	(11,547)	(7,173)	(25,270)	(19,793)
Net income before income taxes	91,852	89,449	191,829	193,206
Income tax provision	22,277	22,407	46,628	46,068
Net income	$69,575	$67,042	$145,201	$147,138
Basic earnings per share	$2.96	$2.85	$6.17	$6.24
Diluted earnings per share	$2.95	$2.84	$6.15	$6.21
Other Financial and Operating Data:
Average community count	133.3	103.7	126.1	101.1
Community count at end of period	138	106	138	106
Home closings	1,757	1,751	4,495	4,971
Average sales price per home closed	$371,004	$352,678	$366,007	$352,075
Gross margin (1)	$163,492	$158,805	$405,777	$399,558
Gross margin % (2)	25.1%	25.7%	24.7%	22.8%
Adjusted gross margin (3)	$177,603	$168,152	$439,098	$429,544
Adjusted gross margin % (2)(3)	27.2%	27.2%	26.7%	24.5%
EBITDA (4)	$105,636	$98,822	$224,296	$219,461
EBITDA margin % (2)(4)	16.2%	16.0%	13.6%	12.5%

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
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the three months ended September 30, 2024 and 2023, and our community count by reportable segment as of September 30, 2024 and 2023, were as follows (revenues in thousands):

	Three Months Ended September 30, 2024					As of September 30, 2024
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$164,439	509	$323,063	45.7	3.7	47
Southeast	155,205	466	333,058	27.3	5.7	29
Northwest	83,061	150	553,740	14.3	3.5	15
West	150,646	361	417,302	23.0	5.2	24
Florida	98,503	271	363,480	23.0	3.9	23
Total	$651,854	1,757	$371,004	133.3	4.4	138

	Three Months Ended September 30, 2023					As of September 30, 2023
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$183,615	561	$327,299	34.7	5.4	34
Southeast	149,593	452	330,958	23.7	6.4	24
Northwest	67,666	131	516,534	11.0	4.0	11
West	94,950	249	381,325	14.3	5.8	15
Florida	121,715	358	339,986	20.0	6.0	22
Total	$617,539	1,751	$352,678	103.7	5.6	106
Home sales revenues for the three months ended September 30, 2024 were $651.9 million, an increase of $34.3 million, or 5.6%, from $617.5 million for the three months ended September 30, 2023. The increase in home sales revenues was primarily due to an increase in the average sales price per home closed and a slight increase in homes closed during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The average sales price per home closed during the three months ended September 30, 2024 was $371,004, an increase of $18,326, or 5.2%, from the average sales price per home closed of $352,678 for the three months ended September 30, 2023. The increase in the average sales price per home closed was primarily due to geographic mix, largely in our Northwest and West segments, and a favorable pricing environment. The overall increase in home closings was a result of a higher average community count during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The overall increase in average community count relates to timing associated with new community openings, offset by the close out of some communities and transition between certain active communities during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The overall decrease in absorption rate generally relates to the impact of ongoing affordability constraints, new community openings, and the overall increase in community count.

Included within our home sales revenues for the three months ended September 30, 2024 was $49.5 million in wholesale revenues resulting from 160 home closings, representing 9.1% of the 1,757 total homes closed during the three months ended September 30, 2024. Included within our home sales revenues for the three months ended September 30, 2023 was $43.3 million in wholesale revenues resulting from 139 home closings, representing 7.9% of the 1,751 total homes closed during the three months ended September 30, 2023.
•Home sales revenues in our Central reportable segment decreased by $19.2 million, or 10.4%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to a 9.3% decrease in the number of homes closed and a 1.3% decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Southeast reportable segment increased by $5.6 million, or 3.8%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to a 3.1% increase in the number of homes closed and a 0.6% increase in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count, partially offset by a lower absorption rate.
•Home sales revenues in our Northwest reportable segment increased by $15.4 million, or 22.8%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to a 14.5% increase in the number of homes closed and a 7.2% increase in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count, partially offset by a lower absorption rate.
•Home sales revenues in our West reportable segment increased by $55.7 million, or 58.7%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to a 45.0% increase in the number of homes closed and a 9.4% increase in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count, partially offset by a lower absorption rate.
•Home sales revenues in our Florida reportable segment decreased by $23.2 million, or 19.1%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to a 24.3% decrease in the number of homes closed, partially offset by a 6.9% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by a higher average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales increased for the three months ended September 30, 2024 to $488.4 million, an increase of $29.6 million, or 6.5%, from $458.7 million for the three months ended September 30, 2023, primarily due to an increase in lot costs and higher capitalized interest. Gross margin for the three months ended September 30, 2024 was $163.5 million, an increase of $4.7 million, or 3.0%, from $158.8 million for the three months ended September 30, 2023. Gross margin as a percentage of home sales revenues was 25.1% for the three months ended September 30, 2024 and 25.7% for the three months ended September 30, 2023. This decrease in gross margin as a percentage of home sales revenues was primarily due to the impact of increased sales incentives offered and a combination of an increase in lot costs and higher capitalized interest during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Selling Expenses. Selling expenses for the three months ended September 30, 2024 were $55.2 million, an increase of $5.4 million, or 10.9%, from $49.8 million for the three months ended September 30, 2023. The increase in selling expenses was primarily due to an increase in advertising expense and an increase in personnel costs as a result of an increase in communities for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Sales commissions decreased to $27.6 million for the three months ended September 30, 2024 from $27.9 million for the three months ended September 30, 2023, primarily due to a decrease in outside commissions, partially offset by an increase in our in-house commissions due to an overall increase in revenues during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Selling expenses as a percentage of home sales revenues were 8.5% and 8.1% for the three months ended September 30, 2024 and 2023, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to higher advertising and other personnel expenses incurred during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
General and Administrative. General and administrative expenses for the three months ended September 30, 2024 were $28.0 million, an increase of $1.2 million, or 4.6%, from $26.7 million for the three months ended September 30, 2023. The increase in general and administrative expenses was primarily a result of increased indirect overhead expenses and professional fees, partially offset by a decrease in payroll related costs during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. General and administrative expenses as a percentage of home sales revenues were 4.3% during each of the three months ended September 30, 2024 and 2023.

Other Income, Net. Other income, net of other expenses was $11.5 million for the three months ended September 30, 2024, an increase of $4.4 million from $7.2 million for the three months ended September 30, 2023. The increase in other income, net of other expenses, primarily reflects gains realized from the sale of residential lots and the increase in income associated with our investment in unconsolidated entities during the three months ended September 30, 2024.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended September 30, 2024 was $80.3 million, a decrease of $2.0 million, or 2.4%, from $82.3 million for the three months ended September 30, 2023. The decrease in operating income was primarily attributed to lower gross margin and higher advertising and other costs associated with the increase in average community count. Net income before income taxes for the three months ended September 30, 2024 was $91.9 million, an increase of $2.4 million, or 2.7%, from $89.4 million for the three months ended September 30, 2023. The increase in net income before income taxes was primarily attributed to gains realized from the sale of residential lots during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Our reportable segments contributed to net income before income taxes during the three months ended September 30, 2024 as follows: Central - $21.8 million, or 23.8%; Southeast - $27.6 million, or 30.0%; Northwest - $12.3 million, or 13.4%; West - $21.0 million, or 22.8%; and Florida - $9.7 million, or 10.6%.
Income Taxes. Income tax provision for the three months ended September 30, 2024 was $22.3 million, a decrease of $0.1 million, or 0.6%, from income tax provision of $22.4 million for the three months ended September 30, 2023. The decrease in our effective tax rate to 24.3% for the three months ended September 30, 2024 from 25.1% for the three months ended September 30, 2023 was primarily a result of a decrease in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the three months ended September 30, 2024 was $69.6 million, an increase of $2.5 million, or 3.8%, from $67.0 million for the three months ended September 30, 2023. The increase in net income was primarily attributed to a higher average sales price per home closed and gains realized from the sale of residential lots during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the nine months ended September 30, 2024 and 2023 were as follows (revenues in thousands):

	Nine Months Ended September 30, 2024
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$441,609	1,363	$323,998	43.8	3.5
Southeast	407,068	1,231	330,681	26.2	5.2
Northwest	187,253	344	544,340	13.6	2.8
West	351,880	848	414,953	20.7	4.6
Florida	257,392	709	363,035	21.8	3.6
Total	$1,645,202	4,495	$366,007	126.1	4.0

	Nine Months Ended September 30, 2023
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$564,580	1,724	$327,483	35.3	5.4
Southeast	397,618	1,216	326,988	24.1	5.6
Northwest	212,885	433	491,651	10.1	4.8
West	256,575	672	381,808	13.3	5.6
Florida	318,508	926	343,961	18.3	5.6
Total	$1,750,166	4,971	$352,075	101.1	5.5
Home sales revenues for the nine months ended September 30, 2024 were $1.6 billion, a decrease of $105.0 million, or 6.0%, from $1.8 billion for the nine months ended September 30, 2023. The decrease in home sales revenues was primarily due to a 9.6% decrease in homes closed, offset by an increase in the average sales price per home closed during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The overall decrease in home closings was a result of a lower absorption rate, partially offset by a higher average community count, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The overall increase in average community count relates to timing associated with new community openings, offset by the close out of some communities and transition between certain active communities during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The average sales price per home closed during the nine months ended September 30, 2024 was $366,007, an increase of $13,932, or 4.0%, from the average sales price per home closed of $352,075 for the nine months ended September 30, 2023. The increase in the average sales price per home closed was primarily due to geographic mix and a favorable pricing environment. The overall decrease in absorption rate generally relates to the impact of ongoing affordability constraints, new community openings, and the overall increase in community count.
Included within our home sales revenues for the nine months ended September 30, 2024 was $113.7 million in wholesale revenues resulting from 379 home closings, representing 8.4% of the 4,495 total homes closed during the nine months ended September 30, 2024. Included within our home sales revenues for the nine months ended September 30, 2023 was $116.3 million in wholesale revenues resulting from 381 home closings, representing 7.7% of the 4,971 total homes closed during the nine months ended September 30, 2023. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to fewer retail home closings during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

•Home sales revenues in our Central reportable segment decreased by $123.0 million, or 21.8%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a 20.9% decrease in the number of homes closed as well as a slight decrease in the average sales price per home closed. The decrease in home closings was primarily the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Southeast reportable segment increased by $9.5 million, or 2.4%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a 1.2% increase in the number of homes closed and a 1.1% increase in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count, partially offset by a lower absorption rate.
•Home sales revenues in our Northwest reportable segment decreased by $25.6 million, or 12.0%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a 20.6% decrease in the number of homes closed, offset by a 10.7% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our West reportable segment increased by $95.3 million, or 37.1%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a 26.2% increase in the number of homes closed and an 8.7% increase in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count, partially offset by a lower absorption rate.
•Home sales revenues in our Florida reportable segment decreased by $61.1 million, or 19.2%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to a 23.4% decrease in the number of homes closed, partially offset by a 5.5% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales for the nine months ended September 30, 2024 was $1.2 billion, a decrease of $111.2 million, or 8.2%, from $1.4 billion for the nine months ended September 30, 2023. This decrease was primarily due to an increase in lot costs and higher capitalized interest. Gross margin for the nine months ended September 30, 2024 was $405.8 million, an increase of $6.2 million, or 1.6%, from $399.6 million for the nine months ended September 30, 2023. Gross margin as a percentage of home sales revenues was 24.7% for the nine months ended September 30, 2024 and 22.8% for the nine months ended September 30, 2023. The increase in gross margin as a percentage of home sales revenues during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to a higher average sales price per home closed, partially offset by a combination of higher lot costs and higher capitalized interest as a percentage of revenue as well as the impact of sales incentives offered during the nine months ended September 30, 2024.
Selling Expenses. Selling expenses for the nine months ended September 30, 2024 were $149.2 million, an increase of $7.4 million, or 5.2%, from $141.8 million for the nine months ended September 30, 2023. The increase in selling expenses was primarily due to an increase in advertising expense and an increase in personnel costs as a result of an increase in communities for the nine months ended September 30, 2024 as compared to the three months ended September 30, 2023. Sales commissions decreased to $72.2 million during the nine months ended September 30, 2024 from $77.1 million for the nine months ended September 30, 2023, primarily due to a decrease in outside commissions and our in-house commissions. Selling expenses as a percentage of home sales revenues were 9.1% and 8.1% for the nine months ended September 30, 2024 and 2023, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to higher advertising and other personnel expenses during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2024 were $90.0 million, an increase of $5.7 million, or 6.7%, from $84.3 million for the nine months ended September 30, 2023. The increase in general and administrative expenses was primarily a result of increased indirect overhead expenses and professional fees, partially offset by a decrease in payroll related costs during the nine months ended September 30, 2024. General and administrative expenses as a percentage of home sales revenues were 5.5% and 4.8% for the nine months ended September 30, 2024 and 2023, respectively. The increase in general and administrative expenses as a percentage of home sales revenues was primarily due to leverage from community count growth during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Other Income, Net. Other income, net of other expenses was $25.3 million for the nine months ended September 30, 2024, an increase of $5.5 million from $19.8 million for the nine months ended September 30, 2023. The increase in other income, net of other expenses, primarily reflects gains realized from the sale of residential lots and the increase in income associated with our investment in unconsolidated entities.
Operating Income and Net Income before Income Taxes. Operating income for the nine months ended September 30, 2024 was $166.6 million, a decrease of $6.9 million, or 4.0%, from $173.4 million for the nine months ended September 30, 2023. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption rate and higher advertising and other costs associated with the increase in average community count during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Net income before income taxes for the nine months ended September 30, 2024 was $191.8 million, a decrease of $1.4 million, or 0.7%, from $193.2 million for the nine months ended September 30, 2023. Our reportable segments contributed to net income before income taxes during the nine months ended September 30, 2024 as follows: Central - $47.0 million, or 24.5%; Southeast - $67.6 million, or 35.2%; Northwest - $19.6 million, or 10.2%; West - $40.9 million, or 21.3%; and Florida - $19.6 million, or 10.2%.
Income Taxes. Income tax provision for the nine months ended September 30, 2024 was $46.6 million, an increase of $0.6 million, or 1.2%, from income tax provision of $46.1 million for the nine months ended September 30, 2023. The increase in our effective tax rate to 24.3% for the nine months ended September 30, 2024 from 23.8% for the nine months ended September 30, 2023 was primarily a result of an increase in the compensation cost in excess of deductions for share-based payments, partially offset by the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the nine months ended September 30, 2024 was $145.2 million, a decrease of $1.9 million, or 1.3%, from $147.1 million for the nine months ended September 30, 2023. The decrease in net income was primarily attributed to overall lower homes closed and lower home sales revenues, partially offset by a higher gross margin during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
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

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Home sales revenues	$651,854	$617,539	$1,645,202	$1,750,166
Cost of sales	488,362	458,734	1,239,425	1,350,608
Gross margin	163,492	158,805	405,777	399,558
Capitalized interest charged to cost of sales	12,954	8,580	30,187	24,475
Purchase accounting adjustments (1)	1,157	767	3,134	5,511
Adjusted gross margin	$177,603	$168,152	$439,098	$429,544
Gross margin % (2)	25.1%	25.7%	24.7%	22.8%
Adjusted gross margin % (2)	27.2%	27.2%	26.7%	24.5%
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
The following table reconciles EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$69,575	$67,042	$145,201	$147,138
Income tax provision (benefit)	22,277	22,407	46,628	46,068
Depreciation and amortization	830	793	2,280	1,780
Capitalized interest charged to cost of sales	12,954	8,580	30,187	24,475
EBITDA	$105,636	$98,822	$224,296	$219,461
EBITDA margin %(1)	16.2%	16.0%	13.6%	12.5%

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
Our net orders decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The number of homes in our backlog at September 30, 2024 decreased 21.0% compared to September 30, 2023. The decreases generally relate to the impact of ongoing affordability constraints and our decision to limit the use of incentives to the level required to achieve predetermined closing targets during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Nine Months Ended September 30,
	2024 (4)	2023 (5)
Net orders (1)	4,993	5,646
Cancellation rate (2)	21.6%	22.8%
Ending backlog – homes (3)	1,088	1,377
Ending backlog – value (3)	$417,798	$509,932
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
(4)As of September 30, 2024, we had 212 units related to bulk sales agreements associated with our wholesale business.
(5)As of September 30, 2023, we had 273 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 138 and 117 active communities as of September 30, 2024 and December 31, 2023, respectively. Generally, it takes us two to three years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we have utilized, on a limited and strategic basis, land banking financing arrangements.
Our lot inventory decreased to 68,564 owned or controlled lots as of September 30, 2024 from 71,081 owned or controlled lots as of December 31, 2023, primarily related to our discipline in the evaluation and selective approval of new land deals.
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
The table below shows (i) home closings by reportable segment for the nine months ended September 30, 2024 and (ii) our owned or controlled lots by reportable segment as of September 30, 2024.

	Nine Months Ended September 30, 2024	As of September 30, 2024
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	1,363	20,283	1,842	22,125
Southeast	1,231	14,072	4,239	18,311
Northwest	344	5,478	2,286	7,764
West	848	9,023	3,754	12,777
Florida	709	5,173	2,414	7,587
Total	4,495	54,029	14,535	68,564
(1)Of the 54,029 owned lots as of September 30, 2024, 38,734 were raw/under development lots and 15,295 were finished lots.

Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of September 30, 2024, we had a total of 2,491 completed homes, including information centers, and 1,977 homes in progress.
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
Liquidity and Capital Resources
Overview
As of September 30, 2024, we had $60.9 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
Revolving Credit Facility
On October 9, 2024, we entered into a Fifth Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Fifth Amendment”), which amended the 2023 Credit Agreement (as so amended by the Fifth Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.205 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on April 28, 2028 with respect to $1.085 billion, or 90.0%, of the $1.205 billion of commitments thereunder and on April 28, 2025 with respect to 10.0% of the commitments thereunder.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of September 30, 2024, the borrowing base under the 2023 Credit Agreement was $2.0 billion, of which the maximum available to borrow is $1.9 billion. As of September 30, 2024, borrowings under the 2023 Credit Agreement and the outstanding principal amount of the 2029 Senior Notes and the 2028 Senior Notes totaled approximately $1.6 billion, $26.1 million of letters of credit were outstanding and $314.5 million was available to borrow under the 2023 Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At September 30, 2024, the Applicable Margin was 1.85%, and SOFR was 4.85%, subject to the 0.50% SOFR floor as included in the 2023 Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2024, we were in compliance with all of the covenants contained in the 2023 Credit Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements totaled $376.3 million as of September 30, 2024. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of September 30, 2024 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended September 30, 2024, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2024, we repurchased 172,990 shares of our common stock for $18.0 million to be held as treasury stock. During the three and nine months ended September 30, 2023, we did not repurchase any shares of our common stock. A total of 3,112,462 shares of our common stock has been repurchased since our stock repurchase program commenced. As of September 30, 2024, we may purchase up to $193.5 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $200.7 million during the nine months ended September 30, 2024. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the nine months ended September 30, 2024 was primarily driven by cash outflow from the $390.9 million decrease in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and partially offset by net income of 145.2 million.
Net cash used in operating activities was $22.7 million during the nine months ended September 30, 2023. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the nine months ended September 30, 2023 was primarily driven by cash outflow from the $194.4 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and partially offset by net income of $147.1 million.

Investing Activities
Net cash used in investing activities was $6.6 million during the nine months ended September 30, 2024, primarily due to additional investment in unconsolidated entities.
Net cash used in investing activities was $7.6 million during the nine months ended September 30, 2023, primarily due to additional investment in unconsolidated entities.
Financing Activities
Net cash provided by financing activities was $219.3 million during the nine months ended September 30, 2024, primarily driven by $507.7 million of borrowings under our 2023 Credit Agreement, offset by $214.0 million of repayments on our 2023 Credit Agreement and payments of $60.3 million related to a financing arrangement with a third-party land banker. In addition, during the nine months ended September 30, 2024, we repurchased $18.0 million of shares of our common stock under our stock repurchase program to be held as treasury stock.
Net cash provided by financing activities was $45.3 million during the nine months ended September 30, 2023, primarily driven by net borrowings of $75.9 million on our credit agreement then in effect, partially offset by net payments of $29.4 million related to a financing arrangement with a third-party land banker.
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
Material Cash Requirements
As of September 30, 2024, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2024 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
As of September 30, 2024, we had $863.3 million of variable rate indebtedness outstanding under the 2023 Credit Agreement. All of the outstanding borrowings under the Credit Agreement are (and, as of September 30, 2024, all of the outstanding borrowings under the 2023 Credit Agreement were) at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of September 30, 2024 was SOFR plus 1.85%. At September 30, 2024, SOFR was 4.85%, subject to the 0.50% SOFR floor as included in the 2023 Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $8.6 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 5.     OTHER INFORMATION
On August 2, 2024, Michael Snider, Chief Operating Officer of the Company, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Subject to meeting the stock price conditions set forth therein and pursuant to the terms thereof, Mr. Snider’s Rule 10b5-1 trading arrangement provides for the sale, between November 21, 2024 and November 21, 2025, of a maximum number of shares of the Company’s common stock that would generate proceeds of up to $3.0 million. Mr. Snider’s Rule 10b5-1 trading arrangement will be in effect until the earlier of (i) November 21, 2025 and (ii) the completion of all sales contemplated thereunder.
Except as set forth above, during the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
10.1**
Fifth Amendment to Fifth Amended and Restated Credit Agreement, dated as of October 9, 2024, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on October 11, 2024).

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

LGI Homes, Inc.

Date:	November 5, 2024	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	November 5, 2024	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer