Form 10-K
period 2024-12-31
LGI Homes, Inc.
filed 2025-02-26
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.8 billion based on the closing price of such stock on such date as reported on the NASDAQ Stock Market.

As of February 21, 2025, there were 23,397,074 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III.

PART I
ITEM 1.    BUSINESS
General
We are engaged in the design, construction and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia, Pennsylvania, Maryland and Utah. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 75,000 homes. During the year ended December 31, 2024, we had 6,131 home closings, including the bulk sale of 103 leased, single-family homes, compared to 6,729 home closings in 2023.
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
Business Opportunities
Since December 2013, we have grown substantially, expanding our operations from eight markets in four states to 36 markets in 21 states. As of December 31, 2024, we were active in 151 communities throughout the United States. We focus on demographic and economic trends forecasted for these markets and expect to continue increasing our community count in the future.
Driven by commitment to our customers and our desire to make their dreams of homeownership a reality, we offer multiple product lines, including attached and detached entry-level homes and active adult offerings that are marketed and sold under our LGI Homes brand and luxury homes that are marketed and sold under our Terrata Homes brand.
During 2024, our average home completion time was approximately 105 to 135 calendar days, our home size ranged between 900 to approximately 4,100 square feet and our overall sales prices ranged from approximately $191,000 to more than $1,000,000. For the year ended December 31, 2024, we closed 6,131 homes, including the bulk sale of 103 leased, single-family homes. Excluding the bulk sale of 103 leased, single-family homes, our average sales price per home closed was $365,394. During 2023, our average home completion time was approximately 108 to 150 days, our home size ranged between 950 to approximately 4,100 square feet and our overall sales prices ranged from approximately $189,000 to more than $1,000,000. For the year ended December 31, 2023, we closed 6,729 homes at an average sales price per home closed of $350,510.
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
Additionally, we engage in other business activities that leverage or complement our core homebuilding operations. Our wholesale business builds and sells homes primarily to large institutions interested in acquiring single-family rental properties through bulk sales agreements. Beginning in 2021, we began building and leasing a number of single-family homes in select, existing communities. These rental projects are income producing and we maintain the option to sell these homes in a bulk purchase agreement. Finally, from time to time, we enter into strategic joint ventures. We have two equity-method real estate joint ventures and four additional joint ventures engaged primarily to provide services, such as mortgage and insurance, to our homebuyers.

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
Our commission-based sales professionals are trained to learn about the current housing situation of the customer, educate them on the value proposition of owning an LGI home and provide them with a comprehensive understanding of the steps required to achieve homeownership. We also inform customers of our history, vision and values. Our sales professionals review credit and income qualifications if applicable, provide floor plans and pricing information, and conduct tours of our homes based on the customer’s needs and budget. We provide each customer with a comprehensive introduction to the community and the surrounding area, furnishing them with detailed information regarding utilities, schools, homeowners association dues and restrictions, local entertainment and nearby dining and shopping options. As a result of our transparent approach, we believe customers receive all the critical information needed to make a buying decision, which we believe sets clear expectations and eliminates confusion during the home buying process.
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
Birmingham, AL
Nashville, TN
These operating segments reflect the way we evaluate our business performance and manage our operations. Additional information on our operating segments and product information is contained in Note 14, “Segment Information” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Our active adult community offers affordable homes in both open and age-restricted lifestyles in amenity-rich communities. This community leverages existing floor plans with minor modifications designed to meet the needs of active adult homebuyers at prices that present a compelling value-proposition.
Our Terrata Homes brand allows us to leverage our systems and processes, including our customer centric sales system, to deliver move-in ready homes with preselected luxury features. During 2024, we closed 318 Terrata Homes at an average sales price per home closed of $637,000, compared to 260 Terrata Homes at an average sales price per home closed of $587,000 in 2023. As of December 31, 2024, we offered Terrata Homes in 18 of our active communities. We expect that home closings in our Terrata Homes branded communities will be less than 5% of our annual home closings during 2025.
Our two equity-method real estate joint ventures and four additional joint ventures provide a streamlined, customer-focused experience for our homebuyers. LGI Mortgage Solutions provides mortgage services to our customers through an unconsolidated joint venture. LGI Insurance Solutions provides homeowners and other insurance products to our customers through an unconsolidated joint venture.
Our wholesale business provides opportunities for us to leverage our even-flow construction methodology to build and sell homes primarily to large institutions interested in acquiring homes to be used as rental properties through bulk sales agreements. During 2024 and 2023, we had 552 and 679 wholesale home closings, respectively, which represented 9.2% and 10.1% of our total home closings in 2024 and 2023, respectively. We expect our wholesale business to represent approximately 10% of our annual home closings during 2025.
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
Our lot inventory decreased to 70,899 owned or controlled lots as of December 31, 2024 from 71,081 owned or controlled lots as of December 31, 2023 primarily related to our discipline in the evaluation of and selective approval of new land deals.
We had 151 and 117 active communities as of December 31, 2024 and December 31, 2023, respectively. Generally, it takes us two to five years to turn raw or undeveloped land into an active community.

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
The table below shows (i) home closings by reportable segment for the year ended December 31, 2024 and (ii) our owned or controlled lots by reportable segment as of December 31, 2024.

	Year Ended December 31, 2024	As of December 31, 2024
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	1,757	20,099	3,542	23,641
Southeast	1,635	13,870	4,434	18,304
Northwest	483	5,161	3,000	8,161
West	1,140	8,829	4,119	12,948
Florida	1,013	5,358	2,487	7,845
Total	6,028	53,317	17,582	70,899
(1)Of the 53,317 owned lots as of December 31, 2024, 37,432 were raw/under development lots and 15,885 were finished lots.
Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of December 31, 2024, we had a total of 2,685 completed homes, including information centers, and 1,358 homes in progress.

The following is a summary of our homes in inventory by reportable segment as of December 31, 2024 (dollar values in thousands):

Reportable Segment	Homes in Inventory (1)	Inventory Value (1)
Central	1,150	$263,005
Southeast	845	178,907
Northwest	321	130,377
West	688	204,018
Florida	866	229,432
Total	3,870	$1,005,739
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
As of December 31, 2024, we employed 1,170 people, of whom 98 were located at our corporate headquarters. Of our employees located outside our corporate headquarters, 689 were on-site sales and support personnel, and 383 were involved with acquisition and development, purchasing, and construction. We have built a diverse team of professionals with a wide range of industry experience across our markets. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. We offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry.
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
We are committed to improving and giving back to the communities we serve. In addition to ongoing charitable giving, we close all of our offices nationwide once a year for our Service Impact Day. During this annual service event, our focus turns away from sales and home closings as we dedicate the entire day to charitable giving and volunteerism. Every LGI employee spends the day contributing to the local community. From constructing fences and cleaning up parks, organizing food, and volunteering at children's centers, we are committed to being a positive presence in the communities we build. Since 2016, we have contributed over $3.5 million in corporate, non-profit sponsorships, donated over 40,000 employee service hours and collaborated with over 100 non-profit organizations in an effort to make a meaningful impact in our local communities.
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
Information about our Executive Officers
The following table sets forth information regarding our executive officers as of February 25, 2025:

Name	Age	Position
Eric Lipar	54	Chief Executive Officer and Chairman of the Board
Michael Snider	53	President and Chief Operating Officer
Charles Merdian	55	Chief Financial Officer and Treasurer
Scott Garber	53	General Counsel and Corporate Secretary

Eric Lipar.    Mr. Lipar is our Chief Executive Officer and serves as Chairman of our Board of Directors. He has served as our Chief Executive Officer since 2009, as a director since June 2013 and as Chairman of the Board since July 2013. Previously, Mr. Lipar served as our President from 2003 until 2009. Mr. Lipar has been in the residential land development business since the mid-1990s and is one of our founders. He has overseen land acquisitions, development and the sale of over 75,000 homes since our inception. Mr. Lipar currently serves on the Residential Neighborhood Development Council for the Urban Land Institute and is a member of the Policy Advisory Board for the Harvard Joint Center for Housing Studies.

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
Ms. Shailee Parikh - Chief Operating Officer of Revantage, a Blackstone portfolio company that provides support to Blackstone’s real estate portfolio, and Managing Partner of ARK Real Estate, LLC, a real estate investment and management company.
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
◦labor and raw material shortages and price fluctuations that could delay or increase the cost of home construction or land development;
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
◦information system failures, cyber incidents or breaches in security by us or third parties upon which we rely;
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
Risks inherent in controlling, purchasing, holding and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a considerable amount of time and requires a substantial cash investment. Land development is a key part of our operations and we develop land in most of our markets. The time and investment required for development may adversely impact our business. We have substantial real estate inventories that regularly remain on our balance sheet for significant periods of time prior to their sale, during which time we are exposed to the risk of adverse market developments. Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited, and we may be forced to hold non-income producing properties for extended periods of time. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Because interest and other expenses are capitalized only during the development of land and home construction, we incur interest subject to capitalization criteria and recognize maintenance expenses on unsold completed homes in inventory. As of December 31, 2024, we had 2,512 completed homes in inventory and 1,358 homes in progress in inventory. In the event there is a continued downturn in home sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.
Labor and raw material shortages, price fluctuations and supply chain constraints could delay or increase the cost of home construction or land development, which could materially and adversely affect us.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified subcontractors and tradespeople and supplies of materials such as insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures or as a result of broader economic disruptions. In addition, pricing for labor and raw materials can be affected by the factors discussed above and various other national, regional, local, economic and political factors, including changes in immigration laws or their enforcement, trends in labor migration and tariffs. For example, the federal government previously imposed, and has recently proposed, new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including lumber, raising our costs for these items (or products made with them). Such government-imposed tariffs and trade regulations on imported building supplies, and retaliatory measures by other countries, may in the future have significant impacts on the cost to construct our homes and on our customers’ budgets, including by causing disruptions or shortages in our supply chain. We cannot predict what changes to trade policy will be made by the current presidential administration, the U.S. Congress or other governments, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. We have also experienced labor shortages, price fluctuations and increased labor costs, including as a result of inflation or wage increases, particularly over the past few years, before stabilizing recently, due to historic inflation rates in the United States. It is uncertain whether these conditions will continue as is, improve or worsen. Further, our success in recently-entered markets or those we may choose to enter in the future depends substantially on our ability to source labor and local materials on terms that are favorable to us. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. In the event of shortages in labor or raw materials in such markets, local subcontractors, tradespeople and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Labor and raw material shortages, price increases for labor and raw materials and supply chain constraints could cause delays in and increase our costs of home construction or land development, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Our business and results of operations are dependent on the availability, skill and performance of subcontractors.
We engage subcontractors to perform the construction of our homes and the development of our raw land and, in many cases, to select and obtain the raw materials used for such work. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will be available at reasonable rates and in our markets. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Despite our quality control and jobsite safety efforts, we may discover from time to time that our subcontractors have engaged in improper construction or safety practices or have installed defective materials in our homes or subdivisions. When we discover these issues, we typically utilize our subcontractors to repair the defects. The adverse costs of repairing such defects or satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs from subcontractors, suppliers and insurers, which could have a material adverse impact on our business, prospects, liquidity, financial condition and results of operations. We may also suffer reputational damage, and may be exposed to potential liability, from the actions of subcontractors or their failure to comply with applicable laws, including matters that are beyond our control. Attempts at mitigation may not be successful, and we could be subject to claims relating to actions of, or matters relating to, our subcontractors.
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
As a homebuilder and developer, we are subject to construction defect, product liability and home and other warranty claims arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. There can be no assurance that any developments we undertake or homes we build will be free from defects once completed, and any defects attributable to us may lead to significant contractual or other liabilities. We rely on subcontractors to perform the construction of our homes and the development of our communities and, in some cases, to select and obtain building materials. Although we provide subcontractors with detailed specifications and perform quality control procedures, subcontractors may, in some cases, use improper construction processes or defective materials. Defective products used during construction or defective construction of our homes or communities can result in the need to perform extensive repairs. The cost of performing such repairs, or litigation arising out of such issues, may be significant if we are unable to recover the costs from subcontractors, suppliers and/or insurers. Warranty and construction defect matters can also result in negative publicity, including on social media outlets, which could damage our reputation and negatively affect our ability to sell homes.
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
We have two equity-method real estate joint ventures and four additional joint ventures engaged primarily to provide services, such as mortgage and insurance, to our homebuyers. We may co-invest in the future with third parties through other partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development. In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Our joint venture partners may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the land acquisition or development. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.
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
Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby decreasing demand for our homes. Historically, we have experienced a significant increase in land, labor, materials and costs related to construction. In an inflationary environment, such as the economic environment we have experienced recently, depending on the homebuilding industry and other economic conditions, we may be unable to raise the sales prices of our homes enough to offset the increasing costs of our operations, which would decrease our profit margins. Furthermore, if we need to lower the sales prices of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult and/or more expensive to maintain sufficient funds to operate our business.
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
Almost all of our customers finance their home purchases through lenders that provide mortgage financing. Mortgage interest rates have increased significantly since January 2022, which has negatively impacted the overall housing market. The current and continued macroeconomic conditions impacting the homebuilding industry include inflation and mortgage interest rates. The significant burden of inflation and higher mortgage interest rates for our customers since January 2022 are viewed by us as the primary driver behind the subsequent decrease in demand for new homes. However, we cannot predict whether mortgage interest rates will rise, remain high or fall. If mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted.
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
Our backlog reflects standard purchase contracts with our homebuyers for homes that still need to be delivered. We require a deposit from our homebuyers for all homes reflected in our backlog, and generally, we have the right to retain the deposit if the homebuyer does not complete the purchase. In some cases, however, a homebuyer may cancel the purchase contract and receive a complete or partial refund of the deposit for reasons such as state and local law requirements, the homebuyer’s inability to obtain mortgage financing or the homebuyer’s failure to sell their current home. Homebuyers may also choose to cancel their purchase contract and forfeit their deposit. As of December 31, 2024, we had 599 homes with an ending backlog value of $236.5 million. With the weakening of the housing market over the past several years, we have experienced an increase in cancellation rates. If economic conditions decline further, if mortgage financing becomes less available or more costly, or if our homes become less attractive due to market price declines or due to other conditions at or in the vicinity of our communities, we could experience an additional increase in homebuyers canceling their purchase contracts with us, which could have an adverse effect on our business and results of operations.
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
We cannot predict whether and to what extent the housing markets in the geographic areas in which we operate will grow, particularly if interest rates for mortgage loans, land costs, and construction costs continue to rise or stay at similar levels. Other factors that might impact the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of an epidemic or pandemic, the conflict between Russia and Ukraine, the conflict in the Middle East, or impacts from the change in U.S. presidential administration, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums, homeowners’ insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, slower rates of population growth or population decline in our markets, or Federal Reserve policy changes.
If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, including as a result of an epidemic or pandemic, the conflict between Russia and Ukraine, the conflict in the Middle East, impacts from the change in U.S presidential administration, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices continue to rise or stay at similar levels, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed, cancellations of home purchase contracts and the amount of revenues or profits we generate, and such effect may be material.
Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors (which may be driven by birth rate changes, economic factors or U.S. immigration policies); availability and pricing of mortgage financing for homebuyers; housing affordability; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing; homebuyer interest in our current or new product designs and new home community locations; general consumer interest in purchasing a home compared to choosing other housing alternatives; interest of financial institutions or other businesses in purchasing wholesale homes; and real estate taxes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts and fires), other calamities and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years.
In 2022, the Federal Reserve’s aggressive actions to stem inflation caused mortgage interest rates to increase significantly. The resulting increased costs of borrowing negatively impacted customer sentiment and accelerated existing affordability constraints for potential homebuyers. As a result, many homebuyers paused their home purchasing decisions.
The potential difficulties described above can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to develop land and build our homes. We may not be able to recover these increased costs by raising prices because of market conditions. The potential difficulties described above could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether.
The homebuilding industry is highly competitive and, if our competitors are more successful or offer better value to our customers, our business could decline.
We operate in a very competitive environment that is characterized by competition from a number of other homebuilders and land developers in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with large national and regional homebuilding companies, some of which have greater financial and operational resources than us, and with smaller local homebuilders and land developers, some of which may have lower administrative costs than us. We may be at a competitive disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturns in the housing market. Furthermore, our market share in certain of our markets may be lower as compared to some of our competitors. In addition, the homebuilding industry has been subject to increasing consolidation, which could result in existing competitors increasing their market share. Such changes have the potential to increase competitive dynamics in affected markets. Many of our competitors also have longer operating histories and longstanding relationships with subcontractors and suppliers in the markets in which we operate or to which we may expand.

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
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia, Pennsylvania, Maryland and Utah. A prolonged economic downturn in the future in one or more of these areas, or a particular industry that is fundamental to one or more of these areas, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Our communities in our West segment are especially susceptible to restrictive government regulations and environmental laws.
Moreover, certain insurance companies doing business in states in which we operate could restrict, curtail or suspend the issuance of homeowners’ insurance policies on single-family homes. This could both reduce the availability of hurricane, fire and other types of natural disaster insurance, in general, and increase the cost of such insurance to prospective purchasers of homes. Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners’ insurance. There can be no assurance that homeowners’ insurance will be available or affordable to prospective purchasers of our homes. Long-term restrictions on, or unavailability of, homeowners’ insurance could have an adverse effect on the homebuilding industry in our markets and on our business. Additionally, the availability of permits for new homes in new and existing developments could be adversely affected by the significantly limited capacity of the schools, roads, and other infrastructure.
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
Our homebuilding operations are located in areas that are subject to natural disasters, severe weather or adverse geological conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, floods, storm surge, coastal erosion, sea level rise, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes and other natural disasters. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, increase mortgage default risk, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to our assets, affect the desirability of our land or projects or result in potential buyers facing higher costs for, or being unable to obtain, fire, flood or other hazard insurance coverage in certain areas, thereby reducing the number of potential buyers who can afford, or are willing, to purchase homes in those areas, adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion. For example, the incidence of large wildfires in California has substantially increased in recent years, and the risk of future wildfires is expected to increase. The housing markets in areas affected by California’s recent wildfires have been adversely affected by increased insurance costs and difficulties in obtaining homeowners’ insurance, which we expect to be exacerbated by the recent wildfires in Los Angeles. These natural events could also prompt governmental authorities to adopt more stringent building codes, which would likely increase development costs in affected areas and negatively impact home affordability and/or demand. Furthermore, the occurrence of natural disasters, severe weather and other adverse geological conditions has increased in recent years due to climate change and may continue to increase in the future. Climate change may have the effect of making the risks described above occur more frequently and more severely, which could amplify the adverse impact on our business, prospects, liquidity, financial condition and results of operations.
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
We are subject to environmental, health and safety laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and/or delay completion of our projects.
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
There is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, and will continue to cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate change impacts and concerns could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. On January 20, 2021, President Biden signed an instrument that led to the United States’ reentry into the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. The Paris Agreement requires the parties to complete a global stocktake, assessing members’ collective efforts and achievements in reducing greenhouse gas emissions and adapting to the impacts of climate change, every five years. On December 13, 2023, the 28th annual UN Climate Change Conference (“COP 28”) issued its first global stocktake, which calls on parties, including the
United States, to contribute to transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, amongst other things, to achieve net zero by 2050. Despite the issuance of an executive order on January 20, 2025 initiating the process to withdraw the United States from the Paris Agreement, we anticipate that a variety of legislation may be enacted or considered for enactment at the state and local levels relating to climate change and energy. This legislation could relate to, for example, matters such as greenhouse gas emissions control and building and other codes that impose energy efficiency standards or require energy saving construction materials. On June 1, 2022, the Biden Administration launched the National Initiative to Advance Building Codes, an initiative to modernize building codes, improve climate resilience, and reduce energy costs and the Inflation Reduction Act of 2022 (the “IRA 2022”), through various grants and tax incentives, encourages municipalities to adopt stricter energy codes, both of which could increase the cost to construct homes and cause delays. Pursuant to an executive order issued on January 20, 2025, the disbursement of funds appropriated under the IRA 2022 and the Infrastructure Investment and Jobs Act was paused.

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

Climate change is a focus of both the SEC and investors. In March 2024, the SEC adopted a set of rules that require a wide range of climate-related disclosures, including material climate-related risks, information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition, Scope 1 and Scope 2 GHG emissions on a phased-in basis by certain larger registrants when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated in the U.S. Court of Appeals for the Eighth Circuit. In April 2024, the SEC issued an order staying the final rules until judicial review is complete. In September 2023, California passed climate-related disclosure mandates that are broader than the SEC’s rules. Compliance with these disclosure rules may be costly and subject a company to criticism by regulators, investors, the media or other stakeholders for the accuracy, adequacy or completeness of its ESG disclosures and could adversely impact a company’s reputation and financial position.
Changes in tax law could adversely affect our business.
U.S. tax law is always subject to change (possibly with retroactive effect). For example, in August 2022, the United States enacted the IRA 2022, which contains significant changes to U.S. tax law including, but not limited to, a corporate minimum tax and 1% excise tax on stock repurchases. Other potential changes to the U.S. Internal Revenue Code, as amended (the “Code”), include changes to the U.S. corporate income tax rate and provisions limiting or eliminating various deductions, credits or tax preferences. Interpretations of the Code and regulations promulgated by the Internal Revenue Service are likewise subject to change. As states elect to conform (or else have rolling conformity) to the Code, such interpretations and regulations (including those promulgated by state authorities) could likewise affect our state income and franchise tax obligations. Any future changes in tax law, including changes to U.S. federal, state, territorial or local tax law, could affect our tax position and adversely impact our business.
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
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us, and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2024, we had a $1.205 billion revolving credit facility under the Credit Agreement to finance our construction and development activities. As of December 31, 2024, we had outstanding borrowings of $401.9 million under the Credit Agreement and we could borrow an additional $270.5 million under the Credit Agreement. As of December 31, 2024, borrowings under the Credit Agreement bore interest at a rate of the Secured Overnight Financing Rate (“SOFR”) plus 1.85% per annum. In addition, as of December 31, 2024, we had outstanding $400.0 million aggregate principal amount of the 2028 Senior Notes (as defined herein), $300.0 million aggregate principal amount of the 2029 Senior Notes (as defined herein) and $400.0 million aggregate principal amount of the 2032 Senior Notes (as defined herein).
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
As of December 31, 2024, we had total outstanding borrowings of $401.9 million under the Credit Agreement, and we could borrow an additional $270.5 million under the Credit Agreement. As of December 31, 2024, borrowings under the Credit Agreement bore interest at a rate of SOFR plus 1.85% per annum. In addition, as of December 31, 2024, we had outstanding $400.0 million aggregate principal amount of the 2028 Senior Notes, which bear interest at a fixed rate of 8.750%, $300.0 million aggregate principal amount of the 2029 Senior Notes, which bear interest at a fixed rate of 4.000%, and $400.0 million aggregate principal amount of the 2032 Senior Notes, which bear interest at a fixed rate of 7.000%. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.
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
We currently participate through two equity-method real estate joint ventures and four additional joint ventures as a limited partner and with independent third parties in which we do not have a controlling interest. As of December 31, 2024 and 2023, we have contributed a total of $28.3 million and $21.5 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into these unconsolidated entities are used by the entities to invest in certain real estate transactions and residential mortgage services, respectively.
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
We could suffer physical damage to property or sustain liabilities resulting in losses that may not be fully recoverable by insurance. Insurance against certain types of risks, such as terrorism, earthquakes, floods or personal injury claims, may be unavailable, available in amounts that are less than the full market value or replacement cost of investment or underlying assets or subject to a large deductible or self-insurance retention amount. In addition, there can be no assurance that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles or self-insurance retention, we could sustain financial loss or lose capital invested in the affected property, as well as anticipated future income from that property. Furthermore, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles. We may also be liable for any debt or other financial obligations related to affected property.
Information system failures, cyber incidents or breaches in security could adversely affect us.
We rely on accounting, financial, operational, management and other information systems, including the Internet and third-party hosted services, to conduct our operations, store personal data and sensitive data, process financial information and results of operations for internal reporting purposes and comply with financial reporting, legal and tax requirements. Our information systems, and those of our business partners, vendors and service providers, are subject to damage or interruption from power outages; computer and telecommunication failures; computer viruses; security breaches, including due to malware and phishing; cyberattacks, such as denial-of-service or ransomware attacks; natural disasters; usage errors by employees and other related risks. In addition, cybersecurity risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. Any cyber incident, attack, breach or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Furthermore, any failure or security breach of information systems or data could result in diversion of management or work force attention; increased costs required to prevent, respond to or mitigate an incident; a violation of applicable privacy, data security, or other laws; significant legal and financial exposure; damage to our reputation; or a loss of confidence in our security measures which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. We have been the target of a number of unsuccessful cyberattacks, and we expect these attacks to continue into the foreseeable future. We have employed administrative, physical and technical controls and processes to mitigate these types of risks and help protect our information systems, including appointing dedicated personnel responsible for overseeing the Company’s information security posture, maintaining a suite of information security policies, providing routine employee cyber and information security training and conducting third-party assessments. In addition, our technical safeguards are designed to provide multiple, redundant safeguards to protect against exploitation of a vulnerability that may arise or if a security control fails. Although we have implemented these safeguards, systems and processes intended to secure our information systems, there can be no assurance that our efforts to maintain the security and integrity of our information systems will be effective or that future attempted security breaches or disruptions would not be successful or damaging.
Beyond our service providers, we depend on third parties to handle certain processes required to complete land purchases and home closings, including title insurers and escrow/settlement companies. Third parties, as well as independent mortgage lenders and other firms involved in real property transactions, could experience their own cybersecurity incidents or IT resource failures that disrupt or prevent their performance of necessary real estate transaction services. For example, in late 2023, the third-party lender in our mortgage solutions joint venture identified a cybersecurity incident that included unauthorized third-party access to its systems. Such cybersecurity incidents or IT resource failures could significantly disrupt our ability to close on land transactions or our customers’ ability to close on their homes, as well as our production schedules and delivery forecasts, and could have a material impact on our operations or consolidated financial statements, including by causing home sales contract cancellations.
Our business is subject to complex and evolving U.S. laws and regulations regarding privacy and data security.
As part of our normal business activities, we collect, process and store certain information, including information specific to homebuyers, customers, employees, vendors and suppliers. We may share some of this information with third parties who assist us with certain aspects of our business. Privacy and data security have become significant issues and the subject of rapidly evolving regulation in the United States. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. Such laws and regulations governing data privacy and the unauthorized disclosure of personal information, such as the California Privacy Rights Act (CPRA), may significantly impact our business activities and require substantial compliance costs, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
•elevated mortgage interest rates for prolonged periods, disruption in the terms or availability of mortgage financing or increase in the number of foreclosures in our markets;
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
•changes in, liabilities under, or the failure or inability to comply with, governmental laws and regulations, including environmental, privacy and security laws and regulations;
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cyber risk awareness. Our Vice President, Information Technology and our information technology group endeavor to evaluate and address cyber risks in alignment with our business objectives, operational needs and industry-accepted standards, such as the National Institute of Standards and Technology (NIST) and Center for Internet Security (CIS) Critical Security Controls frameworks.
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
ITEM 2.     PROPERTIES
We lease approximately 25,000 square feet in The Woodlands, Texas for our corporate headquarters; this lease expires in 2028. In addition, to adequately meet the needs of our operations, we lease offices in Arizona, California, Colorado, Florida, Georgia, Maryland, Minnesota, Nevada, North Carolina, Tennessee, Texas, Utah and Washington. See “Business—Land Acquisition Policies and Development” for a summary of the other property which we owned or controlled as of December 31, 2024.
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
Class Action Lawsuit
On May 23, 2023, a class action lawsuit was filed by Rikki McAlister, a former sales representative, on behalf of herself and all others similarly situated, in the District Court of Arapahoe County, State of Colorado, against LGI Homes Corporate, LLC, a subsidiary of the Company, alleging violations of Colorado employment law, including failure to pay overtime compensation, failure to provide rest periods and improper deductions from wages. On November 21, 2023, the lawsuit was removed to the United States District Court for the District of Colorado, which granted the plaintiff’s motion for class certification on December 6, 2024. The plaintiff in the lawsuit is requesting as damages, on behalf of the plaintiff and all members of the class, unpaid back wages, unpaid minimum wages, unpaid overtime compensation, reimbursement for unlawfully-deducted wages, compensation for rest periods not provided, certain mandatory and additional penalties, reasonable attorney’s fees and incurred costs. We have responded to the complaint and intend to defend ourselves vigorously against the allegations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market (NASDAQ) under the symbol “LGIH.” As of February 21, 2025, the closing price of our common stock on the NASDAQ was $77.80, and we had 22 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
Stock Repurchase Program
The following table summarizes the repurchase of shares of our common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
October 1-31, 2024	—	$—	—	$193,528
November 1-30, 2024	—	$—	—	$193,528
December 1-31, 2024	134,877	$94.89	134,877	$180,729
	134,877	$94.89	134,877
(1)     On February 15, 2022, the Board announced that it had approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.

During the three months ended December 31, 2024, we repurchased 134,877 shares of our common stock for $12.8 million to be held as treasury stock. A total of 3,247,339 shares of our common stock has been repurchased since our stock repurchase program commenced. As of December 31, 2024, we may purchase up to $180.7 million of shares of common stock under our stock repurchase program. The IRA 2022 imposes a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.
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

Stock Performance Graph
This chart compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Companies Stock Index (the “S&P 500 Index”) and the Standard & Poor’s Homebuilders Select Industry Index (the “S&P Homebuilders Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2019 and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Comparison of Cumulative Total Return among LGI Homes, Inc. Common Stock, the S&P 500 Index, and the S&P Homebuilders Index for the years ended December 31, 2024, 2023, 2022, 2021 and 2020.

$300
$200
$100
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
LGIH
S&P 500 Index
S&P Homebuilders Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
LGIH	$100.00	$149.82	$218.66	$131.07	$188.48	$126.54
S&P 500 Index	$100.00	$116.26	$147.52	$118.84	$147.64	$182.05
S&P Homebuilders Index	$100.00	$126.16	$187.73	$132.08	$209.43	$228.94

ITEM 6.     [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K contain additional information that should be referred to when reviewing this material. This section covers fiscal years 2024 and 2023 and discusses the results of operations for fiscal year 2024 compared to fiscal year 2023. The discussion of fiscal year 2022 and the results of operations for fiscal year 2023 compared to fiscal year 2022 is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 20, 2024, and is incorporated by reference into this Annual Report on Form 10-K. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
Key Results
Key financial results as of and for the year ended December 31, 2024, as compared to the year ended December 31, 2023, were as follows:
•Home sales revenues decreased 6.6% to $2.2 billion from $2.4 billion.
•Homes closed decreased 10.4% to 6,028 homes from 6,729 homes. Including the bulk sale of 103 leased, single-family homes, homes closed decreased 8.9% to 6,131 homes from 6,729 homes.
•Average sales price per home closed increased 4.2% to $365,394 from $350,510.
•Gross margin as a percentage of home sales revenues increased to 24.2% from 23.0%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 26.3% from 24.7%.
•Net income before income taxes decreased 1.1% to $258.9 million from $261.8 million.
•Net income decreased 1.6% to $196.1 million from $199.2 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 13.8% from 12.6%.
•Active communities at the end of 2024 increased 29.1% to 151 from 117.
•Total owned and controlled lots decreased 0.3% to 70,899 lots at December 31, 2024 from 71,081 lots at December 31, 2023.
For reconciliations of the non-GAAP financial measures of adjusted gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands, except per share data and average home sales price)

Statement of Income Data:
Home sales revenues	$2,202,598	$2,358,580	$2,304,455
Expenses:
Cost of sales	1,669,310	1,816,393	1,657,855
Selling expenses	199,950	191,582	144,928
General and administrative	121,192	117,350	111,565
Operating income	212,146	233,255	390,107
Other income, net	(46,767)	(28,499)	(28,009)
Net income before income taxes	258,913	261,754	418,116
Income tax provision	62,842	62,527	91,549
Net income	$196,071	$199,227	$326,567
Basic earnings per share	$8.33	$8.48	$13.90
Diluted earnings per share	$8.30	$8.42	$13.76
Other Financial and Operating Data:
Average community count	130.5	103.9	91.9
Community count at end of period	151	117	99
Home closings	6,028	6,729	6,621
Average sales price per home closed	$365,394	$350,510	$348,052
Gross margin(1)	$533,288	$542,187	$646,600
Gross margin %(2)	24.2%	23.0%	28.1%
Adjusted gross margin(3)	$579,393	$582,047	$673,745
Adjusted gross margin %(2)(3)	26.3%	24.7%	29.2%
EBITDA(4)	$304,092	$297,530	$439,968
EBITDA margin %(2)(4)	13.8%	12.6%	19.1%
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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Homes Sales.  Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the years ended December 31, 2024 and 2023, and our community count as of December 31, 2024 and 2023, were as follows (revenues in thousands):

	Year Ended December 31, 2024					As of December 31, 2024
Reportable Segment	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$564,608	1,757	$321,348	44.8	3.3	50
Southeast	538,170	1,635	329,156	27.2	5.0	31
Northwest	258,407	483	535,004	14.3	2.8	18
West	472,655	1,140	414,610	21.7	4.4	26
Florida	368,758	1,013	364,026	22.5	3.8	26
Total	$2,202,598	6,028	$365,394	130.5	3.8	151

	Year Ended December 31, 2023					As of December 31, 2023
Reportable Segment	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$730,688	2,241	$326,054	35.7	5.2	40
Southeast	556,808	1,716	324,480	24.8	5.8	28
Northwest	251,171	511	491,528	10.2	4.2	11
West	381,102	992	384,175	14.0	5.9	16
Florida	438,811	1,269	345,793	19.2	5.5	22
Total	$2,358,580	6,729	$350,510	103.9	5.4	117

Home Sales Revenues. Home sales revenues for the year ended December 31, 2024 were $2.2 billion, a decrease of $156.0 million, or 6.6%, from $2.4 billion for the year ended December 31, 2023. The decrease in home sales revenues was primarily due to a 10.4% decrease in homes closed, offset by an increase in the average sales price per home closed, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. We closed 6,028 homes during 2024, as compared to 6,729 homes closed during 2023. The overall decrease in home closings was a result of a lower absorption rate, partially offset by a higher average community count during the year ended December 31, 2024 as compared to the year ended December 31, 2023. Our average community count at December 31, 2024 increased to 130.5 from 103.9 at December 31, 2023. The overall increase in average community count is related to timing associated with new community openings, offset by the close out of some communities and transition between certain active communities during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The average sales price per home closed during the year ended December 31, 2024 was $365,394, an increase of $14,885, or 4.2%, from the average sales price per home closed of $350,510 for the year ended December 31, 2023. The increase in the average sales price per home closed was primarily due to geographic mix and a favorable pricing environment. The overall decrease in absorption rate generally relates to the impact of ongoing affordability constraints, new community openings, and the overall increase in community count.
Included within our home sales revenues for the year ended December 31, 2024 was $164.1 million in wholesale revenues resulting from 552 home closings, representing 9.2% of the 6,028 total homes closed during the year ended December 31, 2024. Included within our home sales revenues for the year ended December 31, 2023 was $202.3 million in wholesale revenues resulting from 679 home closings, representing 10.1% of the 6,729 total homes closed during the year ended December 31, 2023.

•Home sales revenues in our Central reportable segment decreased by $166.1 million, or 22.7%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a 21.6% decrease in the number of homes closed and a slight decrease in the average sales price per home closed. The decrease in home closings was primarily the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Southeast reportable segment decreased by $18.6 million, or 3.3%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a 4.7% decrease in the number of homes closed, offset by a slight increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by a 9.7% increase in the average community count.
•Home sales revenues in our Northwest reportable segment increased by $7.2 million, or 2.9%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an 8.8% increase in the average sales price per home closed, partially offset by a 5.5% decrease in the number of homes closed. The decrease in the number of homes closed was the result of a lower absorption rate, offset by a 40.2% increase in the average community count.
•Home sales revenues in our West reportable segment increased by $91.6 million, or 24.0%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a 14.9% increase in the number of homes closed and a 7.9% increase in the average sales price per home closed. The increase in home closings was the result of a 55.0% increase in the average community count, partially offset by a lower absorption rate.
•Home sales revenues in our Florida reportable segment decreased by $70.1 million, or 16.0%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a 20.2% decrease in the number of homes closed, partially offset by a 5.3% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by a 17.2% increase in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales).  Cost of sales decreased for the year ended December 31, 2024 to $1.7 billion, a decrease of $147.1 million, or 8.1%, from $1.8 billion for the year ended December 31, 2023. This overall decrease was primarily due to a 10.4% decrease in homes closed. Gross margin for the year ended December 31, 2024 was $533.3 million, a decrease of $8.9 million, or 1.6%, from $542.2 million for the year ended December 31, 2023. Gross margin as a percentage of home sales revenues was 24.2% for the year ended December 31, 2024 and 23.0% for the year ended December 31, 2023. The increase in gross margin as a percentage of home sales revenues was primarily due to a higher average sales price per home closed, partially offset by a combination of higher lot costs and higher capitalized interest as a percentage of revenue as well as the impact of sales incentives offered during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Selling Expenses.  Selling expenses for the year ended December 31, 2024 were $200.0 million, an increase of $8.4 million, or 4.4%, from $191.6 million for the year ended December 31, 2023. The increase in selling expenses was primarily due to an increase in advertising expense and an increase in personnel costs as a result of an increase in communities, offset by a decrease in sales commissions. Sales commissions decreased to $95.8 million for the year ended December 31, 2024 from $102.8 million for the year ended December 31, 2023 primarily due to a decrease in home sales revenues during 2024 as compared to 2023. Selling expenses as a percentage of home sales revenues were 9.1% and 8.1% for the years ended December 31, 2024 and 2023, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to higher advertising expenses, fewer wholesale home closings and higher other personnel expenses incurred during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
General and Administrative. General and administrative expenses for the year ended December 31, 2024 were $121.2 million, an increase of $3.8 million, or 3.3%, from $117.4 million for the year ended December 31, 2023. The increase in the amount of general and administrative expenses was primarily a result of increased indirect overhead expenses and professional fees, partially offset by a decrease in payroll related costs for the year ended December 31, 2024 as compared to the year ended December 31, 2023. General and administrative expenses as a percentage of home sales revenues were 5.5% and 5.0% for the years ended December 31, 2024 and 2023, respectively. The increase in general and administrative expenses as a percentage of home sales revenues reflects our increased personnel and associated overhead costs, partially offset by a decrease in payroll related costs during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Other Income. Other income, net of other expenses was $46.8 million for the year ended December 31, 2024, an increase of $18.3 million from $28.5 million for the year ended December 31, 2023. The increase in other income, net of other expenses, primarily reflects gains realized from the bulk sale of 103 leased, single-family homes and the sale of residential lots for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Operating Income and Net Income before Income Taxes.  Operating income for the year ended December 31, 2024 was $212.1 million, a decrease of $21.1 million, or 9.1%, from $233.3 million for the year ended December 31, 2023. Net income before income taxes for the year ended December 31, 2024 was $258.9 million, a decrease of $2.8 million, or 1.1%, from $261.8 million for the year ended December 31, 2023. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption rate, and higher advertising and other costs associated with the increase in average community count during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The following reportable segments contributed to net income before income taxes during the year ended December 31, 2024 as follows: Central - $66.7 million, or 25.8%; Southeast - $85.3 million, or 32.9%; Northwest - $25.9 million, or 10.0%; West - $52.2 million, or 20.2%; and Florida - $30.4 million, or 11.7%.
Income Taxes. Income tax provision for the year ended December 31, 2024 was $62.8 million, an increase of $0.3 million, or 0.5%, from income tax provision of $62.5 million for the year ended December 31, 2023. The increase in our effective tax rate to 24.3% from 23.9% was primarily due to an increase in the rate for the deductions in excess of compensation cost for share-based payments, and the rate for state income taxes, net of the federal benefit, offset by a decrease in the rate for the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and the retroactive extension of the federal energy efficient homes tax credits for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Net Income. Net income for the year ended December 31, 2024 was $196.1 million, a decrease of $3.2 million, or 1.6%, from $199.2 million for the year ended December 31, 2023. The decrease in net income was primarily attributed to overall lower homes closed and lower home sales revenues, partially offset by a higher gross margin during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Annual Report on Form 10-K relating to adjusted gross margin and EBITDA.
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
The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Home sales revenues	$2,202,598	$2,358,580	$2,304,455
Cost of sales	1,669,310	1,816,393	1,657,855
Gross margin	533,288	542,187	646,600
Capitalized interest charged to cost of sales	42,071	33,368	20,276
Purchase accounting adjustments (1)	4,034	6,492	6,869
Adjusted gross margin	$579,393	$582,047	$673,745
Gross margin % (2)	24.2%	23.0%	28.1%
Adjusted gross margin % (2)	26.3%	24.7%	29.2%
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
The following table reconciles EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$196,071	$199,227	$326,567
Income tax provision	62,842	62,527	91,549
Depreciation and amortization	3,108	2,408	1,576
Capitalized interest charged to cost of sales	42,071	33,368	20,276
EBITDA	304,092	297,530	439,968
EBITDA margin %(1)	13.8%	12.6%	19.1%

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
Our net orders decreased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to the increase in new communities which typically open at a slower sales pace and lower overall demand compared to 2023. Our wholesale orders increased 143.3% to 146 units at December 31, 2024 from 60 units at December 31, 2023. The number of homes in our backlog at December 31, 2024 increased 1.5% compared to December 31, 2023.
As of the dates set forth below, our net orders, cancellation rate, and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Year Ended December 31,
	2024 (4)	2023 (5)	2022 (6)
Net orders (1)	6,037	6,617	5,268
Cancellation rate (2)	22.8%	25.4%	24.4%
Ending backlog - homes (3)	599	590	702
Ending backlog - value (3)	$236,511	$224,851	$252,002
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
(4)As of December 31, 2024, we had 146 units related to bulk sales agreements associated with our wholesale business.
(5)As of December 31, 2023, we had 60 units related to bulk sales agreements associated with our wholesale business.
(6)As of December 31, 2022, we had 157 units related to bulk sales agreements associated with our wholesale business.

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
Liquidity and Capital Resources
Overview
As of December 31, 2024, we had $53.2 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
Long-term Liquidity and Capital Resources
We believe that our long-term principal uses of liquidity and capital resources will be inventory related purchases concerning land, lot development, repurchases of shares of our common stock, other capital expenditures, and principal and interest payments on our debt obligations maturing between 2025 and 2032. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available to borrow under the Credit Agreement or through accessing debt or equity capital, as needed, although no assurance can be provided that such additional debt or equity capital will be available when needed or on terms that we find attractive. Additionally, we plan to further utilize, on a limited and strategic basis, land banking financing arrangements to maximize long-term liquidity for lot development projects where we have sufficient finished lot availability in certain markets. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance our indebtedness, or dispose of certain assets to fund our operating activities and capital needs.
Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of December 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of principal and interest payments on our senior notes, notes payable and land banking financing arrangements, including our unsecured revolving credit facility, letters of credit and surety bonds and operating leases. We have no senior note maturities until 2028. We also enter into certain commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Accrued Expenses and Other Liabilities,” Note 6, “Notes Payable,” and Note 12, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for amounts outstanding as of December 31, 2024, related to accrued expenses and other liabilities, debt and commitments and contingencies, respectively.
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of December 31, 2024, we had $29.0 million of cash deposits pertaining to land purchase contracts for 17,582 lots with an aggregate purchase price of $653.9 million. Approximately $10.4 million of the cash deposits as of December 31, 2024 are secured by third-party guarantees or indemnity mortgages on the related property.
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
Revolving Credit Facility
On October 9, 2024, we entered into a Fifth Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Fifth Amendment”), which amended the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended to date, including the Fifth Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.205 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on April 28, 2028 with respect to $1.085 billion, or 90.0%, of the $1.205 billion of commitments thereunder and on April 28, 2025 with respect to 10.0% of the commitments thereunder.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of December 31, 2024, the borrowing base under the Credit Agreement was $1.205 billion, of which the maximum available to borrow was $1.8 billion. As of December 31, 2024, borrowings under the Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.5 billion, $24.5 million of letters of credit were outstanding and $270.5 million was available to borrow under the Credit Agreement.
For a further description of the Credit Agreement, please refer to Note 6, “Notes Payable” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Senior Notes Offering
On November 15, 2024, we issued $400.0 million aggregate principal amount of the 2032 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A (“Rule 144A”) under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S (“Regulation S”) under the Securities Act. Interest on the 2032 Senior Notes accrues at a rate of 7.000% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2025. The 2032 Senior Notes mature on November 15, 2032. The terms of the 2032 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Fifth Supplemental Indenture thereto, dated as of November 15, 2024, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Regions Bank, as trustee.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements, totaled $377.5 million as of December 31, 2024. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of December 31, 2024 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the years ended December 31, 2024 and 2022, we repurchased 307,867 shares of our common stock for $30.8 million to be held as treasury stock, excluding the excise taxes accrued on our share repurchases as a result of the IRA 2022 and 892,916 shares of our common stock for $95.1 million to be held as treasury stock, respectively. During the year ended December 31, 2023, we did not repurchase any shares of our common stock. A total of 3,247,339 shares of our common stock has been repurchased since our stock repurchase program commenced. As of December 31, 2024, we may purchase up to $180.7 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $143.7 million during the year ended December 31, 2024. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the year ended December 31, 2024 was primarily driven by cash outflow from the $365.9 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity, partially offset by net income of $196.1 million.
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
Investing Activities
Net cash provided by investing activities was $15.6 million during the year ended December 31, 2024, primarily due to the sale of property and equipment, offset by additional investments in unconsolidated entities.
Net cash used in investing activities was $13.6 million during the year ended December 31, 2023, primarily due to additional investments in unconsolidated entities, net of return of capital from unconsolidated entities.
Financing Activities
Net cash provided by financing activities was $132.3 million during the year ended December 31, 2024, primarily driven by $592.3 million of borrowings under our credit agreement then in effect and $400.0 million of proceeds from the offering of our 2032 Senior Notes. These were partially offset by $760.0 million of repayments on our credit agreement then in effect, net of payments of $67.9 million related to a financing arrangement with a third-party land banker and by the $31.0 million in payments for shares of our common stock under our stock repurchase program.
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
Impairment of Real Estate Inventories
Real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. We pay particular attention to communities in which inventory is moving at a slower than anticipated absorption pace and communities whose average sales prices and/or margins are trending downward and are anticipated to continue to trend downward. Due largely to the relatively short development and construction periods for our communities and our growth, we have experienced limited circumstances during 2024, 2023 or 2022 that are indicators of impairment. Our future sales and margins may be impacted by our inability to realize continued growth, increased cost associated with holding and developing land, local economic factors, pressure on home sales prices, increased carrying costs, and insufficient access to labor and materials at reasonable costs. For individual communities with indicators of impairment, we perform additional analysis to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the asset, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model; changes to the expected cash flows may lead to changes in the outcome of our impairment analysis.
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
The primary assumption to record amounts accrued for our warranty liability is based upon a trailing 120 month period of historical warranty cost experience on a per house basis established based on (i) trends in historical warranty payment levels, (ii) the historical range of amounts paid per house, (iii) any warranty expenditures not considered to be normal and recurring, and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built, the geographic areas in which they are built, and potential impacts of our expansion. Our analysis also considers improvements in quality control and construction techniques expected to impact future warranty expenditures and the expertise of our personnel. Our warranty reserves are reviewed quarterly to assess the reasonableness and adequacy and we make adjustments to the balance of the pre-existing reserves, as needed, to reflect changes in trends and historical data as information becomes available. We increased our warranty reserve by $2.5 million, $2.9 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Quantitative and Qualitative Disclosures About Interest Rate Risk
We utilize both fixed-rate debt and variable-rate debt as part of financing our operations. We do not have the obligation to prepay our senior notes or our fixed-rate inventory related obligations prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.
We currently do not hold derivatives for trading or speculative purposes, but we may do so in the future. Many of the statements contained in this section are forward looking and should be read in conjunction with our disclosures under the heading “Cautionary Statement about Forward-Looking Statements” in Item 1A. Risk Factors.
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of December 31, 2024, we had $401.9 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of December 31, 2024 was SOFR plus 1.85%. At December 31, 2024, SOFR was 4.36%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $4.0 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LGI Homes, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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

Land development costs
Description of the Matter
For the year ended December 31, 2024, the Company’s cost of sales was approximately $1.7 billion, which includes construction costs of each closed home and allocable land acquisition and land development costs, capitalized interest, and other related costs. As discussed in Note 2 to the consolidated financial statements, land development costs that are not specifically identifiable to a home are allocated on a pro rata basis. At the time of home closings, land development activities may not be finalized. To recognize the appropriate amount of cost of sales, the Company estimates the total remaining development costs. Estimates are affected by changes to the land development project’s schedule; the cost of labor, materials, and subcontractors; and potential cost reimbursements from various municipalities.
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
Houston, Texas
February 25, 2025

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$53,197	$48,978
Accounts receivable	28,717	41,319
Real estate inventory	3,387,853	3,107,648
Pre-acquisition costs and deposits	36,049	30,354
Property and equipment, net	57,038	45,522
Other assets	174,391	113,849
Deferred tax assets, net	9,271	8,163
Goodwill	12,018	12,018
Total assets	$3,758,534	$3,407,851

LIABILITIES AND EQUITY
Accounts payable	$33,271	$31,616
Accrued expenses and other liabilities	207,317	271,872
Notes payable	1,480,718	1,248,332
Total liabilities	1,721,306	1,551,820

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,644,413 shares issued and 23,397,074 shares outstanding as of December 31, 2024 and 27,521,120 shares issued and 23,581,648 shares outstanding as of December 31, 2023	276	275
Additional paid-in capital	337,161	321,062
Retained earnings	2,085,787	1,889,716
Treasury stock, at cost, 4,247,339 shares and 3,939,472 shares, respectively	(385,996)	(355,022)
Total equity	2,037,228	1,856,031
Total liabilities and equity	$3,758,534	$3,407,851

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022

Home sales revenues	$2,202,598	$2,358,580	$2,304,455

Cost of sales	1,669,310	1,816,393	1,657,855
Selling expenses	199,950	191,582	144,928
General and administrative	121,192	117,350	111,565
Operating income	212,146	233,255	390,107
Other income, net	(46,767)	(28,499)	(28,009)
Net income before income taxes	258,913	261,754	418,116
Income tax provision	62,842	62,527	91,549
Net income	$196,071	$199,227	$326,567
Earnings per share:
Basic	$8.33	$8.48	$13.90
Diluted	$8.30	$8.42	$13.76

Weighted average shares outstanding:
Basic	23,529,724	23,507,136	23,486,465
Diluted	23,610,457	23,648,548	23,730,770

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2021	26,963,915	$269	$291,577	$1,363,922	$(259,920)	$1,395,848
Net income	—	—	—	326,567	—	326,567
Stock repurchase	—	—	—	—	(95,102)	(95,102)
Restricted stock units granted for accrued annual bonuses	—	—	294	—	—	294
Compensation expense for equity awards	—	—	9,188	—	—	9,188
Stock issued under employee incentive plans	281,363	3	5,614	—	—	5,617
BALANCE—December 31, 2022	27,245,278	$272	$306,673	$1,690,489	$(355,022)	$1,642,412
Net income	—	—	—	199,227	—	199,227
Restricted stock units granted for accrued annual bonuses	—	—	206	—	—	206
Compensation expense for equity awards	—	—	8,926	—	—	8,926
Stock issued under employee incentive plans	275,842	3	5,257	—	—	5,260
BALANCE—December 31, 2023	27,521,120	$275	$321,062	$1,889,716	$(355,022)	$1,856,031
Net income	—	—	—	196,071	—	196,071
Stock repurchase including excise tax	—	—	—	—	(30,974)	(30,974)
Restricted stock units granted for accrued annual bonuses	—	—	786	—	—	786
Compensation expense for equity awards	—	—	10,483	—	—	10,483
Stock issued under employee incentive plans	123,293	1	4,830	—	—	4,831
BALANCE—December 31, 2024	27,644,413	$276	$337,161	$2,085,787	$(385,996)	$2,037,228

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net income	$196,071	$199,227	$326,567
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(13,302)	(12,834)	(5,507)
Distributions of earnings from unconsolidated entities	14,372	14,825	4,593
Depreciation and amortization	3,108	2,408	1,576
Gain on sale of interest rate cap	—	—	(7,055)
Gain on disposal of assets	(14,013)	(1,634)	(2,206)
Compensation expense for equity awards	10,483	8,926	9,188
Deferred income taxes	(1,108)	(1,977)	12
Changes in assets and liabilities:
Accounts receivable	12,602	(16,176)	32,766
Real estate inventory	(365,889)	(255,518)	(823,919)
Pre-acquisition costs and deposits	(5,695)	(5,322)	15,671
Other assets	3,851	23,033	8,696
Accounts payable	1,655	6,330	11,115
Accrued expenses and other liabilities	14,126	(18,256)	58,052
Net cash used in operating activities	(143,739)	(56,968)	(370,451)
Cash flows from investing activities:
Purchases of property and equipment	(1,952)	(1,443)	(1,187)
Proceeds from sale of property and equipment	25,441	—	—
Investment in unconsolidated entities	(7,869)	(17,889)	(5,016)
Return of capital from unconsolidated entities	—	5,684	235
Net cash provided by (used in) investing activities	15,620	(13,648)	(5,968)
Cash flows from financing activities:
Proceeds from notes payable	992,313	887,283	618,910
Payments on notes payable	(760,000)	(746,000)	(308,000)
Proceeds from financing arrangements	—	50,402	149,526
Payments on financing arrangements	(67,850)	(95,027)	(8,813)
Loan issuance costs	(5,982)	(14,322)	(4,235)
Proceeds from sale of stock, net of offering expenses	4,831	5,260	5,617
Stock repurchases	(30,974)	—	(95,102)
Net cash provided by financing activities	132,338	87,596	357,903
Net increase (decrease) in cash and cash equivalents	4,219	16,980	(18,516)
Cash and cash equivalents, beginning of year	48,978	31,998	50,514
Cash and cash equivalents, end of year	$53,197	$48,978	$31,998
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
In accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, real estate inventory is evaluated for indicators of impairment by each community during each reporting period. In conducting its review for indicators of impairment on a community level, management evaluates, among other things, the margins on homes that have been closed, communities with slow moving inventory, projected margins on future home sales over the life of the community, and the estimated fair value of the land. For individual communities with indicators of impairment, additional analysis is performed to estimate the community’s undiscounted future cash flows. If the estimated undiscounted future cash flows are greater than the carrying value of the community group of assets, no impairment adjustment is required. If the undiscounted cash flows are less than the community’s carrying value, the asset group is impaired and is written down to its fair value. We estimate the fair value of communities using a discounted cash flow model. As of December 31, 2024 and 2023, the real estate inventory is stated at cost; there were no inventory impairment charges recorded during the years ended December 31, 2024, 2023 and 2022.
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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of December 31, 2024 and 2023, we were not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposits.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
Other Assets
Other assets consist primarily of land held for sale, municipal utility district reimbursements, prepaid insurance, prepaid expenses, financing arrangement commitment fees, right-of-use (“ROU”) assets, investments in unconsolidated entities, forward commitments and other receivables. Prepaid insurance and prepaid expenses were $14.1 million and $6.9 million as of December 31, 2024 and 2023, respectively.

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
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is recorded in general and administrative expenses and in other income, net for rental properties. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in other income, net. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, ranging from two to five years for property and equipment and 27.5 years for our rental properties. Leasehold improvements are depreciated over the shorter of the asset life or the term of the lease. Maintenance and repair costs are expensed as incurred. We are lessors of the homes representing rental properties. Our leasing contracts are typically for terms of one year.
Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout the remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the years ended December 31, 2024, 2023 and 2022.
Goodwill
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC 805, Business Combinations. Goodwill that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The $12.0 million of goodwill is related to the reorganization transactions completed in connection with the initial public offering of our common stock in November 2013. In applying the goodwill impairment test, we have the option to perform a qualitative test. Under the optional qualitative test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing a quantitative test is necessary. Annually, we have performed a qualitative analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. No goodwill impairment charges were recorded in 2024, 2023 and 2022.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $43.6 million, $33.1 million and $18.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Recently Adopted Accounting Pronouncement
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting - (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosures. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for the Company’s annual periods beginning in fiscal year 2024 and interim periods beginning in the first quarter of fiscal year 2025 on a retrospective basis to all periods presented. We applied the amendment retrospectively to all periods presented. The adoption of ASU 2023-07 impacted the presentation of the performance measures in the tables in “Segment Information” under Note 14.

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the impact that this standard will have on our financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The amendments in this update are to be applied on a prospective basis, with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our disclosures.
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	December 31,
	2024	2023
Land, land under development, and finished lots	$2,287,352	$2,099,133
Information centers	57,622	47,936
Homes in progress	325,579	313,124
Completed homes	680,160	542,996
Total owned inventory	3,350,713	3,003,189
Real estate not owned	37,140	104,459
Total real estate inventory	$3,387,853	$3,107,648

Our real estate not owned relates to land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. See “Real Estate Inventory” under Note 2 for more information.
4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023

Rental properties	$54,435	$43,324
Computer software and equipment	4,937	3,946
Leasehold improvements	1,799	1,722
Furniture and fixtures	2,906	2,091
Machinery and equipment	261	231
Total property and equipment	64,338	51,314
Less: Accumulated depreciation	(7,300)	(5,792)
Property and equipment, net	$57,038	$45,522
We build and lease a number of single-family homes in select, existing communities. During the years ended December 31, 2024 and 2023, we transferred $25.1 million and $13.5 million, respectively, of home assets from real estate inventory to rental properties within property and equipment, net. During the year ended December 31, 2024, we had a bulk sale of 103 leased, single family homes and realized gains of $14.0 million included in Other income, net.
Depreciation expense incurred for the years ended December 31, 2024, 2023 and 2022 was $3.1 million, $2.4 million and $1.6 million, respectively.
5.     ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Real estate inventory development and construction payable	$48,019	$71,193
Taxes payable	43,076	14,694
Land banking financing arrangements	37,140	104,459
Accrued compensation, bonuses and benefits	18,653	22,550
Warranty reserve	16,100	13,600
Accrued interest	13,560	13,522
Inventory related obligations	8,779	11,924
Lease liability	6,134	4,947
Contract deposits	4,143	2,909
Other	11,713	12,074
Total accrued expenses and other liabilities	$207,317	$271,872
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
Changes to our warranty accrual are as follows (in thousands):

	December 31,
	2024	2023	2022
Warranty reserves, beginning of period	$13,600	$10,750	$7,850
Warranty provision	7,609	8,510	11,488
Warranty expenditures	(5,109)	(5,660)	(8,588)
Warranty reserves, end of period	$16,100	$13,600	$10,750
6.     NOTES PAYABLE
Revolving Credit Agreement

On October 9, 2024, we entered into a Fifth Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Fifth Amendment”), which amended the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended to date,including the Fifth Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.205 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on April 28, 2028 with respect to $1.085 billion, or 90.0%, of the $1.205 billion of commitments thereunder and on April 28, 2025 with respect to 10.0% of the commitments thereunder.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of December 31, 2024, the borrowing base under the Credit Agreement was $1.205 billion, of which the maximum available to borrow was $1.8 billion. As of December 31, 2024, borrowings under the Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.5 billion, $24.5 million of letters of credit were outstanding and $270.5 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At December 31, 2024, the Applicable Margin was 1.85%, and SOFR was 4.36%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At December 31, 2024, we were in compliance with all of the covenants contained in the Credit Agreement.
Senior Notes Offering
On November 15, 2024, we issued $400.0 million aggregate principal amount of the 2032 Senior Notes in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A (“Rule 144A”) under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S (“Regulation S”) under the Securities Act. Interest on the 2032 Senior Notes accrues at a rate of 7.000% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2025. The 2032 Senior Notes mature on November 15, 2032. The terms of the 2032 Senior Notes are governed by an Indenture, dated as of July 6, 2018, and Fifth Supplemental Indenture thereto, dated as of November 15, 2024, as may be supplemented from time to time, among us, our subsidiaries that guarantee our obligations under the Credit Agreement and Regions Bank, as trustee.
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

Notes payable consist of the following (in thousands):

	December 31,
	2024	2023
Notes payable under the Credit Agreement ($1.205 billion revolving credit facility at December 31, 2024) maturing in part on April 28, 2025 and in part on April 28, 2028; interest paid monthly at SOFR plus 1.85%.	$401,946	$569,633
8.750% Senior Notes due December 15, 2028; interest paid semi-annually at 8.750%.	400,000	400,000
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%.	300,000	300,000
7.000% Senior Notes due November 15, 2032; interest paid semi-annually at 7.000%.	400,000	—
Net debt issuance costs	(21,228)	(21,301)
Total notes payable	$1,480,718	$1,248,332

As of December 31, 2024, the annual aggregate maturities of notes payable during each of the next five fiscal years are as follows (in thousands):

Amount
2025	$40,028
2026	—
2027	—
2028	761,918
2029	300,000
Thereafter	400,000
Total notes payable	1,501,946
Less: Net debt issuance costs	(21,228)
Net notes payable	$1,480,718

Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest incurred	$119,009	$87,604	$49,281
Less: Amounts capitalized	(119,009)	(87,604)	(49,281)
Interest expense	$—	$—	$—

Cash paid for interest	$112,984	$80,963	$41,593

Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $14.0 million, $13.6 million and $5.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
7.     INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Current:
Federal	$53,114	$54,013	$77,922
State	10,836	10,492	13,615
Current tax provision	63,950	64,505	91,537
Deferred:
Federal	(931)	(1,638)	33
State	(177)	(340)	(21)
Deferred tax provision (benefit)	(1,108)	(1,978)	12
Total income tax provision	$62,842	$62,527	$91,549
 Income taxes paid were $35.3 million, $96.5 million and $56.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024		2023		2022
Tax at federal statutory rate	$54,372	21.0%	$54,968	21.0%	$87,805	21.0%
State income taxes (net of federal benefit)	8,448	3.3	8,052	3.1	10,749	2.6
Stock-based compensation	(93)	—	(2,230)	(0.9)	(2,199)	(0.5)
Non deductible expenses and other	2,054	0.8	3,033	1.2	4,313	1.0
Change in tax rates - deferred taxes	(187)	(0.1)	(89)	—	23	—
Federal energy efficient homes tax credits	(1,752)	(0.7)	(1,207)	(0.5)	(9,142)	(2.2)
Tax at effective rate	$62,842	24.3%	$62,527	23.9%	$91,549	21.9%
The 2024 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings and non-deductible salaries related to Section 162(m) of the U.S. Internal Revenue Code, as amended (the “Code”), partially offset by benefits associated with the federal energy efficient homes tax credits (the “45L Tax Credits”). The 2023 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings and non-deductible salaries related to Section 162(m) of the Code, partially offset by the windfalls for share-based payments and benefits associated with the 45L Tax Credits. The 2022 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings and non-deductible salaries related to Section 162(m) of the Code, partially offset by benefits associated with the 45L Tax Credits and the windfalls for share-based payments.
Income tax expense for 2024, 2023 and 2022 includes a benefit of $1.8 million, $1.2 million and $9.1 million, respectively, associated with the 45L Tax Credits. The 45L Tax Credits provision applies to qualifying homes closed through December 31, 2024.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of net deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accruals and reserves	$5,752	$6,222
Stock-based compensation	3,136	2,271
Inventory	1,531	1,197
Leases	1,181	891
Other	2,938	2,381
Total deferred tax assets	14,538	12,962
Deferred tax liabilities:
Prepaids	(1,075)	(1,242)
Leases	(1,305)	(1,076)
Goodwill and other assets amortized for tax	(1,258)	(1,126)
Tax depreciation in excess of book depreciation	(885)	(827)
Other	(744)	(528)
Total deferred tax liabilities	(5,267)	(4,799)
Total net deferred tax assets	$9,271	$8,163
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
8.     EQUITY
We are authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2024 and 2023, no shares of preferred stock were issued or outstanding.
At December 31, 2024, we had 27,644,413 shares of common stock issued and 23,397,074 shares of common stock outstanding, including 4,247,339 treasury shares of our common stock. At December 31, 2023, we had 27,521,120 shares of common stock issued and 23,581,648 shares of common stock outstanding, including 3,939,472 treasury shares of our common stock.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the years ended December 31, 2024 and 2022, we repurchased 307,867 shares of our common stock for $30.8 million to be held as treasury stock, excluding the excise taxes accrued on our share repurchases as a result of the Inflation Reduction Act of 2022, and 892,916 shares of our common stock for $95.1 million to be held as treasury stock, respectively. During the year ended December 31, 2023, we did not repurchase any shares of our common stock. A total of 3,247,339 shares of our common stock has been repurchased since our stock repurchase program commenced. As of December 31, 2024, we may purchase up to $180.7 million of shares of our common stock under our stock repurchase program.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
	2024	2023	2022
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$196,071	$199,227	$326,567
Denominator:
Basic weighted average shares outstanding	23,529,724	23,507,136	23,486,465
Effect of dilutive securities:
Stock-based compensation units	80,733	141,412	244,305
Diluted weighted average shares outstanding	23,610,457	23,648,548	23,730,770

Basic earnings per share	$8.33	$8.48	$13.90
Diluted earnings per share	$8.30	$8.42	$13.76
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	46,146	11,412	50,003
9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
A total of 2,680,172 shares of our common stock have been reserved for issuance under the LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Incentive Plan”). There were 194,953 restricted stock units (“RSUs”) outstanding at December 31, 2024, issued at a $0.00 exercise price.
The following table summarizes the activity of our time-vested RSUs:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	117,874	$80.85
Granted	83,251	$110.03
Vested	(46,981)	$66.57
Forfeited	(7,905)	$101.48
Balance at December 31, 2022	146,239	$100.93
Granted	48,946	$109.47
Vested	(53,894)	$71.84
Forfeited	(7,932)	$115.05
Balance at December 31, 2023	133,359	$114.98
Granted	105,350	$104.63
Vested	(28,100)	$138.06
Forfeited	(15,656)	$108.24
Balance at December 31, 2024	194,953	$106.60
In 2024, we issued 17,767 RSUs to senior management for the time-based portion of our 2024 long-term incentive compensation program and 30,876 RSUs for 2023 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2023, we issued 22,912 RSUs to senior management for the time-based portion of our 2023 long-term incentive compensation program and 8,256 RSUs for 2022 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2022, we issued 16,731 RSUs to senior management for the time-based portion of our 2022 long-term incentive compensation program and 10,404 RSUs for 2021 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In addition, during the years ended December 31, 2024, 2023 and 2022, we issued 56,707, 17,778 and 56,116 RSUs, respectively, to certain employees, executives and non-employee directors, which vest over periods ranging from one to three years. Under the terms of the grant award agreements, all of the RSUs may only be settled in shares of our common stock.
We recognized $5.2 million, $4.9 million, and $3.6 million of stock-based compensation expense related to outstanding RSUs for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, we had unrecognized compensation cost of $11.0 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
Performance-Based Restricted Stock Units
The Compensation Committee of the Board has granted awards of performance-based RSUs (“PSUs”) under the 2013 Incentive Plan to certain members of senior management based on three-year performance cycles. At December 31, 2024, there were 196,770 PSUs outstanding that have been granted to certain members of management at a $0.00 exercise price. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year periods. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The terms of the PSUs provide that the payouts will be capped at 100% of the target number of PSUs granted if absolute total stockholder return is negative during the performance period, regardless of EPS performance; this market condition applies for amounts recorded above target. The compensation expense associated with the PSU grants is determined using the derived grant date fair value, based on a third-party valuation analysis, and expensed over the applicable period. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs can only be settled in shares of our common stock.
The following table summarizes the activity of our PSUs:

Period Granted	Performance Period	Target PSUs Outstanding at December 31, 2023	Target PSUs Granted	Target PSUs Forfeited	Target PSUs Vested	Target PSUs Outstanding at December 31, 2024	Weighted Average Grant Date Fair Value
2021	2021 - 2023	43,159	—	—	(43,159)	—	$141.00
2022	2022 - 2024	63,304	—	(3,032)	—	60,272	$118.80
2023	2023 - 2025	72,443	—	(3,355)	—	69,088	$104.36
2024	2024 - 2026	—	70,947	(3,537)	—	67,410	$111.94
Total		178,906	70,947	(9,924)	(43,159)	196,770
At December 31, 2024, management estimates that the recipients will receive approximately 100%, 73.3% and 0% of the 2024, 2023 and 2022 target number of PSUs, respectively, at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $4.3 million, $2.9 million and $4.5 million of total stock-based compensation expense related to outstanding PSUs for the years ended December 31, 2024, 2023 and 2022, respectively. The 2021 - 2023 performance period PSUs vested and issued on March 8, 2024 at 93.6% of the target number. At December 31, 2024, we had unrecognized compensation cost of $8.2 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.7 years.
Employee Stock Purchase Plan
The LGI Homes, Inc. Employee Stock Purchase Plan (the “ESPP”) provides for employees to make quarterly elections for payroll withholdings to purchase shares of our common stock at a 15% discount from the closing price of our common stock on the purchase date, which is the last business day of each calendar quarter. During the years ended December 31, 2024, 2023 and 2022, we issued 54,794, 53,078 and 73,461 shares of our common stock to the ESPP participants. We received net proceeds of approximately $4.8 million, $5.3 million and $5.6 million related to the ESPP for 2024, 2023 and 2022, respectively. We recognized $0.9 million, $0.9 million and $1.0 million in stock compensation expense related to the ESPP for 2024, 2023 and 2022, respectively. The ESPP contributions are not refundable (other than in the case of termination of employment) and, therefore, the shares purchasable with the amounts withheld are included in weighted-average shares outstanding for both basic and diluted earnings per share. The maximum aggregate number of shares of our common stock which may be issued pursuant to the ESPP is 500,000 shares, and as of December 31, 2024, 51,921 shares of our common stock remain available for issuance under the ESPP.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities, approximate their carrying amounts due to the short-term nature of these instruments. As of December 31, 2024, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of each of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at December 31, 2024 and 2023 (in thousands):

		December 31, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2028 Senior Notes (1)	Level 2	$400,000	$436,783	$400,000	$486,306
2029 Senior Notes (1)	Level 2	$300,000	$274,692	$300,000	$296,381
2032 Senior Notes (1)	Level 2	$400,000	$421,247	$—	$—
(1)See Note 6 for more details regarding the offerings of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes.
11.     RETIREMENT BENEFITS
Our employees are eligible to participate in a 401(k) savings plan. Employees are eligible to participate beginning in the quarterly period after completing 30 days of service and attaining the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum permitted by law. We may make a discretionary match of up to 100% of the first 4% of an eligible employee’s deferral, not to exceed the maximum allowed by law. For the years ended December 31, 2024, 2023 and 2022, our matching contributions were $4.5 million, $4.4 million and $4.5 million, respectively.
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
Class Action Lawsuit
On May 23, 2023, a class action lawsuit was filed by Rikki McAlister, a former sales representative, on behalf of herself and all others similarly situated, in the District Court of Arapahoe County, State of Colorado, against LGI Homes Corporate,

LLC, a subsidiary of the Company, alleging violations of Colorado employment law, including failure to pay overtime compensation, failure to provide rest periods and improper deductions from wages. On November 21, 2023, the lawsuit was removed to the United States District Court for the District of Colorado, which granted the plaintiff’s motion for class certification on December 6, 2024. The plaintiff in the lawsuit is requesting as damages, on behalf of the plaintiff and all members of the class, unpaid back wages, unpaid minimum wages, unpaid overtime compensation, reimbursement for unlawfully-deducted wages, compensation for rest periods not provided, certain mandatory and additional penalties, reasonable attorney’s fees and incurred costs. We have responded to the complaint and intend to defend ourselves vigorously against the allegations.
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

	December 31,
	2024	2023
Land deposits and option payments (1)	$29,040	$26,955
Commitments under the land purchase contracts if the purchases are consummated	$653,861	$513,941
Lots under land purchase contracts (1)	17,582	15,750
(1) Includes land banking financing arrangements, see Note 3 and Note 5 for more details regarding real estate not owned.
As of December 31, 2024 and 2023, approximately $10.4 million and $11.4 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated ROU assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.6 and $4.6 million as of December 31, 2024 and 2023, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $6.1 million and $4.9 million as of December 31, 2024 and 2023, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, totaled $2.4 million, $2.5 million and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the years ended December 31, 2024 and 2023 was $1.9 million and $1.9 million, respectively. As of December 31, 2024, the weighted-average discount rate was 5.9% and our weighted-average remaining life was 2.1 years. We do not have any significant lease contracts that have not yet commenced at December 31, 2024.

The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2024 (in thousands):

Year Ending December 31,	Operating leases
2025	$1,892
2026	1,674
2027	1,486
2028	1,062
2029	473
Thereafter	331
Total	6,918
Lease amount representing interest	(784)
Present value of lease liabilities	$6,134
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $377.5 million (including $24.5 million of letters of credit issued under the Credit Agreement) and $357.0 million (including $28.1 million of letters of credit issued under the our credit agreement then in effect) at December 31, 2024 and 2023, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds, or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations, or cash flows.
Investment in Unconsolidated Entities
As of December 31, 2024, we had two equity-method real estate joint ventures and four additional joint ventures engaged primarily to provide services, such as mortgage and insurance, to our homebuyers. As of December 31, 2024 and 2023, we have a total of $28.3 million and $21.5 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities was $13.3 million, $12.8 million and $5.5 million, within other income, net on the statement of operations for the years ended December 31, 2024, 2023 and 2022, respectively.
13.     REVENUES
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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Retail home sales revenues	$2,038,520	$2,156,237	$1,963,896
Wholesale home sales revenues	164,078	202,343	340,559
Total home sales revenues	$2,202,598	$2,358,580	$2,304,455

The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 14 (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Central	$564,608	$730,688	$1,011,844
Southeast	538,170	556,808	455,340
Northwest	258,407	251,171	253,416
West	472,655	381,102	300,968
Florida	368,758	438,811	282,887
Home sales revenues	$2,202,598	$2,358,580	$2,304,455
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
14.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West and Florida divisions) that we aggregate into five qualifying reportable segments at December 31, 2024: our Central, Southeast, Northwest, West and Florida divisions. These segments reflect the way we evaluate our business performance and manage our operations. For reporting purposes, our homebuilding operations are aggregated into five reportable segments as follows:
Central:        Texas, Oklahoma, Minnesota
Southeast:    Georgia, Alabama, Tennessee, North Carolina, South Carolina,
West Virginia, Maryland, Pennsylvania, Virginia
Northwest:    Colorado, Washington, Oregon
West:        Arizona, New Mexico, Nevada, California, Utah
Florida:        Florida
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

Our Chief Executive Officer and Chairman of the Board and our President and Chief Operating Officer have been determined to be our chief operating decision-makers (“CODMs”). The CODMs primarily evaluate the segments’ operating performance and allocate resources for all of our reportable segments based on net income before income taxes. For all of the segments, the CODMs use segment income before income tax expense in the annual budget and forecasting process. These operating results are reviewed against actual and forecasted figures, with income before income taxes being the key operating metric used to measure profit or loss.

Financial information relating to our reportable segments was as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Revenues:
Central	$564,608	$730,688	$1,011,844
Southeast	538,170	556,808	455,340
Northwest	258,407	251,171	253,416
West	472,655	381,102	300,968
Florida	368,758	438,811	282,887
Total home sales revenues	$2,202,598	$2,358,580	$2,304,455

Cost of sales:
Central	$433,932	$556,664	$716,485
Southeast	389,626	416,579	318,508
Northwest	199,217	197,637	175,671
West	359,406	304,550	236,673
Florida	287,129	340,963	210,518
Total cost of sales	$1,669,310	$1,816,393	$1,657,855

Other segment items(1):
Central	$63,988	$87,728	$83,563
Southeast	63,265	61,235	49,065
Northwest	33,277	29,850	26,959
West	61,036	47,429	37,981
Florida	51,274	49,524	34,964
Corporate (2)	1,535	4,667	(4,048)
Total other segment items	$274,375	$280,433	$228,484

Net income (loss) before income taxes:
Central	$66,688	$86,296	$211,796
Southeast	85,279	78,994	87,767
Northwest	25,913	23,684	50,786
West	52,213	29,123	26,314
Florida	30,355	48,324	37,405
Corporate	(1,535)	(4,667)	4,048
Total net income before income taxes	$258,913	$261,754	$418,116
(1) Other segment items reflects other sources of income and expense, including selling expenses, general and administrative expenses and other income, net.
(2) The Corporate balance consists of general and administrative unallocated costs for various shared service functions and non-strategic other income. Additionally, for the year ended December 31, 2022, the Corporate balance includes the $7.1 million gain on the sale of the three-year interest rate cap of LIBOR prior to its expiration.

	December 31,
Assets:	2024	2023
Central	$1,096,500	$1,026,303
Southeast	733,339	664,877
Northwest	567,088	528,319
West	759,042	671,558
Florida	480,921	420,286
Corporate (1)	121,644	96,508
Total assets	$3,758,534	$3,407,851
(1) The Corporate balance consists primarily of cash and investments in unconsolidated entities.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In connection with respect to the preparation of the Company’s annual consolidated financial statements, and the processes under which they were prepared, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited LGI Homes, Inc.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LGI Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Houston, Texas
February 25, 2025

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2025 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2025 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2025 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2025 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2025 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Equity from December 31, 2021 to December 31, 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022

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

4.4
Fourth Supplemental Indenture, dated as of November 21, 2023, among LGI Homes, Inc., the subsidiary guarantors listed therein and Regions Bank, as trustee, governing LGI Homes, Inc.’s 8.750% Senior Notes due 2028, including the form of the Notes (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on November 21, 2023).

4.5
Fifth Supplemental Indenture, dated as of November 15, 2024, among LGI Homes, Inc., the subsidiary guarantors listed therein and Regions Bank, as trustee, governing LGI Homes, Inc.’s 7.000% Senior Notes due 2032, including the form of the Notes (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on November 15, 2024).

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

10.9
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

19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of LGI Homes, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Policy for the Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on February 20, 2024).

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

LGI Homes, Inc.

Date:	February 25, 2025	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lipar	Chief Executive Officer and Chairman of the Board	February 25, 2025
Eric Lipar	(Principal Executive Officer)

/s/ Charles Merdian	Chief Financial Officer and Treasurer	February 25, 2025
Charles Merdian	(Principal Financial and Accounting Officer)

/s/ Ryan Edone	Director	February 25, 2025
Ryan Edone

/s/ Shailee Parikh	Director	February 25, 2025
Shailee Parikh

/s/ Bryan Sansbury	Director	February 25, 2025
Bryan Sansbury

/s/ Maria Sharpe	Director	February 25, 2025
Maria Sharpe

/s/ Steven Smith	Director	February 25, 2025
Steven Smith

/s/ Robert Vaharadian	Director	February 25, 2025
Robert Vaharadian