Form 10-Q
period 2025-03-31
LGI Homes, Inc.
filed 2025-04-30
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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

As of April 24, 2025, there were 23,404,502 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$57,600	$53,197
Accounts receivable	21,725	28,717
Real estate inventory	3,553,143	3,387,853
Pre-acquisition costs and deposits	32,035	36,049
Property and equipment, net	67,455	57,038
Other assets	136,529	174,391
Deferred tax assets, net	8,154	9,271
Goodwill	12,018	12,018
Total assets	$3,888,659	$3,758,534

LIABILITIES AND EQUITY
Accounts payable	$51,862	$33,271
Accrued expenses and other liabilities	169,674	207,317
Notes payable	1,624,597	1,480,718
Total liabilities	1,846,133	1,721,306

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,693,526 shares issued and 23,404,502 shares outstanding as of March 31, 2025 and 27,644,413 shares issued and 23,397,074 shares outstanding as of December 31, 2024	277	276
Additional paid-in capital	341,515	337,161
Retained earnings	2,089,781	2,085,787
Treasury stock, at cost, 4,289,024 shares as of March 31, 2025 and 4,247,339 shares as of December 31, 2024	(389,047)	(385,996)
Total equity	2,042,526	2,037,228
Total liabilities and equity	$3,888,659	$3,758,534

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Home sales revenues	$351,420	$390,851

Cost of sales	277,707	299,450
Selling expenses	42,342	41,128
General and administrative	31,202	31,540
Operating income	169	18,733
Other income, net	(5,555)	(4,361)
Net income before income taxes	5,724	23,094
Income tax provision	1,730	6,041
Net income	$3,994	$17,053
Earnings per share:
Basic	$0.17	$0.72
Diluted	$0.17	$0.72

Weighted average shares outstanding:
Basic	23,396,470	23,578,576
Diluted	23,466,746	23,675,353

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2024	27,644,413	$276	$337,161	$2,085,787	$(385,996)	$2,037,228
Net income	—	—	—	3,994	—	3,994
Restricted stock units granted for accrued annual bonuses	—	—	540	—	—	540
Stock repurchase	—	—	—	—	(3,051)	(3,051)
Compensation expense for equity awards	—	—	2,625	—	—	2,625
Stock issued under employee incentive plans	49,113	1	1,189	—	—	1,190
BALANCE— March 31, 2025	27,693,526	$277	$341,515	$2,089,781	$(389,047)	$2,042,526
+

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2023	27,521,120	$275	$321,062	$1,889,716	$(355,022)	$1,856,031
Net income	—	—	—	17,053	—	17,053
Restricted stock units granted for accrued annual bonuses	—	—	786	—	—	786
Stock repurchase	—	—	—	—	(10,002)	(10,002)
Compensation expense for equity awards	—	—	3,829	—	—	3,829
Stock issued under employee incentive plans	75,020	1	1,505	—	—	1,506
BALANCE— March 31, 2024	27,596,140	$276	$327,182	$1,906,769	$(365,024)	$1,869,203

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,994	$17,053
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(875)	(2,043)
Distributions of earnings from unconsolidated entities	3,979	1,796
Depreciation and amortization	861	673
Loss on disposal of assets	2,284	—
Compensation expense for equity awards	2,625	3,829
Deferred income taxes	1,117	894
Changes in assets and liabilities:
Accounts receivable	6,992	14,169
Real estate inventory	(186,583)	(139,593)
Pre-acquisition costs and deposits	4,014	(1,410)
Other assets	43,763	7,216
Accounts payable	18,591	14,539
Accrued expenses and other liabilities	(27,910)	(16,616)
Net cash used in operating activities	(127,148)	(99,493)
Cash flows from investing activities:
Purchases of property and equipment	(831)	(1,001)
Proceeds from sale of assets held for sale	—	3,019
Investment in unconsolidated entities	(1,497)	—
Return of capital from unconsolidated entities	2,083	—
Net cash provided by (used in) investing activities	(245)	2,018
Cash flows from financing activities:
Proceeds from notes payable	172,467	172,422
Payments on notes payable	(30,000)	(39,000)
Payments on financing arrangements	(8,600)	(27,336)
Loan issuance costs	(210)	(97)
Proceeds from sale of stock, net of offering expenses	1,190	1,506
Stock repurchase	(3,051)	(10,002)
Net cash provided by financing activities	131,796	97,493
Net increase in cash and cash equivalents	4,403	18
Cash and cash equivalents, beginning of period	53,197	48,978
Cash and cash equivalents, end of period	$57,600	$48,996

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
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
The accompanying unaudited financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We are currently evaluating the impact that this standard will have on our financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The amendments in this update are to be applied on a prospective basis, with the option for retrospective application. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our disclosures.

2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Land, land under development and finished lots	$2,405,163	$2,287,352
Information centers	60,157	57,622
Homes in progress	367,602	325,579
Completed homes	691,656	680,160
Total owned inventory	3,524,578	3,350,713
Real estate not owned	28,565	37,140
Total real estate inventory	$3,553,143	$3,387,853
Our real estate not owned relates to land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources.
We build and lease a number of single-family homes in select, existing communities. During the three months ended March 31, 2025 and 2024, we transferred $13.4 million and $3.9 million, respectively, of home assets from real estate inventory to rental properties within property and equipment, net. We are lessors of the homes representing these home assets.
3.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Real estate inventory development and construction payable	$55,437	$48,019
Taxes payable	5,055	43,076
Land banking financing arrangements	28,565	37,140
Accrued compensation, bonuses and benefits	7,769	18,653
Warranty reserve	16,500	16,100
Accrued interest	26,344	13,560
Inventory related obligations	8,147	8,779
Lease liability	6,104	6,134
Contract deposits	5,197	4,143
Other	10,556	11,713
Total accrued expenses and other liabilities	$169,674	$207,317
Land Banking Financing Arrangements
We have land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns. Principal payments on these financing arrangements will generally coincide with the repurchase of lot takedowns from the land banker. We expect to complete the repurchase of all lots via takedowns associated with these transactions over the course of approximately one year.
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

Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Warranty reserves, beginning of period	$16,100	$13,600
Warranty provision	1,594	1,790
Warranty expenditures	(1,194)	(1,390)
Warranty reserves, end of period	$16,500	$14,000
4.     NOTES PAYABLE
Revolving Credit Agreement
On October 9, 2024, we entered into an amendment to the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended through October 9, 2024, the “2024 Credit Agreement”). The 2024 Credit Agreement provides for a $1.205 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the 2024 Credit Agreement. The 2024 Credit Agreement matures on April 28, 2028 with respect to $1.085 billion, or 90.0%, of the $1.205 billion of commitments thereunder and on April 28, 2025 with respect to 10.0% of the commitments thereunder.
Before each anniversary of the 2024 Credit Agreement, we may request a one-year extension of its maturity date. The 2024 Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the 2024 Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the 2024 Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the 2024 Credit Agreement. As of March 31, 2025, the borrowing base under the 2024 Credit Agreement was $2.0 billion, of which the maximum available to borrow was $2.0 billion. As of March 31, 2025, borrowings under the 2024 Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.6 billion, $24.5 million of letters of credit were outstanding and $302.4 million was available to borrow under the 2024 Credit Agreement.
Borrowings under the 2024 Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At March 31, 2025, the Applicable Margin was 1.85%, and SOFR was 4.32%, subject to the 0.50% SOFR floor as included in the 2024 Credit Agreement.
The 2024 Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The 2024 Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2025, we were in compliance with all of the covenants contained in the 2024 Credit Agreement.
On April 28, 2025, we entered into a Sixth Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Sixth Amendment”), which amended the 2024 Credit Agreement (as so amended by the Sixth Amendment, the “Credit Agreement”). The Sixth Amendment, among other things, (a) extended the maturity of the commitments of certain lenders under the Credit Agreement to April 28, 2029, (b) added certain financial institutions as issuers of letters of credit and (c) reset the tangible net worth financial covenant for the period from and after the date of the Sixth Amendment. The Credit Agreement matures on April 28, 2029 with respect to $972.5 million, or 82.2%, of the $1.1825 billion of commitments thereunder and on April 28, 2028 with respect to 17.8% of the commitments thereunder. The Credit Agreement otherwise has substantially similar terms and provisions to the 2024 Credit Agreement.

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
Notes payable consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Notes payable under the 2024 Credit Agreement ($1.205 billion revolving credit facility at March 31, 2025) maturing in part on April 28, 2025 and in part on April 28, 2028; interest paid monthly at SOFR plus 1.85%	$544,413	$401,946
8.750% Senior Notes due December 15, 2028; interest paid semi-annually at 8.750%	400,000	400,000
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
7.000% Senior Notes due November 15, 2032; interest paid semi-annually at 7.000%	400,000	400,000
Net debt issuance costs	(19,816)	(21,228)
Total notes payable	$1,624,597	$1,480,718
Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest incurred	$29,924	$29,363
Less: Amounts capitalized	(29,924)	(29,363)
Interest expense	$—	$—

Cash paid for interest	$15,518	$21,286
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $2.7 million and $4.9 million for the three months ended March 31, 2025 and 2024, respectively.

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
For the three months ended March 31, 2025, our effective tax rate of 30.2% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes, net of the federal benefit, and the compensation cost in excess of deductions for share-based payments.
Income taxes paid were $38.6 million and $12.1 million for the three months ended March 31, 2025 and 2024, respectively.
6.     EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended March 31, 2025 and 2024, we repurchased 41,685 shares of our common stock for $3.1 million to be held as treasury stock and 89,227 shares of our common stock for $10.0 million to be held as treasury stock, respectively. A total of 3,289,024 shares of our common stock has been repurchased since our stock repurchase program commenced. As of March 31, 2025, we may purchase up to $177.7 million of shares of our common stock under our stock repurchase program.
7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$3,994	$17,053
Denominator:
Basic weighted average shares outstanding	23,396,470	23,578,576
Effect of dilutive securities:
Stock-based compensation units	70,276	96,777
Diluted weighted average shares outstanding	23,466,746	23,675,353

Basic earnings per share	$0.17	$0.72
Diluted earnings per share	$0.17	$0.72
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	50,771	34,252

8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”):

	Three Months Ended March 31,
	2025
	Shares	Weighted Average Grant Date Fair Value
Beginning balance	194,953	$106.60
Granted	70,636	$73.19
Vested	(28,045)	$118.80
Forfeited	(1,560)	$102.75
Ending balance	235,984	$95.18
We recognized $1.7 million and $1.4 million of stock-based compensation expense related to outstanding RSUs for the three months ended March 31, 2025 and 2024, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At March 31, 2025, we had unrecognized compensation cost of $13.6 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.3 years.
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
The following table summarizes the activity of our PSUs for the three months ended March 31, 2025:

	Three Months Ended March 31,
	2025
	Target Shares	Weighted Average Grant Date Fair Value
Beginning balance	196,770	$111.38
Granted	116,227	$75.09
Forfeited	(60,272)	$118.80
Vested	—	$—
Ending balance	252,725	$92.92
At March 31, 2025, management estimates that the recipients will receive approximately 86.3% of the weighted average target number of PSUs outstanding at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. PSUs granted in 2022 were forfeited based on actual results as compared to the target performance metrics. We recognized $0.6 million and $2.0 million of total stock-based compensation expense related to outstanding PSUs for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, we had unrecognized compensation cost of $14.0 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.5 years. PSUs granted in 2022, 2023 and 2024 are excluded from the calculation of diluted EPS as they are subject to unsatisfied performance conditions.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities, approximate their carrying amounts due to the short-term nature of these instruments. As of March 31, 2025, the 2024 Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of each of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at March 31, 2025 and December 31, 2024 (in thousands):

		March 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2028 Senior Notes (1)	Level 2	$400,000	$435,252	$400,000	$436,783
2029 Senior Notes (1)	Level 2	$300,000	$276,314	$300,000	$274,692
2032 Senior Notes (1)	Level 2	$400,000	$421,643	$400,000	$421,247
(1)See Note 4 for more details regarding the offerings of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes.
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

	March 31, 2025	December 31, 2024
Land deposits and option payments (1)	$24,930	$29,040
Commitments under the land purchase contracts if the purchases are consummated (1)	$561,605	$653,861
Lots under land purchase contracts (1)	14,031	17,582
(1)Includes land banking financing arrangements, see Note 2 and Note 3 for more details regarding real estate not owned.
As of March 31, 2025 and December 31, 2024, approximately $8.0 million and $10.4 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.6 million as of both March 31, 2025 and December 31, 2024. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $6.1 million as of both March 31, 2025 and December 31, 2024.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases was $0.6 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the weighted-average discount rate was 5.9% and our weighted-average remaining life was 2.1 years. We do not have any significant lease contracts that have not yet commenced at March 31, 2025.
The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2025 (in thousands):

Year Ending December 31,	Operating leases
2025	$1,449
2026	1,753
2027	1,590
2028	1,145
2029	532
Thereafter	398
Total	6,867
Lease amount representing interest	(763)
Present value of lease liabilities	$6,104
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $427.2 million (including $24.5 million of letters of credit issued under the 2024 Credit Agreement) and $377.5 million (including $24.5 million of letters of credit issued under the 2024 Credit Agreement) at March 31, 2025 and December 31, 2024, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
As of March 31, 2025, we had two equity-method real estate joint ventures and four additional joint ventures engaged primarily to provide services, such as mortgage and insurance, to our homebuyers. As of March 31, 2025 and December 31, 2024, we have a total of $24.6 million and $28.3 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three months ended March 31, 2025 and 2024 was $0.9 million and $2.0 million, respectively.
11.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our move-up and luxury series spec homes sold under our Terrata Homes brand.
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended March 31,
	2025	2024
Retail home sales revenues	$296,939	$362,289
Wholesale home sales revenues	54,481	28,562
Total home sales revenues	$351,420	$390,851
Our home sales revenues are disaggregated by geography, based on our determined reportable segments. See Note 12 for tabular presentation of this information.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West and Florida divisions) that we aggregate into five qualifying reportable segments at March 31, 2025: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way we evaluate our business performance and manage our operations. For reporting purposes, our homebuilding operations are aggregated into five reportable segments as follows:
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

Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Central	$101,146	$103,736
Southeast	101,682	116,445
Northwest	34,237	36,067
West	66,956	73,079
Florida	47,399	61,524
Total home sales revenues	$351,420	$390,851

Cost of sales:
Central	$80,515	$79,482
Southeast	77,721	85,060
Northwest	28,422	28,795
West	51,795	57,717
Florida	39,254	48,396
Total cost of sales	$277,707	$299,450

Other segment items(1):
Central	$23,727	$20,898
Southeast	15,842	15,770
Northwest	4,609	7,762
West	12,676	12,468
Florida	10,607	11,073
Corporate(2)	$528	$336
Total other segment items	$67,989	$68,307

Net income (loss) before income taxes:
Central	$(3,096)	$3,356
Southeast	8,119	15,615
Northwest	1,206	(490)
West	2,485	2,894
Florida	(2,462)	2,055
Corporate	(528)	(336)
Total net income before income taxes	$5,724	$23,094
(1)Other segment items reflects other sources of income and expense, including selling expenses, general and administrative expenses and other income, net.
(2)The Corporate balance consists of general and administrative unallocated costs for various shared service functions and non-strategic other income.

	March 31, 2025	December 31, 2024
Assets:
Central	$1,142,303	$1,096,500
Southeast	772,026	733,339
Northwest	578,876	567,088
West	803,869	759,042
Florida	490,026	480,921
Corporate (1)	101,559	121,644
Total assets	$3,888,659	$3,758,534
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
Birmingham, AL
Nashville, TN
Our results in the first quarter of 2025 were achieved against a challenging macroeconomic backdrop. Mortgage rates have remained persistently high, straining affordability and constraining demand. Against this backdrop, we continued to offer buyers attractive financial incentives to bridge the affordability gap and put homeownership within reach of as many customers as possible. During the three months ended March 31, 2025, we had 996 home closings, compared to 1,083 home closings during the three months ended March 31, 2024. As mortgage rates declined in February and March, both leads and home sales improved materially compared to January, and we ended the quarter with 1,040 homes in backlog.
In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain. To date, we have not seen any impacts from tariffs on product availability or costs. We are working closely with our suppliers to mitigate any potential impacts as well as broadening our sourcing network. To date, we have not experienced any disruptions in our labor base related to immigration policies of the new administration in Washington D.C.
We sell homes under the LGI Homes and Terrata Homes brands. Our 146 active communities at March 31, 2025 included 17 Terrata Homes communities. At March 31, 2024, we had 120 active communities, including 16 Terrata Homes communities.
Recent Developments
On April 28, 2025, we entered into the Sixth Amendment, which amended the 2024 Credit Agreement. The Sixth Amendment, among other things, (a) extended the maturity of the commitments of certain lenders under the Credit Agreement to April 28, 2029, (b) added certain financial institutions as issuers of letters of credit and (c) reset the tangible net worth financial covenant for the period from and after the date of the Sixth Amendment. For additional information on the Credit Agreement (including defined terms used in this paragraph), see Note 4, “Notes Payable” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For additional discussion regarding our business and operations, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For additional discussion regarding risks associated with our business and operations, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Key Results
Key financial results as of and for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were as follows:
•Home sales revenues decreased 10.1% to $351.4 million from $390.9 million.
•Homes closed decreased 8.0% to 996 homes from 1,083 homes.
•Average sales price per home closed decreased 2.2% to $352,831 from $360,897.
•Gross margin as a percentage of home sales revenues decreased to 21.0% from 23.4%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 23.6% from 25.3%.
•Net income before income taxes decreased 75.2% to $5.7 million from $23.1 million.
•Net income decreased 76.6% to $4.0 million from $17.1 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 4.2% from 7.8%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 67,792 lots at March 31, 2025 as compared to 70,899 lots at December 31, 2024.

Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$351,420	$390,851
Expenses:
Cost of sales	277,707	299,450
Selling expenses	42,342	41,128
General and administrative	31,202	31,540
Operating income	169	18,733
Other income, net	(5,555)	(4,361)
Net income before income taxes	5,724	23,094
Income tax provision	1,730	6,041
Net income	$3,994	$17,053
Basic earnings per share	$0.17	$0.72
Diluted earnings per share	$0.17	$0.72
Other Financial and Operating Data:
Average community count	148.0	116.7
Community count at end of period	146	120
Home closings	996	1,083
Average sales price per home closed	$352,831	$360,897
Gross margin (1)	$73,713	$91,401
Gross margin % (2)	21.0%	23.4%
Adjusted gross margin (3)	$82,789	$98,805
Adjusted gross margin % (2)(3)	23.6%	25.3%
EBITDA (4)	$14,852	$30,368
EBITDA margin % (2)(4)	4.2%	7.8%

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
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the three months ended March 31, 2025 and 2024, and our community count by reportable segment as of March 31, 2025 and 2024, were as follows (revenues in thousands):

	Three Months Ended March 31, 2025					As of March 31, 2025
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$101,146	330	$306,503	51.0	2.2	50
Southeast	101,682	312	325,904	29.3	3.5	30
Northwest	34,237	65	526,723	16.7	1.3	16
West	66,956	159	421,107	25.7	2.1	25
Florida	47,399	130	364,608	25.3	1.7	25
Total	$351,420	996	$352,831	148.0	2.2	146

	Three Months Ended March 31, 2024					As of March 31, 2024
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$103,736	319	$325,191	41.7	2.5	43
Southeast	116,445	355	328,014	26.7	4.4	27
Northwest	36,067	62	581,726	12.0	1.7	14
West	73,079	179	408,263	17.0	3.5	17
Florida	61,524	168	366,214	19.3	2.9	19
Total	$390,851	1,083	$360,897	116.7	3.1	120
Home sales revenues for the three months ended March 31, 2025 were $351.4 million, a decrease of $39.4 million, or 10.1%, from $390.9 million for the three months ended March 31, 2024. The decrease in home sales revenues was primarily due to an 8.0% decrease in homes closed and a decrease in the average sales price per home closed during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The overall decrease in home closings was a result of a lower absorption rate, partially offset by a higher average community count, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The overall increase in average community count relates to timing associated with new community openings, offset by the close out of some communities and transition between certain active communities during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The average sales price per home closed during the three months ended March 31, 2025 was $352,831, a decrease of $8,065, or 2.2%, from the average sales price per home closed of $360,897 for the three months ended March 31, 2024. The decrease in the average sales price per home closed was primarily due to geographic mix and an increase in sales incentives. The overall decrease in absorption rate generally relates to the impact of ongoing affordability constraints, new community openings, and the overall increase in community count.

Included within our home sales revenues for the three months ended March 31, 2025 was $54.5 million in wholesale revenues resulting from 179 home closings, representing 18.0% of the 996 total homes closed during the three months ended March 31, 2025. Included within our home sales revenues for the three months ended March 31, 2024 was $28.6 million in wholesale revenues resulting from 102 home closings, representing 9.4% of the 1,083 total homes closed during the three months ended March 31, 2024. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to higher demand from our wholesale channel customers during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
•Home sales revenues in our Central reportable segment decreased by $2.6 million, or 2.5%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a 5.7% decrease in the average sales price per home closed, partially offset by a 3.4% increase in home closings.
•Home sales revenues in our Southeast reportable segment decreased by $14.8 million, or 12.7%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a 12.1% decrease in the number of homes closed and a decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Northwest reportable segment decreased by $1.8 million, or 5.1%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a 9.5% decrease in the average sales price per home closed, partially offset by a 4.8% increase in the number of homes closed.
•Home sales revenues in our West reportable segment decreased by $6.1 million, or 8.4%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an 11.2% decrease in the number of homes closed, partially offset by a 3.1% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Florida reportable segment decreased by $14.1 million, or 23.0%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a 22.6% decrease in the number of homes closed and a decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales for the three months ended March 31, 2025 was $277.7 million, a decrease of $21.7 million, or 7.3%, from $299.5 million for the three months ended March 31, 2024. This overall decrease was primarily due to an 8.0% decrease in homes closed. Gross margin for the three months ended March 31, 2025 was $73.7 million, a decrease of $17.7 million, or 19.4%, from $91.4 million for the three months ended March 31, 2024. Gross margin as a percentage of home sales revenues was 21.0% for the three months ended March 31, 2025 and 23.4% for the three months ended March 31, 2024. The decrease in gross margin as a percentage of home sales revenues during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to a lower average sales price per home closed, a higher number of wholesale closings, higher lot costs and higher capitalized interest as a percentage of revenue as well as the impact of sales incentives offered during the three months ended March 31, 2025.
Selling Expenses. Selling expenses for the three months ended March 31, 2025 were $42.3 million, an increase of $1.2 million, or 3.0%, from $41.1 million for the three months ended March 31, 2024. The increase in selling expenses was primarily due to an increase in advertising expense and an increase in personnel costs as a result of an increase in communities, partially offset by a decrease in sales commissions for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Sales commissions decreased to $14.0 million during the three months ended March 31, 2025 from $17.4 million for the three months ended March 31, 2024, primarily due to a decrease in outside commissions and our in-house commissions. Selling expenses as a percentage of home sales revenues were 12.0% and 10.5% for the three months ended March 31, 2025 and 2024, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to higher advertising and other personnel expenses offset by commissions during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
General and Administrative. General and administrative expenses for the three months ended March 31, 2025 were $31.2 million, a decrease of $0.3 million, or 1.1%, from $31.5 million for the three months ended March 31, 2024. General and administrative expenses as a percentage of home sales revenues were 8.9% and 8.1% for the three months ended March 31, 2025 and 2024, respectively. The increase in general and administrative expenses as a percentage of home sales revenues was primarily due to lower home sales revenues during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Other Income, Net. Other income, net of other expenses was $5.6 million for the three months ended March 31, 2025, an increase of $1.2 million from $4.4 million for the three months ended March 31, 2024. The increase in other income, net of other expenses, primarily reflects gains realized from the sale of residential lots not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended March 31, 2025 was $0.2 million, a decrease of $18.6 million, or 99.1%, from $18.7 million for the three months ended March 31, 2024. Net income before income taxes for the three months ended March 31, 2025 was $5.7 million, a decrease of $17.4 million, or 75.2%, from $23.1 million for the three months ended March 31, 2024. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption rate, lower gross margin and higher advertising and other costs associated with the increase in average community count during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our reportable segments contributed to net income before income taxes during the three months ended March 31, 2025 as follows: Central - $(3.1) million, or (54.1)%; Southeast - $8.1 million, or 141.8%; Northwest - $1.2 million, or 21.1%; West - $2.5 million, or 43.4%; and Florida - $(2.5) million, or (43.0)%.
Income Taxes. Income tax provision for the three months ended March 31, 2025 was $1.7 million, a decrease of $4.3 million, or 71.4%, from income tax provision of $6.0 million for the three months ended March 31, 2024. The decrease in our income tax provision is primarily due to the overall decrease in net income before income taxes. The increase in our effective tax rate to 30.2% for the three months ended March 31, 2025 from 26.2% for the three months ended March 31, 2024 was primarily a result of an increase in the rate for the compensation cost in excess of deductions for share-based payments.
Net Income. Net income for the three months ended March 31, 2025 was $4.0 million, a decrease of $13.1 million, or 76.6%, from $17.1 million for the three months ended March 31, 2024. The decrease in net income was primarily attributed to overall lower homes closed, home sales revenues and gross margin during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
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

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Home sales revenues	$351,420	$390,851
Cost of sales	277,707	299,450
Gross margin	73,713	91,401
Capitalized interest charged to cost of sales	8,267	6,601
Purchase accounting adjustments (1)	809	803
Adjusted gross margin	$82,789	$98,805
Gross margin % (2)	21.0%	23.4%
Adjusted gross margin % (2)	23.6%	25.3%
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
The following table reconciles EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$3,994	$17,053
Income tax provision (benefit)	1,730	6,041
Depreciation and amortization	861	673
Capitalized interest charged to cost of sales	8,267	6,601
EBITDA	$14,852	$30,368
EBITDA margin %(1)	4.2%	7.8%

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
Our net orders decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the increase in new communities which typically open at a slower sales pace and overall lower demand. The number of homes in our backlog at March 31, 2025 decreased 22.1% compared to March 31, 2024. The decrease generally relates to the impact of ongoing affordability constraints and our decision to limit the use of incentives during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Three Months Ended March 31,
	2025 (4)	2024 (5)
Net orders (1)	1,437	1,828
Cancellation rate (2)	16.3%	16.8%
Ending backlog – homes (3)	1,040	1,335
Ending backlog – value (3)	$406,166	$519,507
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
(4)As of March 31, 2025, we had 253 units related to bulk sales agreements associated with our wholesale business.
(5)As of March 31, 2024, we had 178 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 146 and 151 active communities as of March 31, 2025 and December 31, 2024, respectively. Generally, it takes us two to three years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we have utilized, on a limited and strategic basis, land banking financing arrangements.
Our lot inventory decreased to 67,792 owned or controlled lots as of March 31, 2025 from 70,899 owned or controlled lots as of December 31, 2024, primarily related to our discipline in the evaluation and selective approval of new land deals.
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
The table below shows (i) home closings by reportable segment for the three months ended March 31, 2025 and (ii) our owned or controlled lots by reportable segment as of March 31, 2025.

	Three Months Ended March 31, 2025	As of March 31, 2025
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	330	19,948	1,425	21,373
Southeast	312	14,097	4,173	18,270
Northwest	65	5,162	2,549	7,711
West	159	9,197	4,250	13,447
Florida	130	5,357	1,634	6,991
Total	996	53,761	14,031	67,792
(1)Of the 53,761 owned lots as of March 31, 2025, 37,064 were raw/under development lots and 16,697 were finished lots.

Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of March 31, 2025, we had a total of 2,702 completed homes, including information centers, and 1,522 homes in progress.
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
Liquidity and Capital Resources
Overview
As of March 31, 2025, we had $57.6 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
Revolving Credit Facility
On April 28, 2025, we entered into a Sixth Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Sixth Amendment”), which amended the 2024 Credit Agreement (as so amended by the Sixth Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.1825 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on April 28, 2029 with respect to $972.5 million, or 82.2%, of the $1.1825 billion of commitments thereunder and on April 28, 2028 with respect to 17.8% of the commitments thereunder.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of March 31, 2025, the borrowing base under the 2024 Credit Agreement was $2.0 billion, of which the maximum available to borrow was $2.0 billion. As of March 31, 2025, borrowings under the 2024 Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.6 billion, $24.5 million of letters of credit were outstanding and $302.4 million was available to borrow under the 2024 Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At March 31, 2025, the Applicable Margin was 1.85%, and SOFR was 4.32%, subject to the 0.50% SOFR floor as included in the 2024 Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a leverage ratio, a minimum liquidity amount and an EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At March 31, 2025, we were in compliance with all of the covenants contained in the 2024 Credit Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements totaled $427.2 million as of March 31, 2025. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of March 31, 2025 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended March 31, 2025 and 2024, we repurchased 41,685 shares of our common stock for $3.1 million to be held as treasury stock and 89,227 shares of our common stock for $10.0 million to be held as treasury stock, respectively. A total of 3,289,024 shares of our common stock has been repurchased since our stock repurchase program commenced. As of March 31, 2025, we may purchase up to $177.7 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $127.1 million during the three months ended March 31, 2025. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the three months ended March 31, 2025 was primarily driven by cash outflow from the $186.6 million decrease in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and a $27.9 million decrease in the net change in accrued expenses and other liabilities, partially offset by increases in the net changes of $43.8 million in other assets and $18.6 million in accounts payable.
Net cash used in operating activities was $99.5 million during the three months ended March 31, 2024. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the three months ended March 31, 2024 was primarily driven by cash outflow from the $139.6 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and the $16.6 million decrease in the net change in accrued expenses and other liabilities, partially offset by net income of $17.1 million as well as the $14.2 million increase in accounts receivable and the $14.5 million increase in the net change in accounts payable.
Investing Activities
Net cash used in investing activities was $0.2 million during the three months ended March 31, 2025, primarily due to an additional $1.5 million investment in unconsolidated entities, offset by $2.1 million in return of capital.
Net cash provided by investing activities was $2.0 million during the three months ended March 31, 2024, primarily due to proceeds from the sale of assets, offset by the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities was $131.8 million during the three months ended March 31, 2025, primarily driven by $172.5 million of borrowings under our 2024 Credit Agreement, offset by $30.0 million of repayments on our 2024 Credit Agreement and payments of $8.6 million related to a financing arrangement with a third-party land banker. In addition, during the three months ended March 31, 2025, we repurchased $3.1 million of shares of our common stock under our stock repurchase program to be held as treasury stock.
Net cash provided by financing activities was $97.5 million during the three months ended March 31, 2024, primarily driven by $172.4 million of borrowings offset by $39.0 million of repayments on our credit agreement then in effect, and payments of $27.3 million related to a financing arrangement with a third-party land banker. In addition, during the three months ended March 31, 2024, we repurchased $10.0 million of shares of our common stock under our stock repurchase program to be held as treasury stock.
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. See “Industry and Economic Risks—Inflation could adversely affect our business and financial results” in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Material Cash Requirements
As of March 31, 2025, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
•disruptions in global trade, including as a result of tariffs, trade restrictions, retaliatory trade measures or the effect of such actions on trading relationships between the United States and other countries;
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
•shortages of or increased prices for labor, land, or raw materials used in land development and housing construction, including due to tariffs or trade restrictions imposed by the U.S. government, and any effect on trading relationships between the United States and other countries;
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
•other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and
•the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of March 31, 2025, we had $544.4 million of variable rate indebtedness outstanding under the 2024 Credit Agreement. All of the outstanding borrowings under the Credit Agreement are (and, as of March 31, 2025, all of the outstanding borrowings under the 2024 Credit Agreement were) at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of March 31, 2025 was SOFR plus 1.85%. At March 31, 2025, SOFR was 4.32%, subject to the 0.50% SOFR floor as included in the 2024 Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $5.4 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchase of shares of our common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 1-31, 2025	—	$—	—	$180,729
February 1-28, 2025	—	$—	—	$180,729
March 1-31, 2025	41,685	$73.20	41,685	$177,678
	41,685	73.20	41,685

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
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Amendment to 2024 Credit Agreement
On April 28, 2025, we entered into the Sixth Amendment, which amended the 2024 Credit Agreement. The Sixth Amendment, among other things, (a) extended the maturity of the commitments of certain lenders under the Credit Agreement to April 28, 2029, (b) added certain financial institutions as issuers of letters of credit and (c) reset the tangible net worth financial covenant for the period from and after the date of the Sixth Amendment. The Credit Agreement matures on April 28, 2029 with respect to $972.5 million, or 82.2%, of the $1.1825 billion of commitments thereunder and on April 28, 2028 with respect to 17.8% of the commitments thereunder. The Credit Agreement otherwise has substantially similar terms and provisions to the 2024 Credit Agreement. For additional information on the Credit Agreement (including defined terms used in this paragraph), see Note 4, “Notes Payable” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
10.1*
Sixth Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 28, 2025, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent.

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

LGI Homes, Inc.

Date:	April 29, 2025	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	April 29, 2025	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer