Form 10-Q
period 2025-06-30
LGI Homes, Inc.
filed 2025-08-05
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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

As of August 1, 2025, there were 23,056,635 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$59,560	$53,197
Accounts receivable	34,596	28,717
Real estate inventory	3,650,443	3,387,853
Pre-acquisition costs and deposits	29,030	36,049
Property and equipment, net	93,802	57,038
Other assets	116,196	174,391
Deferred tax assets, net	10,433	9,271
Goodwill	12,018	12,018
Total assets	$4,006,078	$3,758,534

LIABILITIES AND EQUITY
Accounts payable	$46,044	$33,271
Accrued expenses and other liabilities	162,059	207,317
Notes payable	1,740,830	1,480,718
Total liabilities	1,948,933	1,721,306

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,713,227 shares issued and 23,056,635 shares outstanding as of June 30, 2025 and 27,644,413 shares issued and 23,397,074 shares outstanding as of December 31, 2024	277	276
Additional paid-in capital	345,189	337,161
Retained earnings	2,121,314	2,085,787
Treasury stock, at cost, 4,656,592 shares as of June 30, 2025 and 4,247,339 shares as of December 31, 2024	(409,635)	(385,996)
Total equity	2,057,145	2,037,228
Total liabilities and equity	$4,006,078	$3,758,534

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Home sales revenues	$483,485	$602,497	$834,905	$993,348

Cost of sales	372,877	451,613	650,584	751,063
Selling expenses	41,599	52,872	83,941	94,000
General and administrative	29,401	30,491	60,603	62,031
Operating income	39,608	67,521	39,777	86,254
Other income, net	(2,432)	(9,362)	(7,987)	(13,723)
Net income before income taxes	42,040	76,883	47,764	99,977
Income tax provision	10,507	18,310	12,237	24,351
Net income	$31,533	$58,573	$35,527	$75,626
Earnings per share:
Basic	$1.36	$2.49	$1.52	$3.21
Diluted	$1.36	$2.48	$1.52	$3.20

Weighted average shares outstanding:
Basic	23,221,565	23,543,378	23,308,534	23,560,977
Diluted	23,265,062	23,603,311	23,364,957	23,635,116

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2024	27,644,413	$276	$337,161	$2,085,787	$(385,996)	$2,037,228
Net income	—	—	—	3,994	—	3,994
Restricted stock units granted for accrued annual bonuses	—	—	540	—	—	540
Stock repurchase	—	—	—	—	(3,051)	(3,051)
Compensation expense for equity awards	—	—	2,625	—	—	2,625
Stock issued under employee incentive plans	49,113	1	1,189	—	—	1,190
BALANCE— March 31, 2025	27,693,526	$277	$341,515	$2,089,781	$(389,047)	$2,042,526
Net income	—	—	—	31,533	—	31,533
Stock repurchases including excise tax	—	—	—	—	(20,588)	(20,588)
Compensation expense for equity awards	—	—	2,826	—	—	2,826
Stock issued under employee incentive plans	19,701	—	848	—	—	848
BALANCE— June 30, 2025	27,713,227	$277	$345,189	$2,121,314	$(409,635)	$2,057,145

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2023	27,521,120	$275	$321,062	$1,889,716	$(355,022)	$1,856,031
Net income	—	—	—	17,053	—	17,053
Restricted stock units granted for accrued annual bonuses	—	—	786	—	—	786
Stock repurchases including excise tax	—	—	—	—	(10,002)	(10,002)
Compensation expense for equity awards	—	—	3,829	—	—	3,829
Stock issued under employee incentive plans	75,020	1	1,505	—	—	1,506
BALANCE— March 31, 2024	27,596,140	$276	$327,182	$1,906,769	$(365,024)	$1,869,203
Net income	—	—	—	58,573	—	58,573
Stock repurchases including excise tax	—	—	—	—	(7,998)	(7,998)
Compensation expense for equity awards	—	—	2,841	—	—	2,841
Stock issued under employee incentive plans	16,602	—	1,223	—	—	1,223
BALANCE— June 30, 2024	27,612,742	$276	$331,246	$1,965,342	$(373,022)	$1,923,842

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$35,527	$75,626
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(1,909)	(4,988)
Distributions of earnings from unconsolidated entities	3,695	4,397
Depreciation and amortization	1,875	1,450
Loss on disposal of assets	2,286	—
Compensation expense for equity awards	5,451	6,669
Deferred income taxes	(1,162)	1,121
Changes in assets and liabilities:
Accounts receivable	(5,879)	(1,894)
Real estate inventory	(286,742)	(287,229)
Pre-acquisition costs and deposits	7,019	(3,651)
Other assets	43,560	(515)
Accounts payable	12,773	35,129
Accrued expenses and other liabilities	(30,015)	(9,098)
Net cash used in operating activities	(213,521)	(182,983)
Cash flows from investing activities:
Purchases of property and equipment	(885)	(1,281)
Investment in unconsolidated entities	(3,431)	(1,647)
Return of capital from unconsolidated entities	6,388	—
Net cash provided by (used in) investing activities	2,072	(2,928)
Cash flows from financing activities:
Proceeds from notes payable	390,644	349,066
Payments on notes payable	(130,000)	(99,000)
Payments on financing arrangements	(17,500)	(46,694)
Loan issuance costs	(3,731)	(97)
Proceeds from sale of stock, net of offering expenses	2,038	2,729
Stock repurchase	(23,639)	(18,000)
Net cash provided by financing activities	217,812	188,004
Net increase in cash and cash equivalents	6,363	2,093
Cash and cash equivalents, beginning of period	53,197	48,978
Cash and cash equivalents, end of period	$59,560	$51,071

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
The accompanying unaudited financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Land, land under development and finished lots	$2,524,651	$2,287,352
Information centers	61,086	57,622
Homes in progress	394,797	325,579
Completed homes	650,146	680,160
Total owned inventory	3,630,680	3,350,713
Real estate not owned	19,763	37,140
Total real estate inventory	$3,650,443	$3,387,853
Our real estate not owned relates to land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources.
We build and lease a number of single-family homes in select, existing communities. During the six months ended June 30, 2025 and 2024, we transferred $41.4 million and $11.0 million, respectively, of home assets from real estate inventory to rental properties within property and equipment, net. We are lessors of the homes representing these home assets.
3.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Real estate inventory development and construction payable	$59,834	$48,019
Taxes payable	1,410	43,076
Land banking financing arrangements	19,763	37,140
Accrued compensation, bonuses and benefits	13,144	18,653
Warranty reserve	15,500	16,100
Accrued interest	14,612	13,560
Inventory related obligations	13,493	8,779
Lease liability	5,695	6,134
Contract deposits	4,136	4,143
Other	14,472	11,713
Total accrued expenses and other liabilities	$162,059	$207,317
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

Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warranty reserves, beginning of period	$16,500	$14,000	$16,100	$13,600
Warranty provision	(594)	2,167	986	3,957
Warranty expenditures	(406)	(1,467)	(1,586)	(2,857)
Warranty reserves, end of period	$15,500	$14,700	$15,500	$14,700
4.     NOTES PAYABLE
Revolving Credit Agreement
On April 28, 2025, we entered into a Sixth Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent, and on June 2, 2025, we entered into a Letter Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent, in each case which amended the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended through June 2, 2025, the “June 2025 Credit Agreement”). The June 2025 Credit Agreement provides for a $1.1825 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the June 2025 Credit Agreement. The June 2025 Credit Agreement matures on April 28, 2029 with respect to $972.5 million, or 82.2%, of the $1.1825 billion of commitments thereunder and on April 28, 2028 with respect to 17.8% of the commitments thereunder.
Before each anniversary of the June 2025 Credit Agreement, we may request a one-year extension of its maturity date. The June 2025 Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the June 2025 Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the June 2025 Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the June 2025 Credit Agreement. As of June 30, 2025, the borrowing base under the June 2025 Credit Agreement was $2.1 billion, of which the maximum available to borrow was $2.0 billion. As of June 30, 2025, borrowings under the June 2025 Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.8 billion, $27.4 million of letters of credit were outstanding and $263.0 million was available to borrow under the June 2025 Credit Agreement.
Borrowings under the June 2025 Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At June 30, 2025, the Applicable Margin was 1.85%, and SOFR was 4.33%, subject to the 0.50% SOFR floor as included in the June 2025 Credit Agreement.
The June 2025 Credit Agreement contains various financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity amount and a minimum EBITDA to interest expense ratio. The June 2025 Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2025, we were in compliance with all of the covenants contained in the June 2025 Credit Agreement.
On August 1, 2025, we entered into a Letter Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Letter Agreement Amendment”), which amended the June 2025 Credit Agreement (as so amended by the Letter Agreement Amendment, the “Credit Agreement”). The Letter Agreement Amendment, among other things, amended (i) the borrowing base by removing model housing units from the borrowing base sublimit, (ii) the financial covenants to (a) decrease the minimum EBITDA to interest expense ratio through December 31, 2026, (b) increase the minimum liquidity amount, (c) decrease the maximum leverage ratio through December 31, 2026 and (d) delete the covenant related to limitations on wholesale sales contracts, (iii) the permitted secured debt basket by increasing the available capacity thereunder and (iv) the restricted payment covenant to restrict the repurchase of shares and payment of dividends through December 31, 2026, subject to the terms and conditions set forth therein. The Credit Agreement otherwise has substantially similar terms and provisions to the June 2025 Credit Agreement.
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
Notes payable consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Notes payable under the Credit Agreement ($1.1825 billion revolving credit facility at June 30, 2025, maturing in part on April 28, 2028 and in part on April 28, 2029, with interest paid monthly at SOFR plus 1.85%; $1.205 billion revolving credit facility at December 31, 2024, maturing in part on April 28, 2025 and in part on April 28, 2028, with interest paid monthly at SOFR plus 1.85%)	$662,590	$401,946
8.750% Senior Notes due December 15, 2028; interest paid semi-annually at 8.750%	400,000	400,000
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
7.000% Senior Notes due November 15, 2032; interest paid semi-annually at 7.000%	400,000	400,000
Net debt issuance costs	(21,760)	(21,228)
Total notes payable	$1,740,830	$1,480,718

Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest incurred	$32,601	$29,223	$62,524	$58,586
Less: Amounts capitalized	(32,601)	(29,223)	(62,524)	(58,586)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$42,907	$35,482	$58,425	$56,768
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $2.7 million and $4.4 million for the three months ended June 30, 2025 and 2024, respectively, and $5.4 million and $10.0 million for the six months ended June 30, 2025 and 2024, respectively.
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
For the three months ended June 30, 2025, our effective tax rate of 25.0% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes, net of the federal benefit, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
For the six months ended June 30, 2025, our effective tax rate of 25.6% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Income taxes paid were $21.3 million and $16.2 million for the three months ended June 30, 2025 and 2024, respectively. Income taxes paid were $59.9 million and $28.3 million for the six months ended June 30, 2025 and 2024, respectively.
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting corporations. The OBBBA, among other changes, terminates the energy efficient homes tax credit for homes closing after June 30, 2026. However, none of these tax law changes are expected to have an impact on the consolidated financial statements beginning in the period in which the OBBBA was signed into law.
6.     EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three and six months ended June 30, 2025, we repurchased 367,568 shares of our common stock at a total cost, including commissions and excise taxes, of $20.6 million and 409,253 shares of our common stock at a total cost, including commissions and excise taxes, of $23.6 million, respectively, to be held as treasury stock. During the three and six months ended June 30, 2024, we repurchased 83,763 shares of our common stock at a total cost, including commissions and excise taxes, of $8.0 million and 172,990 shares of our common stock at a total cost, including commissions and excise taxes, of $18.0 million, respectively, to be held as treasury stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2022. As of June 30, 2025, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program.

7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator (in thousands):
Net income (Numerator for basic and dilutive earnings per share)	$31,533	$58,573	$35,527	$75,626
Denominator:
Basic weighted average shares outstanding	23,221,565	23,543,378	23,308,534	23,560,977
Effect of dilutive securities:
Stock-based compensation units	43,497	59,933	56,423	74,139
Diluted weighted average shares outstanding	23,265,062	23,603,311	23,364,957	23,635,116

Basic earnings per share	$1.36	$2.49	$1.52	$3.21
Diluted earnings per share	$1.36	$2.48	$1.52	$3.20
Antidilutive non-vested restricted stock units excluded from calculation of diluted earnings per share	39,700	3,399	16,340	16,972

8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”) for the six months ended June 30, 2025:

	Six Months Ended June 30,
	2025
	Shares	Weighted Average Grant Date Fair Value
Beginning balance	194,953	$106.60
Granted	84,584	$69.00
Vested	(28,407)	$118.35
Forfeited	(3,553)	$98.04
Ending balance	247,577	$92.53
We recognized $1.8 million and $1.4 million of stock-based compensation expense related to outstanding RSUs for the three months ended June 30, 2025 and 2024, respectively. We recognized $3.5 million and $2.8 million of stock-based compensation expense related to outstanding RSUs for the six months ended June 30, 2025 and 2024, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At June 30, 2025, we had unrecognized compensation cost of $12.3 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
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
The following table summarizes the activity of our PSUs for the six months ended June 30, 2025:

	Six Months Ended June 30,
	2025
	Target Shares	Weighted Average Grant Date Fair Value
Beginning balance	196,770	$111.38
Granted	116,227	$75.09
Forfeited	(60,272)	$118.80
Vested	—	$—
Ending balance	252,725	$92.92
At June 30, 2025, management estimates that the recipients will receive approximately 77.9% of the weighted average target number of PSUs outstanding at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. PSUs granted in 2022 were forfeited based on actual results as compared to the target performance metrics. We recognized $0.9 million and $1.2 million of total stock-based compensation expense related to outstanding PSUs for the three months ended June 30, 2025 and 2024, respectively. We recognized $1.5 million and $3.2 million of total stock-based compensation expense related to outstanding PSUs for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, we had unrecognized compensation cost of $11.4 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.3 years. PSUs granted in 2023, 2024 and 2025 are excluded from the calculation of diluted EPS as they are subject to unsatisfied performance conditions.
Employee Stock Purchase Plan
On April 24, 2025, our stockholders approved and authorized 500,000 additional shares of our common stock that may be sold under the LGI Homes, Inc. 2016 Employee Stock Purchase Plan (“the ESPP”). The maximum number of shares of our common stock that may be sold under the ESPP is 1,000,000 shares.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities, approximate their carrying amounts due to the short-term nature of these instruments. As of June 30, 2025, the June 2025 Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of each of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at June 30, 2025 and December 31, 2024 (in thousands):

		June 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2028 Senior Notes (1)	Level 2	$400,000	$439,936	$400,000	$436,783
2029 Senior Notes (1)	Level 2	$300,000	$282,813	$300,000	$274,692
2032 Senior Notes (1)	Level 2	$400,000	$433,873	$400,000	$421,247
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

	June 30, 2025	December 31, 2024
Land deposits and option payments (1)	$21,814	$29,040
Commitments under the land purchase contracts if the purchases are consummated (1)	$433,421	$653,861
Lots under land purchase contracts (1)	11,201	17,582
(1)Includes land banking financing arrangements, see Note 2 and Note 3 for more details regarding real estate not owned.
As of June 30, 2025 and December 31, 2024, approximately $7.3 million and $10.4 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.2 million and $5.6 million as of June 30, 2025 and December 31, 2024, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.7 million and $6.1 million as of June 30, 2025 and December 31, 2024, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively. Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $1.0 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases was $0.6 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the weighted-average discount rate was 6.0% and our weighted-average remaining life was 2.0 years. We do not have any significant lease contracts that have not yet commenced at June 30, 2025.
The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2025 (in thousands):

Year Ending December 31,	Operating leases
2025	$982
2026	1,799
2027	1,590
2028	1,145
2029	532
Thereafter	397
Total	6,445
Lease amount representing interest	(750)
Present value of lease liabilities	$5,695
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $431.4 million (including $27.4 million of letters of credit issued under the June 2025 Credit Agreement) and $377.5 million (including $24.5 million of letters of credit issued under the credit agreement then in effect) at June 30, 2025 and December 31, 2024, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
As of June 30, 2025, we had two equity-method real estate joint ventures and four additional joint ventures engaged primarily to provide services, such as mortgage and insurance, to our homebuyers. As of June 30, 2025 and December 31, 2024, we have a total of $23.5 million and $28.3 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three and six months ended June 30, 2025 was $1.0 million and $1.9 million, respectively. Income associated with our investment in unconsolidated entities during the three and six months ended June 30, 2024 was $3.0 million and $5.0 million, respectively.
11.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our move-up and luxury series spec homes sold under our Terrata Homes brand.

The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retail home sales revenues	$412,056	$566,772	$708,995	$929,061
Wholesale home sales revenues	71,429	35,725	125,910	64,287
Total home sales revenues	$483,485	$602,497	$834,905	$993,348
Our home sales revenues are disaggregated by geography, based on our determined reportable segments. See Note 12 for tabular presentation of this information.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West and Florida divisions) that we aggregate into five qualifying reportable segments at June 30, 2025: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way we evaluate our business performance and manage our operations. For reporting purposes, our homebuilding operations are aggregated into five reportable segments as follows:

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

Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Central	$112,986	$173,434	$214,132	$277,170
Southeast	150,110	135,418	251,792	251,863
Northwest	53,487	68,125	87,724	104,192
West	100,339	128,155	167,295	201,234
Florida	66,563	97,365	113,962	158,889
Total home sales revenues	$483,485	$602,497	$834,905	$993,348

Cost of sales:
Central	$86,661	$132,712	$167,176	$212,194
Southeast	115,423	95,343	193,144	180,403
Northwest	41,518	51,727	69,940	80,522
West	75,533	95,742	127,328	153,460
Florida	53,742	76,089	92,996	124,484
Total cost of sales	$372,877	$451,613	$650,584	$751,063

Other segment items(1):
Central	$17,266	$19,265	$40,993	$40,164
Southeast	16,518	16,007	32,359	31,777
Northwest	9,772	8,720	14,381	16,482
West	14,065	15,588	26,741	28,054
Florida	10,890	13,657	21,497	24,731
Corporate(2)	$57	$764	$586	$1,100
Total other segment items	$68,568	$74,001	$136,557	$142,308

Net income (loss) before income taxes:
Central	$9,059	$21,457	$5,963	$24,812
Southeast	18,169	24,068	26,289	39,683
Northwest	2,197	7,678	3,403	7,188
West	10,741	16,825	13,226	19,720
Florida	1,931	7,619	(531)	9,674
Corporate	(57)	(764)	(586)	(1,100)
Total net income before income taxes	$42,040	$76,883	$47,764	$99,977
(1)Other segment items reflects other sources of income and expense, including selling expenses, general and administrative expenses and other income, net.
(2)The Corporate balance consists of general and administrative unallocated costs for various shared service functions and non-strategic other income.

	June 30, 2025	December 31, 2024
Assets:
Central	$1,197,008	$1,096,500
Southeast	788,957	733,339
Northwest	596,491	567,088
West	819,013	759,042
Florida	495,984	480,921
Corporate (1)	108,625	121,644
Total assets	$4,006,078	$3,758,534
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
Birmingham, AL
Nashville, TN
Our results in the second quarter of 2025 were achieved against a challenging macroeconomic backdrop. Mortgage rates have remained persistently high, straining affordability and while the demand environment remains positive, muted consumer sentiment is impacting customers’ willingness to purchase new homes. Against this backdrop, we continued to offer buyers financial incentives in an effort to bridge the affordability gap and put homeownership within reach of as many customers as possible while preserving margins at our targeted level. During the six months ended June 30, 2025, we had 2,319 home closings, compared to 2,738 home closings during the six months ended June 30, 2024.
We sell homes under the LGI Homes and Terrata Homes brands. Our 146 active communities at June 30, 2025 included 16 Terrata Homes communities. At June 30, 2024, we had 128 active communities, including 17 Terrata Homes communities.
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
Recent Developments
Amendment to June 2025 Credit Agreement
On August 1, 2025, we entered into the Letter Agreement Amendment, which amended the June 2025 Credit Agreement. The Letter Agreement Amendment, among other things, amended (i) the borrowing base by removing model housing units from the borrowing base sublimit, (ii) the financial covenants to (a) decrease the minimum EBITDA to interest expense ratio through December 31, 2026, (b) increase the minimum liquidity amount, (c) decrease the maximum leverage ratio through December 31, 2026 and (d) delete the covenant related to limitations on wholesale sales contracts, (iii) the permitted secured debt basket by increasing the available capacity thereunder and (iv) the restricted payment covenant to restrict the repurchase of shares and payment of dividends through December 31, 2026, subject to the terms and conditions set forth therein. For additional information on the Credit Agreement (including defined terms used in this paragraph), see Note 4, “Notes Payable” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LGI Living Loan Agreement
On July 23, 2025, the Company’s indirect, wholly owned special purpose subsidiary LGI Living – SFR 1, LLC (“LGI Living SFR”) entered into a Loan Agreement (the “Loan Agreement”) with Evergreen Residential Capital, LLC, as lender. The Loan Agreement provides for a secured non-recourse loan for up to $50.0 million, which can be increased at the request of LGI Living SFR by up to $75.0 million (for a total of $125.0 million), subject to the terms and conditions of the Loan Agreement. As of July 31, 2025, the total amount of borrowings outstanding under the loan was $50.0 million. The loan matures on July 8, 2030 and bears interest at a rate of 6.433% per annum, which may be adjusted in connection with an increase in the amount of the loan. The loan is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The loan is unconditionally guaranteed as to payment and performance by LGI Living – ER FIN, LLC, as the direct owner of the equity interests in LGI Living SFR, but recourse under such guaranty is limited to LGI Living – ER FIN, LLC’s equity interests in LGI Living SFR, which are pledged as collateral for the loan. The loan is also secured by a security interest in all assets of LGI Living SFR, including a mortgage lien on certain of LGI Living SFR’s real property. The Loan Agreement includes certain restrictive covenants that may limit LGI Living SFR’s ability to, among other things, incur additional indebtedness or make certain investments. The Loan Agreement contains representations and warranties, affirmative covenants, and events of default, all of which the Company believes are customary for special purpose subsidiary real estate secured loan agreements. If an event of default exists under the Loan Agreement, the lender will be able to accelerate the maturity of the loan and exercise other rights and remedies.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions affecting corporations. The OBBBA, among other changes, terminates the energy efficient homes tax credit for homes closing after June 30, 2026. However, none of these tax law changes are expected to have an impact on the consolidated financial statements beginning in the period in which the OBBBA was signed into law.
Key Results
Key financial results as of and for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, were as follows:
•Home sales revenues decreased 19.8% to $483.5 million from $602.5 million.
•Homes closed decreased 20.1% to 1,323 homes from 1,655 homes.
•Average sales price per home closed increased 0.4% to $365,446 from $364,047.
•Gross margin as a percentage of home sales revenues decreased to 22.9% from 25.0%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 25.5% from 27.0%.
•Net income before income taxes decreased 45.3% to $42.0 million from $76.9 million.
•Net income decreased 46.2% to $31.5 million from $58.6 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 11.4% from 14.7%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Key financial results as of and for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were as follows:
•Home sales revenues decreased 16.0% to $834.9 million from $993.3 million.
•Homes closed decreased 15.3% to 2,319 homes from 2,738 homes.
•Average sales price per home closed decreased 0.8% to $360,028 from $362,801.
•Gross margin as a percentage of home sales revenues decreased to 22.1% from 24.4%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 24.7% from 26.3%.
•Net income before income taxes decreased 52.2% to $47.8 million from $100.0 million.
•Net income decreased 53.0% to $35.5 million from $75.6 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 8.4% from 11.9%.

For reconciliations of the non-GAAP financial measures of adjusted gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 64,756 lots at June 30, 2025 as compared to 67,792 lots at March 31, 2025 and 70,899 lots at December 31, 2024.

Results of Operations
The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$483,485	$602,497	$834,905	$993,348
Expenses:
Cost of sales	372,877	451,613	650,584	751,063
Selling expenses	41,599	52,872	83,941	94,000
General and administrative	29,401	30,491	60,603	62,031
Operating income	39,608	67,521	39,777	86,254
Other income, net	(2,432)	(9,362)	(7,987)	(13,723)
Net income before income taxes	42,040	76,883	47,764	99,977
Income tax provision	10,507	18,310	12,237	24,351
Net income	$31,533	$58,573	$35,527	$75,626
Basic earnings per share	$1.36	$2.49	$1.52	$3.21
Diluted earnings per share	$1.36	$2.48	$1.52	$3.20
Other Financial and Operating Data:
Average community count	146.0	128.3	147.0	122.5
Community count at end of period	146	128	146	128
Home closings	1,323	1,655	2,319	2,738
Average sales price per home closed	$365,446	$364,047	$360,028	$362,801
Gross margin (1)	$110,608	$150,884	$184,321	$242,285
Gross margin % (2)	22.9%	25.0%	22.1%	24.4%
Adjusted gross margin (3)	$123,486	$162,690	$206,275	$261,495
Adjusted gross margin % (2)(3)	25.5%	27.0%	24.7%	26.3%
EBITDA (4)	$54,890	$88,292	$69,742	$118,660
EBITDA margin % (2)(4)	11.4%	14.7%	8.4%	11.9%

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
    Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the three months ended June 30, 2025 and 2024, and our community count by reportable segment as of June 30, 2025 and 2024, were as follows (revenues in thousands):

	Three Months Ended June 30, 2025					As of June 30, 2025
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$112,986	360	$313,850	47.3	2.5	46
Southeast	150,110	456	329,189	33.7	4.5	35
Northwest	53,487	100	534,870	16.0	2.1	16
West	100,339	230	436,257	24.7	3.1	25
Florida	66,563	177	376,062	24.3	2.4	24
Total	$483,485	1,323	$365,446	146.0	3.0	146

	Three Months Ended June 30, 2024					As of June 30, 2024
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$173,434	535	$324,176	44.0	4.1	44
Southeast	135,418	410	330,288	24.7	5.5	23
Northwest	68,125	132	516,098	14.3	3.1	14
West	128,155	308	416,088	22.0	4.7	23
Florida	97,365	270	360,611	23.3	3.9	24
Total	$602,497	1,655	$364,047	128.3	4.3	128
Home sales revenues for the three months ended June 30, 2025 were $483.5 million, a decrease of $119.0 million, or 19.8%, from $602.5 million for the three months ended June 30, 2024. The decrease in home sales revenues was primarily due to a 20.1% decrease in homes closed, partially offset by a 0.4% increase in the average sales price per home closed during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The overall decrease in home closings was a result of a lower absorption rate, partially offset by a higher average community count, during the three months ended

June 30, 2025 as compared to the three months ended June 30, 2024. The overall increase in average community count relates to timing associated with new community openings, offset by the close out of some communities and transition between certain active communities during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The average sales price per home closed during the three months ended June 30, 2025 was $365,446, an increase of $1,400, or 0.4%, from the average sales price per home closed of $364,047 for the three months ended June 30, 2024. The increase in the average sales price per home closed was primarily due to geographic mix. The overall decrease in absorption rate generally relates to the impact of ongoing affordability constraints, new community openings, and the overall increase in community count.
Included within our home sales revenues for the three months ended June 30, 2025 was $71.4 million in wholesale revenues resulting from 237 home closings, representing 17.9% of the 1,323 total homes closed during the three months ended June 30, 2025. Included within our home sales revenues for the three months ended June 30, 2024 was $35.7 million in wholesale revenues resulting from 117 home closings, representing 7.1% of the 1,655 total homes closed during the three months ended June 30, 2024. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to higher demand from our wholesale channel customers during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
•Home sales revenues in our Central reportable segment decreased by $60.4 million, or 34.9%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to a 32.7% decrease in the number of homes closed and a 3.2% decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Southeast reportable segment increased by $14.7 million, or 10.8%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an 11.2% increase in the number of homes closed, partially offset by a 0.3% decrease in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count, partially offset by a lower absorption rate.
•Home sales revenues in our Northwest reportable segment decreased by $14.6 million, or 21.5%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a 24.2% decrease in the number of homes closed, partially offset by a 3.6% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our West reportable segment decreased by $27.8 million, or 21.7%, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a 25.3% decrease in the number of homes closed, partially offset by a 4.8% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Florida reportable segment decreased by $30.8 million, or 31.6%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a 34.4% decrease in the number of homes closed, partially offset by a 4.3% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales for the three months ended June 30, 2025 was $372.9 million, a decrease of $78.7 million, or 17.4%, from $451.6 million for the three months ended June 30, 2024. This overall decrease was primarily due to a 20.1% decrease in homes closed. Gross margin for the three months ended June 30, 2025 was $110.6 million, a decrease of $40.3 million, or 26.7%, from $150.9 million for the three months ended June 30, 2024. Gross margin as a percentage of home sales revenues was 22.9% for the three months ended June 30, 2025 and 25.0% for the three months ended June 30, 2024. The decrease in gross margin as a percentage of home sales revenues was primarily due to a higher number of wholesale closings, higher lot costs, higher capitalized interest, and higher indirect overhead as a percentage of revenue, partially offset by a decrease in sales incentives offered during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Selling Expenses. Selling expenses for the three months ended June 30, 2025 were $41.6 million, a decrease of $11.3 million, or 21.3%, from $52.9 million for the three months ended June 30, 2024. The decrease in selling expenses was primarily due to a decrease in sales commissions and, to a lesser extent, personnel expenses. Sales commissions decreased to $18.9 million for the three months ended June 30, 2025 from $27.2 million for the three months ended June 30, 2024, primarily due to a 19.8% decrease in home sales revenues during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Selling expenses as a percentage of home sales revenues were 8.6% and 8.8% for the three months ended June 30, 2025 and 2024, respectively. The decrease in selling expenses as a percentage of home sales revenues was primarily due to lower commissions and other personnel expenses during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
General and Administrative. General and administrative expenses for the three months ended June 30, 2025 were $29.4 million, a decrease of $1.1 million, or 3.6%, from $30.5 million for the three months ended June 30, 2024. The decrease in general and administrative expenses was primarily due to a decrease in indirect overhead expenses and bonuses, partially offset by an increase in other expenses. General and administrative expenses as a percentage of home sales revenues were 6.1% and 5.1% during the three months ended June 30, 2025 and 2024, respectively. The increase in general and administrative expenses as a percentage of home sales revenues was primarily due to lower home sales revenues during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Other Income, Net. Other income, net of other expenses was $2.4 million for the three months ended June 30, 2025, a decrease of $6.9 million from $9.4 million for the three months ended June 30, 2024. The decrease in other income, net of other expenses, primarily reflects the decrease in income associated with our investment in unconsolidated entities, the decrease in interest income and the decrease in gains realized from the sale of residential lots not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended June 30, 2025 was $39.6 million, a decrease of $27.9 million, or 41.3%, from $67.5 million for the three months ended June 30, 2024. Net income before income taxes for the three months ended June 30, 2025 was $42.0 million, a decrease of $34.8 million, or 45.3%, from $76.9 million for the three months ended June 30, 2024. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption rate, lower gross margin and higher indirect overhead expenses associated with the increase in average community count during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Our reportable segments contributed to net income before income taxes during the three months ended June 30, 2025 as follows: Central - $9.1 million, or 21.5%; Southeast - $18.2 million, or 43.2%; Northwest - $2.2 million, or 5.2%; West - $10.7 million, or 25.5%; and Florida - $1.9 million, or 4.6%.
Income Taxes. Income tax provision for the three months ended June 30, 2025 was $10.5 million, a decrease of $7.8 million, or 42.6%, from income tax provision of $18.3 million for the three months ended June 30, 2024. The decrease in our income tax provision is primarily due to the overall decrease in net income before income taxes. The increase in our effective tax rate to 25.0% for the three months ended June 30, 2025 from 23.8% for the three months ended June 30, 2024 was primarily a result of an increase in the rate for state income taxes, net of the federal benefit, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the three months ended June 30, 2025 was $31.5 million, a decrease of $27.0 million, or 46.2%, from $58.6 million for the three months ended June 30, 2024. The decrease in net income was primarily attributed to overall lower home sales revenues and gross margin during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the six months ended June 30, 2025 and 2024 were as follows (revenues in thousands):

	Six Months Ended June 30, 2025
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$214,132	690	$310,336	49.2	2.3
Southeast	251,792	768	327,854	31.5	4.1
Northwest	87,724	165	531,661	16.3	1.7
West	167,295	389	430,064	25.2	2.6
Florida	113,962	307	371,212	24.8	2.1
Total	$834,905	2,319	$360,028	147.0	2.6

	Six Months Ended June 30, 2024
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$277,170	854	$324,555	42.8	3.3
Southeast	251,863	765	329,233	25.7	5.0
Northwest	104,192	194	537,072	13.2	2.4
West	201,234	487	413,211	19.5	4.2
Florida	158,889	438	362,760	21.3	3.4
Total	$993,348	2,738	$362,801	122.5	3.7
Home sales revenues for the six months ended June 30, 2025 were $834.9 million, a decrease of $158.4 million, or 16.0%, from $993.3 million for the six months ended June 30, 2024. The decrease in home sales revenues was primarily due to a 15.3% decrease in homes closed and a 0.8% decrease in the average sales price per home closed during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The overall decrease in home closings was a result of a lower absorption rate, partially offset by a higher average community count, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The overall increase in average community count relates to timing associated with new community openings, offset by the close out of some communities and transition between certain active communities during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The average sales price per home closed during the six months ended June 30, 2025 was $360,028, a decrease of $2,773, or 0.8%, from the average sales price per home closed of $362,801 for the six months ended June 30, 2024. The decrease in the average sales price per home closed was primarily due to geographic mix and an increase in the number of wholesale homes closed. The overall decrease in absorption rate generally relates to the impact of ongoing affordability constraints, new community openings, and the overall increase in community count.
Included within our home sales revenues for the six months ended June 30, 2025 was $125.9 million in wholesale revenues resulting from 416 home closings, representing 17.9% of the 2,319 total homes closed during the six months ended June 30, 2025. Included within our home sales revenues for the six months ended June 30, 2024 was $64.3 million in wholesale revenues resulting from 219 home closings, representing 8.0% of the 2,738 total homes closed during the six months ended June 30, 2024. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to higher demand from our wholesale channel customers during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
•Home sales revenues in our Central reportable segment decreased by $63.0 million, or 22.7%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a 19.2% decrease in the number of homes closed and a 4.4% decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Southeast reportable segment decreased by $0.1 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a 0.4% decrease in the average sales price per home closed, offset by a 0.4% increase in the number of homes closed. The increase in home closings was the result of an increase in community count, partially offset by a lower absorption rate.
•Home sales revenues in our Northwest reportable segment decreased by $16.5 million, or 15.8%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a 14.9% decrease in the number of homes closed and a 1.0% decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our West reportable segment decreased by $33.9 million, or 16.9%, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a 20.1% decrease in the number of homes closed, partially offset by a 4.1% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Florida reportable segment decreased by $44.9 million, or 28.3%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a 29.9% decrease in the number of homes closed, partially offset by a 2.3% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales for the six months ended June 30, 2025 was $650.6 million, a decrease of $100.5 million, or 13.4%, from $751.1 million for the six months ended June 30, 2024. This overall decrease was primarily due to a 15.3% decrease in homes closed. Gross margin for the six months ended June 30, 2025 was $184.3 million, a decrease of $58.0 million, or 23.9%, from $242.3 million for the six months ended June 30, 2024. Gross margin as a percentage of home sales revenues was 22.1% for the six months ended June 30, 2025 and 24.4% for the six months ended June 30, 2024. The decrease in gross margin as a percentage of home sales revenues was primarily due to a lower average sales price per home closed, a higher number of wholesale closings, higher lot costs and higher capitalized interest as a percentage of revenue, partially offset by a decrease in sales incentives offered during the six months ended June 30, 2025.
Selling Expenses. Selling expenses for the six months ended June 30, 2025 were $83.9 million, a decrease of $10.1 million, or 10.7%, from $94.0 million for the six months ended June 30, 2024. The decrease in selling expenses was primarily due to a decrease in sales commissions and other selling expenses, partially offset by an increase in advertising and other personnel selling expenses, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Sales commissions decreased to $33.0 million during the six months ended June 30, 2025 from $44.6 million for the six months ended June 30, 2024, primarily due to a 16.0% decrease in home sales revenues during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Selling expenses as a percentage of home sales revenues were 10.1% and 9.5% for the six months ended June 30, 2025 and 2024, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to higher advertising and other personnel expenses, offset by a decrease in commissions during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
General and Administrative. General and administrative expenses for the six months ended June 30, 2025 were $60.6 million, a decrease of $1.4 million, or 2.3%, from $62.0 million for the six months ended June 30, 2024. The decrease in general and administrative expenses was primarily due to a decrease in indirect overhead expenses and bonuses, partially offset by an increase in other expenses. General and administrative expenses as a percentage of home sales revenues were 7.3% and 6.2% for the six months ended June 30, 2025 and 2024, respectively. The increase in general and administrative expenses as a percentage of home sales revenues was primarily due to lower home sales revenues during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Other Income, Net. Other income, net of other expenses was $8.0 million for the six months ended June 30, 2025, a decrease of $5.7 million from $13.7 million for the six months ended June 30, 2024. The decrease in other income, net of other expenses, primarily reflects the decrease in income associated with our investment in unconsolidated entities and the decrease in interest income, partially offset by gains realized from the sale of residential lots not directly associated with our core homebuilding operations.
Operating Income and Net Income before Income Taxes. Operating income for the six months ended June 30, 2025 was $39.8 million, a decrease of $46.5 million, or 53.9%, from $86.3 million for the six months ended June 30, 2024. Net income before income taxes for the six months ended June 30, 2025 was $47.8 million, a decrease of $52.2 million, or 52.2%, from $100.0 million for the six months ended June 30, 2024. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption rate, lower gross margin and higher advertising and other costs associated with the increase in average community count during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Our reportable segments contributed to net income before income taxes during the six months ended June 30, 2025 as follows: Central - $6.0 million, or 12.5%; Southeast - $26.3 million, or 55.0%; Northwest - $3.4 million, or 7.1%; West - $13.2 million, or 27.7%; and Florida - $(0.5) million, or (1.1)%.
Income Taxes. Income tax provision for the six months ended June 30, 2025 was $12.2 million, a decrease of $12.1 million, or 49.7%, from income tax provision of $24.4 million for the six months ended June 30, 2024. The decrease in our income tax provision is primarily due to the overall decrease in net income before income taxes. The increase in our effective tax rate to 25.6% for the six months ended June 30, 2025 from 24.4% for the six months ended June 30, 2024 was primarily a result of an increase in the rate for state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the six months ended June 30, 2025 was $35.5 million, a decrease of $40.1 million, or 53.0%, from $75.6 million for the six months ended June 30, 2024. The decrease in net income was primarily attributed to overall lower home sales revenues during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
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

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Home sales revenues	$483,485	$602,497	$834,905	$993,348
Cost of sales	372,877	451,613	650,584	751,063
Gross margin	110,608	150,884	184,321	242,285
Capitalized interest charged to cost of sales	11,836	10,632	20,103	17,233
Purchase accounting adjustments (1)	1,042	1,174	1,851	1,977
Adjusted gross margin	$123,486	$162,690	$206,275	$261,495
Gross margin % (2)	22.9%	25.0%	22.1%	24.4%
Adjusted gross margin % (2)	25.5%	27.0%	24.7%	26.3%
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
The following table reconciles EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$31,533	$58,573	$35,527	$75,626
Income tax provision (benefit)	10,507	18,310	12,237	24,351
Depreciation and amortization	1,014	777	1,875	1,450
Capitalized interest charged to cost of sales	11,836	10,632	20,103	17,233
EBITDA	$54,890	$88,292	$69,742	$118,660
EBITDA margin %(1)	11.4%	14.7%	8.4%	11.9%

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
Our net orders decreased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to ongoing affordability constraints and other challenges in the overall housing market including muted consumer sentiment impacting customers’ willingness to purchase new homes. As a result of the slower sales pace, the number of homes in our backlog at June 30, 2025 decreased 42.0% compared to June 30, 2024.

As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

Backlog Data	Six Months Ended June 30,
	2025 (4)	2024 (5)
Net orders (1)	2,528	3,541
Cancellation rate (2)	24.2%	19.5%
Ending backlog – homes (3)	808	1,393
Ending backlog – value (3)	$322,466	$553,604
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
(4)As of June 30, 2025, we had 91 units related to bulk sales agreements associated with our wholesale business.
(5)As of June 30, 2024, we had 181 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 146 and 151 active communities as of June 30, 2025 and December 31, 2024, respectively. Generally, it takes us two to three years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we have utilized, on a limited and strategic basis, land banking financing arrangements.
Our lot inventory decreased to 64,756 owned or controlled lots as of June 30, 2025 from 70,899 owned or controlled lots as of December 31, 2024, primarily related to our disciplined underwriting criteria and selective approval of new land deals.
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
The table below shows (i) home closings by reportable segment for the six months ended June 30, 2025 and (ii) our owned or controlled lots by reportable segment as of June 30, 2025.

	Six Months Ended June 30, 2025	As of June 30, 2025
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	690	19,830	883	20,713
Southeast	768	13,956	3,962	17,918
Northwest	165	5,462	1,337	6,799
West	389	8,970	3,297	12,267
Florida	307	5,337	1,722	7,059
Total	2,319	53,555	11,201	64,756
(1)Of the 53,555 owned lots as of June 30, 2025, 37,374 were raw/under development lots and 16,181 were finished lots.

Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of June 30, 2025, we had a total of 2,524 completed homes, including information centers, and 1,512 homes in progress.
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
Liquidity and Capital Resources
Overview
As of June 30, 2025, we had $59.6 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
Long-term Liquidity and Capital Resources
We believe that our long-term principal uses of liquidity and capital resources will be inventory related purchases concerning land, lot development, repurchases of shares of our common stock, other capital expenditures, and principal and interest payments on our debt obligations maturing between 2028 and 2032. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available to borrow under the Credit Agreement or through accessing debt or equity capital, as needed, although no assurance can be provided that such additional debt or equity capital will be available when needed or on terms that we find attractive. Additionally, we plan to further utilize, on a limited and strategic basis, land banking financing arrangements to maximize long-term liquidity for lot development projects where we have sufficient finished lot availability in certain markets. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance our indebtedness, or dispose of certain assets to fund our operating activities and capital needs.
Revolving Credit Facility
On August 1, 2025, we entered into a Letter Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Letter Agreement Amendment”), which amended the June 2025 Credit Agreement (as so amended by the Letter Agreement Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.1825 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on April 28, 2029 with respect to $972.5 million, or 82.2%, of the $1.1825 billion of commitments thereunder and on April 28, 2028 with respect to 17.8% of the commitments thereunder.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of June 30, 2025, the borrowing base under the June 2025 Credit Agreement was $2.1 billion, of which the maximum available to borrow was $2.0 billion. As of June 30, 2025, borrowings under the June 2025 Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.8 billion, $27.4 million of letters of credit were outstanding and $263.0 million was available to borrow under the June 2025 Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At June 30, 2025, the Applicable Margin was 1.85%, and SOFR was 4.33%, subject to the 0.50% SOFR floor as included in the June 2025 Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity amount and a minimum EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At June 30, 2025, we were in compliance with all of the covenants contained in the June 2025 Credit Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements totaled $431.4 million as of June 30, 2025. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of June 30, 2025 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three and six months ended June 30, 2025, we repurchased 367,568 shares of our common stock at a total cost, including commissions and excise taxes, of $20.6 million and 409,253 shares of our common stock at a total cost, including commissions and excise taxes, of $23.6 million, respectively, to be held as treasury stock. During the three and six months ended June 30, 2024, we repurchased 83,763 shares of our common stock at a total cost, including commissions and excise taxes, of $8.0 million and 172,990 shares of our common stock at a total cost, including commissions and excise taxes, of $18.0 million, respectively, to be held as treasury stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2022. As of June 30, 2025, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $213.5 million during the six months ended June 30, 2025. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the six months ended June 30, 2025 was primarily driven by cash outflow from the $286.7 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and the $30.0 million decrease in the net change in accrued expenses and other liabilities, partially offset by the $43.6 million decrease in the net change in other assets and the $12.8 million increase in the net change of accounts payable.
Net cash used in operating activities was $183.0 million during the six months ended June 30, 2024. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the six months ended June 30, 2024 was primarily driven by cash outflow from the $287.2 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and the $9.1 million decrease in the net change in accrued expenses and other liabilities, partially offset by net income of $75.6 million and the $35.1 million increase in the net change in accounts payable.
Investing Activities
Net cash provided by investing activities was $2.1 million during the six months ended June 30, 2025, primarily due to $6.4 million in return of capital, partially offset by an additional $3.4 million investment in unconsolidated entities.
Net cash used in investing activities was $2.9 million during the six months ended June 30, 2024, primarily due to the purchase of property and equipment and additional investment in unconsolidated entities.
Financing Activities
Net cash provided by financing activities was $217.8 million during the six months ended June 30, 2025, primarily driven by $390.6 million of borrowings under our credit agreement then in effect, offset by $130.0 million of repayments on our credit agreement then in effect and payments of $17.5 million related to a financing arrangement with a third-party land banker. In addition, during the six months ended June 30, 2025, we repurchased $23.6 million of shares of our common stock under our stock repurchase program to be held as treasury stock.
Net cash provided by financing activities was $188.0 million during the six months ended June 30, 2024, primarily driven by $349.1 million of borrowings under our credit agreement then in effect, offset by $99.0 million of repayments on our credit agreement then in effect and payments of $46.7 million related to a financing arrangement with a third-party land banker. In addition, during the six months ended June 30, 2024, we repurchased $18.0 million of shares of our common stock under our stock repurchase program to be held as treasury stock.
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
Material Cash Requirements
As of June 30, 2025, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of June 30, 2025, we had $662.6 million of variable rate indebtedness outstanding under the June 2025 Credit Agreement. All of the outstanding borrowings under the Credit Agreement are (and, as of June 30, 2025, all of the outstanding borrowings under the June 2025 Credit Agreement were) at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of June 30, 2025 was SOFR plus 1.85%. At June 30, 2025, SOFR was 4.33%, subject to the 0.50% SOFR floor as included in the June 2025 Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $6.6 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the repurchase of shares of our common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
April 1-30, 2025	—	$—	—	$177,678
May 1-31, 2025	367,568	$55.53	367,568	$157,268
June 1-30, 2025	—	$—	—	$157,268
	367,568	55.53	367,568

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
ITEM 5.     OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Amendment to June 2025 Credit Agreement
On August 1, 2025, we entered into the Letter Agreement Amendment, which amended the June 2025 Credit Agreement. The Letter Agreement Amendment, among other things, amended (i) the borrowing base by removing model housing units from the borrowing base sublimit, (ii) the financial covenants to (a) decrease the minimum EBITDA to interest expense ratio through December 31, 2026, (b) increase the minimum liquidity amount, (c) decrease the maximum leverage ratio through December 31, 2026 and (d) delete the covenant related to limitations on wholesale sales contracts, (iii) the permitted secured debt basket by increasing the available capacity thereunder and (iv) the restricted payment covenant to restrict the repurchase of shares and payment of dividends through December 31, 2026, subject to the terms and conditions set forth therein. The Credit Agreement otherwise has substantially similar terms and provisions to the June 2025 Credit Agreement. For additional information on the Credit Agreement (including defined terms used in this paragraph), see Note 4, “Notes Payable” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

10.2**
Amendment No. 1 to the LGI Homes, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on April 29, 2025).

10.3*
Letter Agreement, dated as of June 2, 2025, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.4*
Letter Agreement, dated as of August 1, 2025, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent.

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

LGI Homes, Inc.

Date:	August 5, 2025	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	August 5, 2025	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer