Form 10-Q
period 2025-09-30
LGI Homes, Inc.
filed 2025-11-04
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, there were 23,079,100 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$61,979	$53,197
Accounts receivable	21,239	28,717
Real estate inventory	3,646,945	3,387,853
Pre-acquisition costs and deposits	27,720	36,049
Property and equipment, net	101,550	57,038
Other assets	158,756	174,391
Deferred tax assets, net	9,624	9,271
Goodwill	12,018	12,018
Total assets	$4,039,831	$3,758,534

LIABILITIES AND EQUITY
Accounts payable	$37,944	$33,271
Accrued expenses and other liabilities	171,086	207,317
Notes payable	1,751,427	1,480,718
Total liabilities	1,960,457	1,721,306

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,735,692 shares issued and 23,079,100 shares outstanding as of September 30, 2025 and 27,644,413 shares issued and 23,397,074 shares outstanding as of December 31, 2024	277	276
Additional paid-in capital	347,714	337,161
Retained earnings	2,141,018	2,085,787
Treasury stock, at cost, 4,656,592 shares as of September 30, 2025 and 4,247,339 shares as of December 31, 2024	(409,635)	(385,996)
Total equity	2,079,374	2,037,228
Total liabilities and equity	$4,039,831	$3,758,534

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Home sales revenues	$396,632	$651,854	$1,231,537	$1,645,202

Cost of sales	311,520	488,362	962,104	1,239,425
Selling expenses	35,661	55,196	119,602	149,196
General and administrative	27,967	27,991	88,570	90,022
Operating income	21,484	80,305	61,261	166,559
Other income, net	(5,217)	(11,547)	(13,204)	(25,270)
Net income before income taxes	26,701	91,852	74,465	191,829
Income tax provision	6,997	22,277	19,234	46,628
Net income	$19,704	$69,575	$55,231	$145,201
Earnings per share:
Basic	$0.85	$2.96	$2.38	$6.17
Diluted	$0.85	$2.95	$2.37	$6.15

Weighted average shares outstanding:
Basic	23,056,904	23,500,349	23,223,736	23,540,620
Diluted	23,149,005	23,579,592	23,289,280	23,611,906

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE— December 31, 2024	27,644,413	$276	$337,161	$2,085,787	$(385,996)	$2,037,228
Net income	—	—	—	3,994	—	3,994
Restricted stock units granted for accrued annual bonuses	—	—	540	—	—	540
Stock repurchase	—	—	—	—	(3,051)	(3,051)
Compensation expense for equity awards	—	—	2,625	—	—	2,625
Stock issued under employee incentive plans	49,113	1	1,189	—	—	1,190
BALANCE— March 31, 2025	27,693,526	$277	$341,515	$2,089,781	$(389,047)	$2,042,526
Net income	—	—	—	31,533	—	31,533
Stock repurchase	—	—	—	—	(20,588)	(20,588)
Compensation expense for equity awards	—	—	2,826	—	—	2,826
Stock issued under employee incentive plans	19,701	—	848	—	—	848
BALANCE— June 30, 2025	27,713,227	$277	$345,189	$2,121,314	$(409,635)	$2,057,145
Net income	—	—	—	19,704	—	19,704
Compensation expense for equity awards	—	—	1,606	—	—	1,606
Stock issued under employee incentive plans	22,465	—	919	—	—	919
BALANCE— September 30, 2025	27,735,692	$277	$347,714	$2,141,018	$(409,635)	$2,079,374

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2023	27,521,120	$275	$321,062	$1,889,716	$(355,022)	$1,856,031
Net income	—	—	—	17,053	—	17,053
Restricted stock units granted for accrued annual bonuses	—	—	786	—	—	786
Stock repurchase	—	—	—	—	(10,002)	(10,002)
Compensation expense for equity awards	—	—	3,829	—	—	3,829
Stock issued under employee incentive plans	75,020	1	1,505	—	—	1,506
BALANCE—March 31, 2024	27,596,140	$276	$327,182	$1,906,769	$(365,024)	$1,869,203
Net income	—	—	—	58,573	—	58,573
Stock repurchase	—	—	—	—	(7,998)	(7,998)
Compensation expense for equity awards	—	—	2,841	—	—	2,841
Stock issued under employee incentive plans	16,602	—	1,223	—	—	1,223
BALANCE—June 30, 2024	27,612,742	$276	$331,246	$1,965,342	$(373,022)	$1,923,842
Net income	—	—	—	69,575	—	69,575
Compensation expense for equity awards	—	—	2,256	—	—	2,256
Stock issued under employee incentive plans	13,208	—	1,290	—	—	1,290
BALANCE—September 30, 2024	27,625,950	$276	$334,792	$2,034,917	$(373,022)	$1,996,963

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$55,231	$145,201
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(1,874)	(9,612)
Distributions of earnings from unconsolidated entities	4,021	10,737
Depreciation and amortization	3,053	2,280
Loss on disposal of assets	5	—
Compensation expense for equity awards	7,057	8,926
Deferred income taxes	(353)	(983)
Changes in assets and liabilities:
Accounts receivable	7,478	(7,703)
Real estate inventory	(347,255)	(390,896)
Pre-acquisition costs and deposits	8,330	(3,322)
Other assets	45,663	(670)
Accounts payable	4,673	21,698
Accrued expenses and other liabilities	(12,778)	23,597
Net cash used in operating activities	(226,749)	(200,747)
Cash flows from investing activities:
Purchases of property and equipment	(924)	(1,345)
Proceeds from sale of property and equipment	10,155	—
Investment in unconsolidated entities	(3,566)	(5,296)
Return of capital from unconsolidated entities	8,641	—
Net cash provided by (used in) investing activities	14,306	(6,641)
Cash flows from financing activities:
Proceeds from notes payable	594,644	507,666
Payments on notes payable	(323,000)	(214,000)
Payments on financing arrangements	(24,229)	(60,274)
Loan issuance costs	(5,507)	(97)
Proceeds from sale of stock, net of offering expenses	2,956	4,018
Stock repurchase	(23,639)	(18,000)
Net cash provided by financing activities	221,225	219,313
Net increase in cash and cash equivalents	8,782	11,925
Cash and cash equivalents, beginning of period	53,197	48,978
Cash and cash equivalents, end of period	$61,979	$60,903

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
The accompanying unaudited financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2025	2024

Land, land under development and finished lots	$2,590,593	$2,287,352
Information centers	61,080	57,622
Homes in progress	258,651	325,579
Completed homes	723,066	680,160
Total owned inventory	3,633,390	3,350,713
Real estate not owned	13,555	37,140
Total real estate inventory	$3,646,945	$3,387,853
Our real estate not owned relates to land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources.
We build and lease a number of single-family homes in select, existing communities. During the nine months ended September 30, 2025 and 2024, we transferred $58.3 million and $17.4 million, respectively, of home assets from real estate inventory to rental properties within property and equipment, net. We are lessors of the homes representing these home assets.
3.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Real estate inventory development and construction payable	$58,306	$48,019
Taxes payable	3,354	43,076
Land banking financing arrangements	13,555	37,140
Accrued compensation, bonuses and benefits	11,717	18,653
Warranty reserve	15,500	16,100
Accrued interest	27,150	13,560
Inventory related obligations	12,443	8,779
Lease liability	5,568	6,134
Contract deposits	3,308	4,143
Other	20,185	11,713
Total accrued expenses and other liabilities	$171,086	$207,317
Land Banking Financing Arrangements
We have land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns. Principal payments on these financing arrangements will generally coincide with the repurchase of lot takedowns from the land banker. We expect to complete the repurchase of all lots via takedowns associated with these transactions over the course of less than a year.
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warranty reserves, beginning of period	$15,500	$14,700	$16,100	$13,600
Warranty provision	1,125	2,020	2,684	5,977
Warranty expenditures	(1,125)	(1,070)	(3,284)	(3,927)
Warranty reserves, end of period	$15,500	$15,650	$15,500	$15,650
4.     NOTES PAYABLE
Revolving Credit Agreement
On August 1, 2025, we entered into a Letter Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Letter Agreement Amendment”), which amended the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended to date, including the Letter Agreement Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.1825 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on April 28, 2029 with respect to $972.5 million, or 82.2%, of the $1.1825 billion of commitments thereunder and on April 28, 2028 with respect to 17.8% of the commitments thereunder.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of September 30, 2025, the borrowing base under the Credit Agreement was $2.1 billion, of which the maximum available to borrow was $2.1 billion. As of September 30, 2025, borrowings under the Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.7 billion, $27.0 million of letters of credit were outstanding and $367.9 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At September 30, 2025, the Applicable Margin was 1.95%, and SOFR was 4.16%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity amount and a minimum EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2025, we were in compliance with all of the covenants contained in the Credit Agreement.
LGI Living Loan Agreement
On July 23, 2025, the Company’s indirect, wholly owned special purpose subsidiary LGI Living - SFR 1, LLC (“LGI Living SFR”) entered into a Loan Agreement (the “Loan Agreement”) with Evergreen Residential Capital, LLC, as lender. The

Loan Agreement provides for a secured non-recourse loan for up to $50.0 million, which can be increased at the request of LGI Living SFR by up to $75.0 million (for a total of $125.0 million), subject to the terms and conditions of the Loan Agreement.
As of September 30, 2025, the total amount of borrowings outstanding under the Loan Agreement was $50.0 million. The loan matures on July 8, 2030 and bears interest at a rate of 6.433% per annum, which may be adjusted in connection with an increase in the amount of the loan. The loan is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The Loan Agreement requires that the Company maintain, as guarantor, (i) liquidity of not less than 15% of the loan amount and (ii) maintain net worth in excess of 50% of the loan amount.
The loan is unconditionally guaranteed as to payment and performance by LGI Living - ER FIN, LLC, as the direct owner of the equity interests in LGI Living SFR, but recourse under such guaranty is limited to LGI Living - ER FIN, LLC’s equity interests in LGI Living SFR, which are pledged as collateral for the loan. The loan is also secured by a security interest in all assets of LGI Living SFR, including a mortgage lien on certain of LGI Living SFR’s real property. The Loan Agreement includes certain restrictive covenants that may limit LGI Living SFR’s ability to, among other things, incur additional indebtedness or make certain investments. The Loan Agreement contains representations and warranties, affirmative covenants, and events of default, all of which the Company believes are customary for special purpose subsidiary real estate secured loan agreements. If an event of default exists under the Loan Agreement, the lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. At September 30, 2025, we were in compliance with all of the covenants contained in the Loan Agreement.
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

Notes payable consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Notes payable under the Credit Agreement ($1.1825 billion revolving credit facility at September 30, 2025, maturing in part on April 28, 2028 and in part on April 28, 2029, with interest paid monthly at SOFR plus 1.95%; $1.205 billion revolving credit facility at December 31, 2024, maturing in part on April 28, 2025 and in part on April 28, 2028, with interest paid monthly at SOFR plus 1.85%)	$623,590	$401,946
8.750% Senior Notes due December 15, 2028; interest paid semi-annually at 8.750%	400,000	400,000
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
7.000% Senior Notes due November 15, 2032; interest paid semi-annually at 7.000%	400,000	400,000
Loan payable under the Loan Agreement maturing on July 8, 2030; interest paid monthly at 6.44%	50,000	—
Net debt issuance costs	(22,163)	(21,228)
Total notes payable	$1,751,427	$1,480,718
Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest incurred	$32,711	$30,544	$95,236	$89,130
Less: Amounts capitalized	(32,711)	(30,544)	(95,236)	(89,130)
Interest expense	$—	$—	$—	$—

Cash paid for interest	$19,344	$23,110	$77,770	$79,925
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $2.4 million and $3.1 million for the three months ended September 30, 2025 and 2024, respectively, and $7.8 million and $11.5 million for the nine months ended September 30, 2025 and 2024, respectively.
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
For the three months ended September 30, 2025, our effective tax rate of 26.2% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes, net of the federal benefit, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
For the nine months ended September 30, 2025, our effective tax rate of 25.8% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Income taxes paid were $2.4 million and $5.2 million for the three months ended September 30, 2025 and 2024, respectively. Income taxes paid were $62.3 million and $33.5 million for the nine months ended September 30, 2025 and 2024, respectively.

6. EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended September 30, 2025, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2025, we repurchased 409,253 shares of our common stock at a total cost, including commissions and excise taxes, of $23.6 million, to be held as treasury stock. During the three months ended September 30, 2024, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2024, we repurchased 172,990 shares of our common stock at a total cost, including commissions and excise taxes, of $18.0 million, to be held as treasury stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2022. As of September 30, 2025, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program.
7.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator (in thousands):
Net income (Numerator for basic and diluted earnings per share)	$19,704	$69,575	$55,231	$145,201
Denominator:
Basic weighted average shares outstanding	23,056,904	23,500,349	23,223,736	23,540,620
Effect of dilutive securities:
Stock-based compensation units	92,101	79,243	65,544	71,286
Diluted weighted average shares outstanding	23,149,005	23,579,592	23,289,280	23,611,906

Basic earnings per share	$0.85	$2.96	$2.38	$6.17
Diluted earnings per share	$0.85	$2.95	$2.37	$6.15
Antidilutive non-vested restricted stock units excluded from calculations of diluted earnings per share	18,563	3,069	37,143	10,025

8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”) for the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2025
	Shares	Weighted Average Grant Date Fair Value
Beginning balance	194,953	$106.60
Granted	86,878	$68.74
Vested	(29,952)	$116.59
Forfeited	(6,247)	$96.91
Ending balance	245,632	$92.24
We recognized $1.8 million and $1.3 million of stock-based compensation expense related to outstanding RSUs for the three months ended September 30, 2025 and 2024, respectively. We recognized $5.3 million and $4.1 million of stock-based compensation expense related to outstanding RSUs for the nine months ended September 30, 2025 and 2024, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At September 30, 2025, we had unrecognized compensation cost of $10.4 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.0 years.
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
The following table summarizes the activity of our PSUs for the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2025
	Target Shares	Weighted Average Grant Date Fair Value
Beginning balance	196,770	$111.38
Granted	116,227	$75.09
Vested	—	$—
Forfeited	(60,272)	$118.80
Ending balance	252,725	$92.92
At September 30, 2025, management estimates that the recipients will receive approximately 59.9% of the weighted average target number of PSUs outstanding at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. PSUs granted in 2022 were forfeited based on actual results as compared to the target performance metrics. We recognized $(0.4) million and $0.8 million of total stock-based compensation expense related to outstanding PSUs for the three months ended September 30, 2025 and 2024, respectively. We recognized $1.2 million and $4.0 million of total stock-based compensation expense related to outstanding PSUs for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, we had unrecognized compensation cost of $7.5 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.0 years. PSUs granted in 2024 and 2025 are excluded from the calculation of diluted EPS as they are subject to unsatisfied performance conditions.
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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities, approximate their carrying amounts due to the short-term nature of these instruments. As of September 30, 2025, the Credit Agreement’s carrying value approximates market value since it has a floating interest rate, which increases or decreases with market interest rates and our leverage ratio.
In order to determine the fair value of each of the 2028 Senior Notes, the 2029 Senior Notes, the 2032 Senior Notes and the Loan Agreement, the future contractual cash flows are discounted at our estimate of current market rates of interest, which were determined based upon the average interest rates of similar senior notes within the homebuilding industry (Level 2 measurement).
The following table below shows the level and measurement of liabilities at September 30, 2025 and December 31, 2024 (in thousands):

		September 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2028 Senior Notes (1)	Level 2	$400,000	$439,084	$400,000	$436,783
2029 Senior Notes (1)	Level 2	$300,000	$285,158	$300,000	$274,692
2032 Senior Notes (1)	Level 2	$400,000	$436,416	$400,000	$421,247
Loan Agreement (1)	Level 2	$50,000	$52,120	$—	$—
(1)See Note 4 for more details regarding the offerings of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes and the Loan Agreement.

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
LGI Living Loan Agreement
On July 23, 2025, the Company’s indirect, wholly owned special purpose subsidiary LGI Living SFR entered into the Loan Agreement with Evergreen Residential Capital, LLC, as lender. The loan under the Loan Agreement is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The Loan Agreement requires that the Company, as guarantor, maintain (i) liquidity of not less than 15% of the loan amount and (ii) maintain net worth in excess of 50% of the loan amount.
The loan under the Loan Agreement is secured by certain of LGI Living SFR’s single-family rental properties. The Loan Agreement provides for a secured non-recourse loan for up to $50.0 million, which can be increased at the request of LGI Living SFR by up to $75.0 million (for a total of $125.0 million), subject to the terms and conditions of the Loan Agreement. As of September 30, 2025, LGI Living SFR had $50.0 million of borrowings outstanding under the Loan Agreement.
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

	September 30, 2025	December 31, 2024
Land deposits and option payments(1)	$19,221	$29,040
Commitments under the land purchase option and deposit contracts if the(1) purchases are consummated	$339,425	$653,861
Lots under land options and land purchase contracts(1)	9,416	17,582
(1)Includes land banking financing arrangements, see Note 2 and Note 3 for more details regarding real estate not owned.
As of September 30, 2025 and December 31, 2024, approximately $7.0 million and $10.4 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities.  Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $5.1 million and $5.6 million as of September 30, 2025 and December 31, 2024, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.6 million and $6.1 million as of September 30, 2025 and December 31, 2024, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $1.5 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases was $0.7 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the weighted-average discount rate was 5.9% and our weighted-average remaining life was 2.0 years. We do not have any significant lease contracts that have not yet commenced at September 30, 2025.
The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2025 (in thousands):

Year Ending December 31,	Operating leases
2025	$506
2026	1,882
2027	1,675
2028	1,188
2029	532
Thereafter	399
Total	6,182
Lease amount representing interest	(614)
Present value of lease liabilities	$5,568
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $423.1 million (including $27.0 million of letters of credit issued under the Credit Agreement) and $377.5 million (including $24.5 million of letters of credit issued under the credit agreement then in effect) at September 30, 2025 and December 31, 2024, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
As of September 30, 2025, we had two equity-method real estate joint ventures and four additional joint ventures engaged primarily to provide services, such as mortgage and insurance, to our homebuyers. As of September 30, 2025 and December 31, 2024, we have a total of $21.1 million and $28.3 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three and nine months ended September 30, 2025 was $(0.03) million and $1.9 million, respectively. Income associated with our investment in unconsolidated entities during the three and nine months ended September 30, 2024 was $4.6 million and $9.6 million, respectively.
11.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our move-up and luxury series spec homes sold under our Terrata Homes brand.

The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Retail home sales revenues	$342,123	$602,398	$1,051,118	$1,531,459
Wholesale home sales revenues	54,509	49,456	180,419	113,743
Total home sales revenues	$396,632	$651,854	$1,231,537	$1,645,202
Our home sales revenues are disaggregated by geography, based on our determined reportable segments. See Note 12 for tabular presentation of this information.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West and Florida divisions) that we aggregate into five qualifying reportable segments at September 30, 2025: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way we evaluate our business performance and manage our operations. For reporting purposes, our homebuilding operations are aggregated into five reportable segments as follows:
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
Our Chief Executive Officer and Chairman of the Board and our President and Chief Operating Officer have been determined to be our chief operating decision-makers (“CODMs”). The CODMs primarily evaluate the segments’ operating performance and allocate resources for all of our reportable segments based on net income before income taxes. For all of the segments, the CODMs use segment net income before income tax expense in the annual budget and forecasting process. These operating results are reviewed against actual and forecasted figures, with net income before income taxes being the key operating metric used to measure profit or loss.

Financial information relating to our reportable segments was as follows (in thousands):

		Three Months Ended September 30,			Nine Months Ended September 30,
		2025	2024		2025		2024
Revenues:
Central	$101,146	$99,355	$164,439	$101,146	$313,487	$103,736	$441,609
Southeast	101,682	101,419	155,205	101,682	353,211	116,445	407,068
Northwest	34,237	49,408	83,061	34,237	137,132	36,067	187,253
West	66,956	91,699	150,646	66,956	258,994	73,079	351,880
Florida	47,399	54,751	98,503	47,399	168,713	61,524	257,392
Total home sales revenues	$351,420	$396,632	$651,854	$351,420	$1,231,537	$390,851	$1,645,202

Cost of sales:
Central		$76,913	$125,225		$244,089		$337,419
Southeast		76,506	112,052		269,650		292,455
Northwest		43,639	62,075		113,579		142,597
West		68,983	113,208		196,311		266,668
Florida		45,479	75,802		138,475		200,286
Total cost of sales		$311,520	$488,362		$962,104		$1,239,425

Other segment items(1):
Central		$13,296	$17,661		$54,289		$57,549
Southeast		14,216	15,840		46,575		47,365
Northwest		6,553	8,729		20,934		25,130
West		12,988	16,667		39,729		44,526
Florida		10,373	13,110		31,870		37,694
Corporate(2)		985	(367)		1,571		1,684
Total other segment items		$58,411	$71,640		$194,968		$213,948

Net income (loss) before income taxes:
Central		$9,145	$21,553		$15,108		$46,366
Southeast		10,698	27,313		36,987		66,996
Northwest		(783)	12,257		2,620		19,445
West		9,727	20,771		22,953		40,489
Florida		(1,101)	9,591		(1,632)		19,266
Corporate		(985)	367		(1,571)		$(733)
Total net income before income taxes		$26,701	$91,852		$74,465		$191,829
(1)Other segment items reflects other sources of income and expense, including selling expenses, general and administrative expenses and other income, net.
(2)The Corporate balance consists of general and administrative unallocated costs for various shared service functions and non-strategic other income.

	September 30, 2025	December 31, 2024
Assets:
Central	$1,194,037	$1,096,500
Southeast	803,848	733,339
Northwest	605,698	567,088
West	841,281	759,042
Florida	484,240	480,921
Corporate (1)	110,727	121,644
Total assets	$4,039,831	$3,758,534
(1)The Corporate balance consists primarily of investments in unconsolidated entities.

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
Birmingham, AL
Nashville, TN
Our third quarter 2025 results were achieved against a challenging macroeconomic backdrop that included elevated mortgage rates, persistent inflation, and a government shutdown. Throughout the quarter, we continued executing on our strategy of delivering affordable homes to entry-level buyers across our markets. Although mortgage rates have trended downward since June, they continue to be a key pressure point for entry-level buyers. Additionally, subdued consumer sentiment continues to impact buyers’ willingness to purchase new homes. In response, we continued offering affordable, move-in ready homes supported by financial incentives and discounts on older inventory. These strategies are designed to bridge the ongoing affordability gap and make homeownership accessible to as many customers as possible.
For the nine months ended September 30, 2025, we closed 3,384 homes, compared to 4,495 homes during the nine months ended September 30, 2024.
We sell homes under the LGI Homes and Terrata Homes brands. Our 141 active communities at September 30, 2025 included 14 Terrata Homes communities. At September 30, 2024, we had 138 active communities, including 18 Terrata Homes communities.
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
Recent Developments
Impact of October 2025 U.S. Government Shutdown
During October 2025, the U.S. federal government experienced a partial shutdown that affected several agencies and regulatory functions. While LGI Homes’ core operations continued uninterrupted, we have identified certain areas where the shutdown may have implications for our business and financial reporting:
Government-Backed Mortgage Programs: LGI Homes serves a significant number of entry-level and first-time homebuyers who utilize federally backed mortgage programs, including FHA and VA loans. During the shutdown, we observed delays in loan processing and approvals, which may impact the timing of certain home closings and backlog conversion in future periods. In addition to delays in FHA and VA loan processing, the government shutdown has impacted USDA loan programs, which are a critical financing option for many of our entry-level buyers in rural and suburban markets. The disruption in USDA loan approvals may result in delayed closings and increased cancellations.
Economic Data Availability: The shutdown disrupted the release of key economic indicators, including employment and inflation data, which are typically used to inform our market outlook and strategic planning. As a result, our forward-looking statements and guidance may reflect increased uncertainty.
Affordable Housing and Development Approvals: For communities involving federal funding or oversight, including certain affordable housing initiatives, we may experience delays in approvals and contract processing. While these delays were not material to our results for the third quarter of 2025, extended disruptions could affect future development timelines and revenue recognition.
We continue to monitor the situation closely and will provide updates in future filings should the shutdown or its effects materially impact our operations, financial condition, or results of operations.

Key Results
Key financial results as of and for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, were as follows:
•Home sales revenues decreased 39.2% to $396.6 million from $651.9 million.
•Homes closed decreased 39.4% to 1,065 homes from 1,757 homes.
•Average sales price per home closed increased 0.4% to $372,424 from $371,004.
•Gross margin as a percentage of home sales revenues decreased to 21.5% from 25.1%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 24.5% from 27.2%.
•Net income before income taxes decreased 70.9% to $26.7 million from $91.9 million.
•Net income decreased 71.7% to $19.7 million from $69.6 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 9.8% from 16.2%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Key financial results as of and for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were as follows:
•Home sales revenues decreased 25.1% to $1.2 billion from $1.6 billion.
•Homes closed decreased 24.7% to 3,384 homes from 4,495 homes.
•Average sales price per home closed decreased 0.6% to $363,929 from $366,007.
•Gross margin as a percentage of home sales revenues decreased to 21.9% from 24.7%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 24.6% from 26.7%.
•Net income before income taxes decreased 61.2% to $74.5 million from $191.8 million.
•Net income decreased 62.0% to $55.2 million from $145.2 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 8.8% from 13.6%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

We owned and controlled 62,564 lots at September 30, 2025 as compared to 64,756 lots at June 30, 2025 and 70,899 lots at December 31, 2024.

Results of Operations
The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$396,632	$651,854	$1,231,537	$1,645,202
Expenses:
Cost of sales	311,520	488,362	962,104	1,239,425
Selling expenses	35,661	55,196	119,602	149,196
General and administrative	27,967	27,991	88,570	90,022
Operating income	21,484	80,305	61,261	166,559
Other income, net	(5,217)	(11,547)	(13,204)	(25,270)
Net income before income taxes	26,701	91,852	74,465	191,829
Income tax provision	6,997	22,277	19,234	46,628
Net income	$19,704	$69,575	$55,231	$145,201
Basic earnings per share	$0.85	$2.96	$2.38	$6.17
Diluted earnings per share	$0.85	$2.95	$2.37	$6.15
Other Financial and Operating Data:
Average community count	142.0	133.3	145.3	126.1
Community count at end of period	141	138	141	138
Home closings	1,065	1,757	3,384	4,495
Average sales price per home closed	$372,424	$371,004	$363,929	$366,007
Gross margin (1)	$85,112	$163,492	$269,433	$405,777
Gross margin % (2)	21.5%	25.1%	21.9%	24.7%
Adjusted gross margin (3)	$97,115	$177,603	$303,390	$439,098
Adjusted gross margin % (2)(3)	24.5%	27.2%	24.6%	26.7%
EBITDA (4)	$38,883	$105,636	$108,625	$224,296
EBITDA margin % (2)(4)	9.8%	16.2%	8.8%	13.6%
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
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the three months ended September 30, 2025 and 2024, and our community count by reportable segment as of September 30, 2025 and 2024, were as follows (revenues in thousands):

	Three Months Ended September 30, 2025					As of September 30, 2025
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$99,355	307	$323,632	45.0	2.3	45
Southeast	101,419	299	339,194	32.3	3.1	32
Northwest	49,408	109	453,284	14.7	2.5	14
West	91,699	203	451,719	25.7	2.6	25
Florida	54,751	147	372,456	24.3	2.0	25
Total	$396,632	1,065	$372,424	142.0	2.5	141

	Three Months Ended September 30, 2024					As of September 30, 2024
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$164,439	509	$323,063	45.7	3.7	47
Southeast	155,205	466	333,058	27.3	5.7	29
Northwest	83,061	150	553,740	14.3	3.5	15
West	150,646	361	417,302	23.0	5.2	24
Florida	98,503	271	363,480	23.0	3.9	23
Total	$651,854	1,757	$371,004	133.3	4.4	138
Home sales revenues for the three months ended September 30, 2025 were $396.6 million, a decrease of $255.2 million, or 39.2%, from $651.9 million for the three months ended September 30, 2024. The decrease in home sales revenues was primarily due to a 39.4% decrease in the number of homes closed during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The overall decrease in home closings was a result of a lower absorption rate, partially offset by a higher average community count, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The overall increase in average community count relates to timing associated with new community openings, offset by the close out of some communities and transition between certain active communities during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The average sales price per home closed during the three months ended September 30, 2025 was $372,424, an increase of $1,420, or 0.4%, from the average sales price per home closed of $371,004 for the three months ended September 30, 2024. The increase in the average sales price per home closed was primarily due to geographic mix and a decrease in sales incentives. The overall decrease in absorption rate generally relates to the impact of ongoing affordability constraints, new community openings, and the overall increase in community count.

Included within our home sales revenues for the three months ended September 30, 2025 was $54.5 million in wholesale revenues resulting from 163 home closings, representing 15.3% of the 1,065 total number of homes closed during the three months ended September 30, 2025. Included within our home sales revenues for the three months ended September 30, 2024 was $49.5 million in wholesale revenues resulting from 160 home closings, representing 9.1% of the 1,757 total number of homes closed during the three months ended September 30, 2024. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to lower retail demand during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
•Home sales revenues in our Central reportable segment decreased by $65.1 million, or 39.6%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a 39.7% decrease in the number of homes closed, partially offset by an increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate and a decrease in the average community count.
•Home sales revenues in our Southeast reportable segment decreased by $53.8 million, or 34.7%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a 35.8% decrease in the number of homes closed, partially offset by an increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Northwest reportable segment decreased by $33.7 million, or 40.5%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a 27.3% decrease in the number of homes closed and an 18.1% decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our West reportable segment decreased by $58.9 million, or 39.1%, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a 43.8% decrease in the number of homes closed, partially offset by an 8.2% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Florida reportable segment decreased by $43.8 million, or 44.4%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a 45.8% decrease in the number of homes closed, partially offset by an increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales for the three months ended September 30, 2025 was $311.5 million, a decrease of $176.8 million, or 36.2%, from $488.4 million for the three months ended September 30, 2024. This overall decrease was primarily due to a 39.4% decrease in the number of homes closed. Gross margin for the three months ended September 30, 2025 was $85.1 million, a decrease of $78.4 million, or 47.9%, from $163.5 million for the three months ended September 30, 2024. Gross margin as a percentage of home sales revenues was 21.5% for the three months ended September 30, 2025 and 25.1% for the three months ended September 30, 2024. The decrease in gross margin as a percentage of home sales revenues was primarily due to higher lot costs, higher capitalized interest and higher indirect overhead, partially offset by the impact of lower sales incentives offered during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Selling Expenses. Selling expenses for the three months ended September 30, 2025 were $35.7 million, a decrease of $19.5 million, or 35.4%, from $55.2 million for the three months ended September 30, 2024. The decrease in selling expenses was primarily due to a decrease in the number of homes closed for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Sales commissions decreased to $15.2 million for the three months ended September 30, 2025 from $27.6 million for the three months ended September 30, 2024, primarily due to a decrease in the number of homes closed. Selling expenses as a percentage of home sales revenues were 9.0% and 8.5% for the three months ended September 30, 2025 and 2024, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to a decrease in home sales revenues during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
General and Administrative. General and administrative expenses for the three months ended September 30, 2025 were $28.0 million, which was consistent with $28.0 million for the three months ended September 30, 2024. General and administrative expenses as a percentage of home sales revenues were 7.1% and 4.3% during the three months ended September 30, 2025 and 2024, respectively. The increase in general and administrative expenses as a percentage of home sales revenues was primarily due to lower home sales revenues during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Other Income, Net. Other income, net of other expenses was $5.2 million for the three months ended September 30, 2025, a decrease of $6.3 million from $11.5 million for the three months ended September 30, 2024. The decrease in other income, net of other expenses, primarily reflects the decrease in income associated with our investment in unconsolidated entities and the decrease in interest income recognized.
Operating Income and Net Income before Income Taxes. Operating income for the three months ended September 30, 2025 was $21.5 million, a decrease of $58.8 million, or 73.2%, from $80.3 million for the three months ended September 30, 2024. Net income before income taxes for the three months ended September 30, 2025 was $26.7 million, a decrease of $65.2 million, or 71.0%, from $91.9 million for the three months ended September 30, 2024. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption rate, lower gross margin and other costs associated with the increase in average community count during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Our reportable segments contributed to net income before income taxes during the three months ended September 30, 2025 as follows: Central - $9.1 million, or 34.2%; Southeast - $10.7 million, or 40.1%; Northwest - $(0.8) million, or (2.9)%; West - $9.7 million, or 36.4%; and Florida - $(1.1) million, or (4.1)%.
Income Taxes. Income tax provision for the three months ended September 30, 2025 was $7.0 million, a decrease of $15.3 million, or 68.7%, from income tax provision of $22.3 million for the three months ended September 30, 2024. The decrease in our income tax provision was primarily due to the overall decrease in net income before income taxes. The increase in our effective tax rate to 26.2% for the three months ended September 30, 2025 from 24.3% for the three months ended September 30, 2024 was primarily a result of an increase in the rate for state income taxes, net of the federal benefit, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the three months ended September 30, 2025 was $19.7 million, a decrease of $49.9 million, or 71.7%, from $69.6 million for the three months ended September 30, 2024. The decrease in net income was primarily attributed to an overall decrease in the number of homes closed, home sales revenues and gross margin during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the nine months ended September 30, 2025 and 2024 were as follows (revenues in thousands):

	Nine Months Ended September 30, 2025
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$313,487	997	$314,430	47.8	2.3
Southeast	353,211	1,067	331,032	31.8	3.7
Northwest	137,132	274	500,482	15.8	1.9
West	258,994	592	437,490	25.3	2.6
Florida	168,713	454	371,615	24.6	2.1
Total	$1,231,537	3,384	$363,929	145.3	2.6

	Nine Months Ended September 30, 2024
	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate
Central	$441,609	1,363	$323,998	43.8	3.5
Southeast	407,068	1,231	330,681	26.2	5.2
Northwest	187,253	344	544,340	13.6	2.8
West	351,880	848	414,953	20.7	4.6
Florida	257,392	709	363,035	21.8	3.6
Total	$1,645,202	4,495	$366,007	126.1	4.0
Home sales revenues for the nine months ended September 30, 2025 were $1.2 billion, a decrease of $413.7 million, or 25.1%, from $1.6 billion for the nine months ended September 30, 2024. The decrease in home sales revenues was primarily due to a 24.7% decrease in the number of homes closed and a decrease in the average sales price per home closed during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The overall decrease in home closings was a result of a lower absorption rate, partially offset by a higher average community count, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The overall increase in average community count relates to timing associated with new community openings, offset by the close out of some communities and transition between certain active communities during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The average sales price per home closed during the nine months ended September 30, 2025 was $363,929, a decrease of $2,078, or 0.6%, from the average sales price per home closed of $366,007 for the nine months ended September 30, 2024. The decrease in the average sales price per home closed was primarily due to an increase in wholesale home closings and to a lesser extent geographic mix. The overall decrease in absorption rate generally relates to the impact of ongoing affordability constraints, new community openings, and the overall increase in community count.
Included within our home sales revenues for the nine months ended September 30, 2025 was $180.4 million in wholesale revenues resulting from 579 home closings, representing 17.1% of the 3,384 total number of homes closed during the nine months ended September 30, 2025. Included within our home sales revenues for the nine months ended September 30, 2024 was $113.7 million in wholesale revenues resulting from 379 home closings, representing 8.4% of the 4,495 total number of homes closed during the nine months ended September 30, 2024. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to higher demand from our wholesale channel customers during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
•Home sales revenues in our Central reportable segment decreased by $128.1 million, or 29.0%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a 26.9% decrease in the number of homes closed and a 3.0% decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Southeast reportable segment decreased by $53.9 million, or 13.2%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a 13.3% decrease in the number of homes closed, partially offset by an increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Northwest reportable segment decreased by $50.1 million, or 26.8%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a 20.3% decrease in the number of homes closed and an 8.1% decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our West reportable segment decreased by $92.9 million, or 26.4%, during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a 30.2% decrease in the number of homes closed, partially offset by a 5.4% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Florida reportable segment decreased by $88.7 million, or 34.5%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a 36.0% decrease in the number of homes closed, partially offset by a 2.4% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales for the nine months ended September 30, 2025 was $962.1 million, a decrease of $277.3 million, or 22.4%, from $1.2 billion for the nine months ended September 30, 2024. This overall decrease was primarily due to a 24.7% decrease in the number of homes closed. Gross margin for the nine months ended September 30, 2025 was $269.4 million, a decrease of $136.3 million, or 33.6%, from $405.8 million for the nine months ended September 30, 2024. Gross margin as a percentage of home sales revenues was 21.9% for the nine months ended September 30, 2025 and 24.7% for the nine months ended September 30, 2024. The decrease in gross margin as a percentage of home sales revenues during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to a lower average sales price per home closed, a higher number of wholesale closings, higher lot costs, higher capitalized interest and higher indirect overhead as a percentage of revenue, partially offset by a decrease in sales incentives offered during the nine months ended September 30, 2025.
Selling Expenses. Selling expenses for the nine months ended September 30, 2025 were $119.6 million, a decrease of $29.6 million, or 19.8%, from $149.2 million for the nine months ended September 30, 2024. The decrease in selling expenses was primarily due to a decrease in the number of homes closed for the nine months ended September 30, 2025 as compared to the three months ended September 30, 2024. Sales commissions decreased to $48.1 million during the nine months ended September 30, 2025 from $72.2 million for the nine months ended September 30, 2024, primarily due to a decrease in the number of homes closed. Selling expenses as a percentage of home sales revenues were 9.7% and 9.1% for the nine months ended September 30, 2025 and 2024, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to a decrease in home sales revenues during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2025 were $88.6 million, a decrease of $1.5 million, or 1.7%, from $90.0 million for the nine months ended September 30, 2024. The decrease in general and administrative expenses was primarily due to a decrease in bonuses and indirect overhead costs, partially offset by an increase in other general and administrative expense. General and administrative expenses as a percentage of home sales revenues were 7.2% and 5.5% for the nine months ended September 30, 2025 and 2024, respectively. The increase in general and administrative expenses as a percentage of home sales revenues was primarily due to lower home sales revenues during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Other Income, Net. Other income, net of other expenses was $13.2 million for the nine months ended September 30, 2025, a decrease of $12.1 million from $25.3 million for the nine months ended September 30, 2024. The decrease in other income, net of other expenses, primarily reflects the decrease in income associated with our investment in unconsolidated entities and the decrease in interest income.
Operating Income and Net Income before Income Taxes. Operating income for the nine months ended September 30, 2025 was $61.3 million, a decrease of $105.3 million, or 63.2%, from $166.6 million for the nine months ended September 30,

2024. Net income before income taxes for the nine months ended September 30, 2025 was $74.5 million, a decrease of $117.4 million, or 61.2%, from $191.8 million for the nine months ended September 30, 2024. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption rate, lower gross margin and the increase in other costs associated with the increase in average community count during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Our reportable segments contributed to net income before income taxes during the nine months ended September 30, 2025 as follows: Central - $15.1 million, or 20.3%; Southeast - $37.0 million, or 49.7%; Northwest - $2.6 million, or 3.5%; West - $23.0 million, or 30.8%; and Florida - $(1.6) million, or (2.2)%.
Income Taxes. Income tax provision for the nine months ended September 30, 2025 was $19.2 million, a decrease of $27.4 million, or 58.8%, from income tax provision of $46.6 million for the nine months ended September 30, 2024. The decrease in our income tax provision was primarily due to the overall decrease in net income before income taxes. The increase in our effective tax rate to 25.8% for the nine months ended September 30, 2025 from 24.3% for the nine months ended September 30, 2024 was primarily a result of an increase in the rate for state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the nine months ended September 30, 2025 was $55.2 million, a decrease of $90.0 million, or 62.0%, from $145.2 million for the nine months ended September 30, 2024. The decrease in net income was primarily attributed to overall lower number of homes closed, home sales revenues and gross margin during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
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

The following table reconciles adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Home sales revenues	$396,632	$651,854	$1,231,537	$1,645,202
Cost of sales	311,520	488,362	962,104	1,239,425
Gross margin	85,112	163,492	269,433	405,777
Capitalized interest charged to cost of sales	11,004	12,954	31,107	30,187
Purchase accounting adjustments (1)	999	1,157	2,850	3,134
Adjusted gross margin	$97,115	$177,603	$303,390	$439,098
Gross margin % (2)	21.5%	25.1%	21.9%	24.7%
Adjusted gross margin % (2)	24.5%	27.2%	24.6%	26.7%
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
The following table reconciles EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$19,704	$69,575	$55,231	$145,201
Income tax provision (benefit)	6,997	22,277	19,234	46,628
Depreciation and amortization	1,178	830	3,053	2,280
Capitalized interest charged to cost of sales	11,004	12,954	31,107	30,187
EBITDA	$38,883	$105,636	$108,625	$224,296
EBITDA margin %(1)	9.8%	16.2%	8.8%	13.6%
(1)Calculated as a percentage of home sales revenues.
Net Debt to Capital Ratio Reconciliation
Net debt to capital ratio is a non-GAAP financial measure used by management as a supplemental measure in understanding the leverage employed in our operations and as an indicator of our ability to obtain financing. We define net debt to capital ratio as net debt (which is total debt minus cash and cash equivalents) divided by net debt plus total equity. Our management believes that the presentation of net debt to capital ratio provides useful information to investors regarding the Company’s financial leverage and its ability to meet long-term obligations. By excluding cash and cash equivalents from total debt, the ratio offers a clearer view of our capital structure and financial flexibility. Our management uses this metric to monitor our capital efficiency and to evaluate the effectiveness of our capital management strategies over time. Other companies may define this measure differently and, as a result, our measure of net debt to capital ratio may not be directly comparable to the measures of other companies.
The following table reconciles net debt to capital ratio (a non-GAAP financial measure) to debt to capital ratio, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	September 30, 2025	December 31, 2024
Total debt (Notes payable)	$1,751,427	$1,480,718
Total equity	2,079,374	2,037,228
Total capital	$3,830,801	$3,517,946
Debt to capital ratio	45.7%	42.1%

Total debt (Notes payable)	$1,751,427	$1,480,718
Less: Cash and cash equivalents	61,979	53,197
Net debt	$1,689,448	$1,427,521
Total equity	2,079,374	2,037,228
Total net capital	$3,768,822	$3,464,749
Net debt to capital ratio(1)	44.8%	41.2%

(1) Net debt to capital ratio is calculated as net debt (which is total debt minus cash and cash equivalents) divided by net debt plus total equity.
Backlog
We sell our homes under standard purchase contracts, which generally require a homebuyer to pay a deposit at the time of signing the purchase contract. The amount of the required deposit is minimal (typically $1,000 to $10,000). We permit our retail homebuyers to cancel the purchase contract and obtain a refund of their deposit in the event mortgage financing cannot be obtained within a certain period of time, as specified in their purchase contract. Typically, our retail homebuyers provide documentation regarding their ability to obtain mortgage financing within 14 days after the purchase contract is signed. If we determine that the homebuyer is not qualified to obtain mortgage financing or is not otherwise financially able to purchase the home, we will terminate the purchase contract. If a purchase contract has not been cancelled or terminated within 14 days after the purchase contract has been signed, then we have assumed the homebuyer will meet the preliminary criteria to obtain mortgage financing. Only purchase contracts that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing are included in new (gross) orders.
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
Our net orders decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to lower demand in the first six months of the year. The number of homes in our backlog at September 30, 2025 increased 19.9% compared to September 30, 2024. The increase generally relates to management’s focus on newly implemented sales initiatives, an increase in sales personnel and an increase in community count, partially offset by ongoing affordability constraints and the limited use of incentives during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

	Nine Months Ended September 30,
Backlog Data	2025 (4)	2024 (5)
Net orders (1)	4,098	4,993
Cancellation rate (2)	28.1%	21.6%
Ending backlog – homes (3)	1,305	1,088
Ending backlog – value (3)	$498,713	$417,798
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
(4)As of September 30, 2025, we had 60 units related to bulk sales agreements associated with our wholesale business.
(5)As of September 30, 2024, we had 212 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 141 and 151 active communities as of September 30, 2025 and December 31, 2024, respectively. Generally, it takes us three to four years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we have utilized, on a limited and strategic basis, land banking financing arrangements.
Our lot inventory decreased to 62,564 owned or controlled lots as of September 30, 2025 from 70,899 owned or controlled lots as of December 31, 2024, primarily related to our discipline in the evaluation and selective approval of new land deals and strategic lot sales in select markets.
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
The table below shows (i) home closings by reportable segment for the nine months ended September 30, 2025 and (ii) our owned or controlled lots by reportable segment as of September 30, 2025.

	Nine Months Ended September 30, 2025	As of September 30, 2025
Reportable Segment	Home Closings	Owned(1)	Controlled	Total
Central	997	19,299	715	20,014
Southeast	1,067	13,689	2,666	16,355
Northwest	274	6,064	1,223	7,287
West	592	8,745	3,530	12,275
Florida	454	5,351	1,282	6,633
Total	3,384	53,148	9,416	62,564
(1)Of the 53,148 owned lots as of September 30, 2025, 36,316 were raw/under development lots and 16,832 were finished lots.
Homes in Inventory

When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of September 30, 2025, we had a total of 2,801 completed homes, including information centers, and 895 homes in progress.
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
Liquidity and Capital Resources
Overview
As of September 30, 2025, we had $62.0 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
Net Debt to Capital Ratio
As of September 30, 2025, our net debt to capital ratio was 44.8%. We use this ratio as a supplemental measure of financial leverage and capital efficiency. This ratio is calculated as net debt (which is total debt minus cash and cash equivalents) divided by net debt plus total equity. Our net debt to capital ratio reflects our balanced approach to financing growth while maintaining liquidity. We continue to monitor leverage levels in light of evolving market conditions to keep an eye on capital efficiency and shareholder value. At September 30, 2025, we were in compliance with all of the covenants contained in the Credit Agreement, including minimum tangible net worth, maximum leverage ratio, minimum liquidity amount, and minimum EBITDA to interest expense ratio, and with all of the covenants contained in the Loan Agreement. As of September 30, 2025, $367.9 million was available to borrow under the Credit Agreement, providing ample liquidity to support operations and growth initiatives.

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
Long-term Liquidity and Capital Resources
We believe that our long-term principal uses of liquidity and capital resources will be inventory related purchases concerning land, lot development, repurchases of shares of our common stock, other capital expenditures, and principal and interest payments on our debt obligations maturing between 2028 and 2032. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available to borrow under the Credit Agreement or through accessing debt or equity capital, as needed, although no assurance can be provided that such additional debt or equity capital will be available when needed or on terms that we find attractive. Additionally, we may further utilize, on a limited and strategic basis, land banking financing arrangements to maximize long-term liquidity for lot development projects where we have sufficient finished lot availability in certain markets. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance our indebtedness, or dispose of certain assets to fund our operating activities and capital needs.
Revolving Credit Facility
On August 1, 2025, we entered into a Letter Agreement with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (the “Letter Agreement Amendment”), which amended the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended to date, including the Letter Agreement Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.1825 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on April 28, 2029 with respect to $972.5 million, or 82.2%, of the $1.1825 billion of commitments thereunder and on April 28, 2028 with respect to 17.8% of the commitments thereunder.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of September 30, 2025, the borrowing base under the Credit Agreement was $2.1 billion, of which the maximum available to borrow was $2.1 billion. As of September 30, 2025, borrowings under the Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.7 billion, $27.0 million of letters of credit were outstanding and $367.9 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable

Margin. At September 30, 2025, the Applicable Margin was 1.95%, and SOFR was 4.16%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity amount and a minimum EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments. At September 30, 2025, we were in compliance with all of the covenants contained in the Credit Agreement.
LGI Living Loan Agreement
On July 23, 2025, the Company’s indirect, wholly owned special purpose subsidiary LGI Living - SFR 1, LLC (“LGI Living SFR”) entered into a Loan Agreement (the “Loan Agreement”) with Evergreen Residential Capital, LLC, as lender. The Loan Agreement provides for a secured non-recourse loan for up to $50.0 million, which can be increased at the request of LGI Living SFR by up to $75.0 million (for a total of $125.0 million), subject to the terms and conditions of the Loan Agreement.
As of September 30, 2025, the total amount of borrowings outstanding under the Loan Agreement was $50.0 million. The loan matures on July 8, 2030 and bears interest at a rate of 6.433% per annum, which may be adjusted in connection with an increase in the amount of the loan. The loan is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The Loan Agreement requires that the Company, as guarantor, maintain (i) liquidity of not less than 15% of the loan amount and (ii) maintain net worth in excess of 50% of the loan amount.
The loan is unconditionally guaranteed as to payment and performance by LGI Living - ER FIN, LLC, as the direct owner of the equity interests in LGI Living SFR, but recourse under such guaranty is limited to LGI Living - ER FIN, LLC’s equity interests in LGI Living SFR, which are pledged as collateral for the loan. The loan is also secured by a security interest in all assets of LGI Living SFR, including a mortgage lien on certain of LGI Living SFR’s real property. The Loan Agreement includes certain restrictive covenants that may limit LGI Living SFR’s ability to, among other things, incur additional indebtedness or make certain investments. The Loan Agreement contains representations and warranties, affirmative covenants, and events of default, all of which the Company believes are customary for special purpose subsidiary real estate secured loan agreements. If an event of default exists under the Loan Agreement, the lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. At September 30, 2025, we were in compliance with all of the covenants contained in the Loan Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements totaled $423.1 million as of September 30, 2025. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of September 30, 2025 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended September 30, 2025, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2025, we repurchased 409,253 shares of our common stock at a total cost, including commissions and excise taxes, of $23.6 million, to be held as treasury stock. During the three months ended September 30, 2024, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2024, we repurchased 172,990 shares of our common stock at a total cost, including commissions and excise taxes, of $18.0 million, to be held as treasury stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2022. As of September 30, 2025, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $226.7 million during the nine months ended September 30, 2025. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the nine months ended September 30, 2025 was primarily driven by cash outflow of $347.3 million in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and a $12.8 million decrease in the net change in accrued expenses and other liabilities, partially offset by the $45.7 million increase in the net change in other assets and the $22.9 million increase in the net change related to pre-acquisition costs and deposits, accounts receivable and compensation expense for equity awards.
Net cash used in operating activities was $200.7 million during the nine months ended September 30, 2024. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the nine months ended September 30, 2024 was primarily driven by cash outflow from the $390.9 million decrease in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and partially offset by net income of $145.2 million and the $21.7 million increase in the net change in accounts payable.
Investing Activities
Net cash provided by investing activities was $14.3 million during the nine months ended September 30, 2025, primarily due to $10.2 million in proceeds from the sale of property and equipment and $8.6 million in return of capital, partially offset by an additional $3.6 million investment in unconsolidated entities.
Net cash used in investing activities was $6.6 million during the nine months ended September 30, 2024, primarily due to additional investment in unconsolidated entities.
Financing Activities
Net cash provided by financing activities was $221.2 million during the nine months ended September 30, 2025, primarily driven by $594.6 million of borrowings under the Credit Agreement, offset by $323.0 million of repayments on our credit agreement then in effect and payments of $24.2 million related to a financing arrangement with a third-party land banker. In addition, during the nine months ended September 30, 2025, we repurchased $23.6 million of shares of our common stock under our stock repurchase program to be held as treasury stock.
Net cash provided by financing activities was $219.3 million during the nine months ended September 30, 2024, primarily driven by $507.7 million of borrowings under our credit agreement then in effect, offset by $214.0 million of repayments on our credit agreement then in effect and payments of $60.3 million related to a financing arrangement with a third-party land banker. In addition, during the nine months ended September 30, 2024, we repurchased $18.0 million of shares of our common stock under our stock repurchase program to be held as treasury stock.
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
Material Cash Requirements
As of September 30, 2025, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
•the impact on our business of the ongoing U.S. government shutdown and any future U.S. government shutdown;
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of September 30, 2025, we had $623.6 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of September 30, 2025 was SOFR plus 1.95%. At September 30, 2025, SOFR was 4.16%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $6.2 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 5.     OTHER INFORMATION
Change in Control Plan
On October 30, 2025, the Board, upon the recommendation of the Compensation Committee of the Board, authorized and approved a change in control plan (the “CIC Plan”) covering the executive officers of the Company and certain other officers of the Company. Under the CIC Plan, participants in the CIC Plan are entitled to a lump-sum payment and a continuation of benefits upon a termination by the Company without cause or such participant’s resignation due to a material change in employment on or within two years following a change in control.  Upon a termination by the Company without cause or resignation due to a material change in employment on or within two years following a change in control, Mr. Lipar is entitled to a lump-sum payment equal to three times the sum of his base salary and annual cash bonus (at target), and Messrs. Snider, Merdian and Garber are entitled to a lump-sum payment equal to two times the sum of their respective base salary and annual cash bonus (at target), and each of Messrs. Lipar, Snider, Merdian and Garber is entitled to benefits continuation coverage for 18 months after termination. The Company expects to amend Mr. Lipar’s employment agreement so that the severance benefits set forth in the CIC Plan would replace the severance benefits currently included in Mr. Lipar’s employment agreement.
Rule 10b5-1 Trading Arrangements
On August 21, 2025, Michael Snider, Chief Operating Officer of the Company, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Subject to meeting the stock price conditions set forth therein and pursuant to the terms thereof, Mr. Snider’s Rule 10b5-1 trading arrangement provides for the sale, between November 24, 2025 and November 23, 2026, of a maximum number of shares of the Company’s common stock that would generate proceeds of up to $2.0 million. Mr. Snider’s Rule 10b5-1 trading arrangement will be in effect until the earlier of (i) November 23, 2026 and (ii) the completion of all sales contemplated thereunder.
Except as set forth above, during the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1**
Letter Agreement, dated as of August 1, 2025, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on August 5, 2025).

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

LGI Homes, Inc.

Date:	November 4, 2025	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	November 4, 2025	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer