Form 10-K
period 2025-12-31
LGI Homes, Inc.
filed 2026-02-20
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.2 billion based on the closing price of such stock on such date as reported on the NASDAQ Stock Market.

As of February 12, 2026, there were 23,133,086 shares of the registrant’s common stock, par value $.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions from the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) into Part III.

PART I
ITEM 1.    BUSINESS
General
We are engaged in the design, construction and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia, Pennsylvania, Maryland and Utah. Our management team has been in the residential land development business since the mid-1990s. Since commencing home building operations in 2003, we have constructed and closed over 80,000 homes.
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
Business Opportunities
Since December 2013, we have grown substantially, expanding our operations from eight markets in four states to 36 markets in 21 states. As of December 31, 2025, we were active in 144 communities throughout the United States and expect to continue increasing our community count in the future.
Driven by commitment to our customers and our desire to make their dreams of homeownership a reality, we offer multiple product lines, including attached and detached entry-level homes and active adult offerings that are marketed and sold under our LGI Homes brand and luxury homes that are marketed and sold under our Terrata Homes brand.
During 2025, our average home completion time was approximately 105 to 135 days, our home size ranged between 900 to approximately 4,000 square feet and our overall sales prices ranged from approximately $192,000 to more than $1,230,000. For the year ended December 31, 2025, we closed 4,788 homes, including 103 currently or previously leased single-family homes. Excluding the 103 currently or previously leased single-family homes, our average sales price per home closed was $364,035. During 2024, our average home completion time was approximately 105 to 135 days, our home size ranged between 900 to approximately 4,100 square feet and our overall sales prices ranged from approximately $191,000 to more than $1,000,000. For the year ended December 31, 2024, we closed 6,131 homes, including the bulk sale of 103 leased single-family homes. Excluding the bulk sale of 103 leased single-family homes, our average sales price per home closed was $365,394.
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
Additionally, we engage in other business activities that leverage or complement our core homebuilding operations. Our wholesale business sells homes primarily to large institutions interested in acquiring single-family rental properties through bulk sales agreements. Beginning in 2021, we began building and leasing a number of single-family homes in select, existing communities. These rental projects are income producing and we maintain the option to sell these homes in a bulk purchase agreement. Finally, from time to time, we enter into strategic joint ventures. We have two equity-method real estate joint ventures and four additional joint ventures engaged primarily to provide services, such as mortgage and insurance, to our homebuyers.
Sales and Marketing
Our well-defined sales and marketing approach focuses on converting renters of apartments and single-family homes into homeowners. We use extensive digital and print advertising to attract potential homebuyers. We employ various marketing methods, such as digital marketing strategies, interactive online media, social media, directional signage, and billboards. These methods have proven highly successful in reaching our target market, placing potential homebuyers in front of our trained sales professionals and communicating our core messages of value and dream fulfillment.
While a proportion of our business comes from realtors, our marketing efforts are principally designed to connect directly with potential customers currently renting their residences and encourage them to schedule an in-person appointment at one of our information centers. Our information centers are typically open 8 to 10 hours per day, 359 days per year, and are generally staffed by two to four sales professionals.
Our commission-based sales professionals are trained to learn about the current housing situation of the customer, educate them on the value proposition of owning an LGI home, and provide them with a comprehensive understanding of the steps required to achieve homeownership. We also inform customers of our history, vision, and values. Our sales professionals provide floor plans, pricing information, and conduct tours of our homes based on the customer’s needs and budget. We provide each customer with a comprehensive introduction to the community and the surrounding area, furnishing them with detailed information regarding utilities, schools, homeowners association dues and restrictions, local entertainment, and nearby dining and shopping options. As a result of our transparent approach, we believe customers receive all the critical information needed to make a buying decision, which we believe sets clear expectations and eliminates confusion during the home buying process.
Homebuilding Operations
Our homebuilding operations are organized and managed by seven operating segments: West, Northwest, Central, Midwest, Florida, Southeast and Mid-Atlantic. The Midwest division is included in our Central reportable segment and the Mid-Atlantic division is included in our Southeast reportable segment.

West	Northwest	Central	Midwest	Florida	Southeast	Mid-Atlantic
Arizona	Washington	Central Texas	Minnesota	Central FL	Georgia	Maryland
New Mexico	Oregon	Dallas/Ft Worth		East FL	North Carolina	Pennsylvania
Nevada	Colorado	Houston		West FL	South Carolina	Virginia
Northern CA		Oklahoma			Alabama	West Virginia
Southern CA					Tennessee
Utah
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
We employ experienced construction management professionals to perform the tasks of general contractors for home construction in each of our communities. Our employees provide the purchasing, construction management, and quality assurance for the homes we build, while third-party subcontractors provide the material and labor components of our homes. In each of our markets, we employ construction managers with local market knowledge and expertise. Additionally, our construction managers monitor our compliance with zoning, safety and other regulations, production schedules, and quality standards for our projects.
We endeavor to obtain favorable pricing from subcontractors through long-term relationships and consistent workflow. A number of our trade partners have subcontracted on our projects since we commenced homebuilding operations in 2003. Consistency of our trade partners is an integral part of our homebuilding operations that also leads to reduced warranty costs. We believe in building long lasting relationships with our trade partners in order to provide consistent, quality, and timely deliveries across our markets. We also work closely with our construction managers and subcontractors and provide them a comprehensive construction manual that outlines the most efficient way to build an LGI home.
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
Our homes are designed to meet the preferences of our target market of potential homebuyers and enable cost efficient and effective construction processes. In 2019, we introduced our CompleteHomeTM and CompleteHome PlusTM packages to continue our legacy of offering buyers well-appointed, move-in ready homes, a streamlined buying experience, and superior quality with even more standard features than were offered before. Each of these packages includes preselected, upgraded features, including stainless steel appliances, cabinets with crown molding, granite or quartz countertops, undermount sinks, as well as convenient outlets with USB charging capability and a Wi-Fi-enabled garage door opener. Additionally, both packages include programmable thermostats, double-pane Low-E vinyl windows, LED flush mount ENERGY STAR lights, and a variety of other energy-saving features. Our CompleteHome Plus package includes everything in the CompleteHome package plus 42” upper cabinets, nine-foot ceilings, designer paint selections, additional landscaping, and window blinds in every room of the house.
We offer an attached town home product in certain markets that enables us to keep our entry-level price point within reach of more new homebuyers. We believe that this product helps to counter rising land and home costs.
Our active adult communities offer affordable homes in both open and age-restricted lifestyles in an amenity-rich community. These communities leverage existing floor plans with minor modifications designed to meet the needs of active adult homebuyers at prices that present a compelling value-proposition.
Our Terrata Homes brand allows us to leverage our systems and processes, including our customer centric sales system, to deliver move-in ready homes with preselected luxury features. During 2025, we closed 189 Terrata Homes at an average sales price per home closed of $672,000, compared to 318 Terrata Homes at an average sales price per home closed of $637,000 in 2024. As of December 31, 2025, we offered Terrata Homes in 20 of our active communities. We expect that home closings in our Terrata Homes branded communities will be less than 5% of our annual home closings during 2026.
Our two equity-method real estate joint ventures and four additional joint ventures provide a streamlined, customer-focused experience for our homebuyers. LGI Mortgage Solutions provides mortgage brokerage services to our customers through an unconsolidated joint venture. LGI Insurance Solutions provides homeowners insurance and other insurance products to our customers through an unconsolidated joint venture.
Our wholesale business provides opportunities for us to sell homes primarily to large institutions interested in acquiring homes to be used as rental properties through bulk sales agreements. In addition, as part of our overall homebuilding operations, we periodically sell previously leased homes that were part of our rental activities. Sales of previously leased homes are generally made to individual homebuyers or investors. During 2025 and 2024, we had 737 and 552 wholesale home closings, respectively, which represented 15.7% and 9.2% of our total home closings in 2025 and 2024, respectively. Home closings related to previously leased homes totaled 103 in both 2025 and 2024.
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
Our lot inventory decreased to 60,842 owned or controlled lots as of December 31, 2025 from 70,899 owned or controlled lots as of December 31, 2024, primarily related to our disciplined evaluation of and selective approval of new land opportunities.
We had 144 and 151 active communities as of December 31, 2025 and December 31, 2024, respectively. Generally, it takes us two to four years to turn raw or undeveloped land into an active community.
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
We have also purchased larger tracts of land across our markets which will provide us with more opportunities to build homes with multiple price points in our communities. We believe that our land development expertise will allow us to meet our growth and profit objectives with respect to opportunities in which we are the developer. Similar to our homebuilding operations, our personnel oversee the contractors who perform the development work. Our land development projects may include the sale of home sites or commercial property as a part of the project.
We have strong relationships with the land brokerage community in many of our markets. We believe that we have established a reputation within the brokerage community for our systems-based approach to acquiring land, for having the capital to close deals, and for making accurate and timely decisions that benefit both the buyer and seller. For these reasons, we believe that brokers routinely notify us when desirable land opportunities that meet our criteria arise.
In our land acquisition process, projects of interest are typically evaluated at the division level using an extensive due diligence checklist that includes assessing the permitting and regulatory requirements, environmental considerations and local market conditions, and evaluating anticipated floor plans, pricing and financial returns. We also acquire and develop land for use in our wholesale business.
The table below shows (i) home closings by reportable segment for the year ended December 31, 2025 and (ii) our owned or controlled lots by reportable segment as of December 31, 2025:

	Year Ended December 31, 2025	As of December 31, 2025
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	1,340	19,108	517	19,625
Southeast	1,431	13,372	2,629	16,001
Northwest	384	5,877	1,250	7,127
West	879	8,367	3,323	11,690
Florida	651	5,166	1,233	6,399
Total	4,685	51,890	8,952	60,842
(1)Of the 51,890 owned lots as of December 31, 2025, 35,416 were raw/under development lots and 16,474 were finished lots.

Homes in Inventory
We intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of December 31, 2025, we had a total of 2,311 completed homes, including information centers, and 1,054 homes in progress.
The following is a summary of our homes in inventory by reportable segment as of December 31, 2025 (dollar values in thousands):

Reportable Segment	Homes in Inventory (1)	Inventory Value (1)
Central	1,085	$228,073
Southeast	692	159,693
Northwest	261	108,785
West	514	160,994
Florida	627	191,524
Total	3,179	$849,069
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
Competition
The U.S. homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional, and local homebuilders for homebuyers, desirable properties, financing, raw materials and skilled labor. We also compete with sales of existing homes and with the apartment and housing rental markets. Our homes compete on the basis of quality, price, design, mortgage financing terms, and location. There has been some consolidation among national homebuilders in the United States, and we expect that this trend may continue.
Human Capital Resources
LGI Homes is committed to being a people-focused organization and actively promotes a respectful and dignified workplace. We strive to uphold all applicable laws and regulations in the markets where we conduct business and pursue business relationships with external partners who share our commitment to lawful, ethical business conduct. We believe our commitments to hiring, training, safety, and employee retention form the foundation of our people-focused culture.
As of December 31, 2025, we employed 1,056 people, of whom 92 were located at our corporate headquarters. Of our employees located outside our corporate headquarters, 622 were on-site sales and support personnel, and 342 were involved with acquisition and development, purchasing, and construction. We have built a diverse team of professionals with a wide range of industry experience across our markets. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, and incentivizing our employees. We offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry.
We utilize subcontractors and trades people to perform the construction of our homes. We believe we have good relations with our subcontractors and trades people.
We focus on identifying and attracting the best talent and providing our employees with world-class training and continuous development. We invest directly in our sales professionals through a structured 100-day training program consisting of 30 days of intensive, in-house instruction on our proven selling strategies, followed by field training at the local division. Our continued commitment to our sales personnel is reflected in the ongoing weekly training sessions held in each of our information centers and quarterly regional training events. We also work closely with our subcontractors and trades people, collaborating with them on the most efficient way to build an LGI home. A number of our subcontractors and trades people have worked on our homes since we commenced homebuilding operations in 2003 and, therefore, are familiar with our business model.
We are committed to providing competitive benefits to attract and retain employees, including benefits that facilitate healthy lifestyles, mental well-being, and preparedness for retirement.
We are committed to creating a safe and secure business environment that protects the health and safety of our employees, business partners, and customers. Our workplaces are required to comply with all applicable laws and regulations, including those established by the Occupational Safety and Health Administration, as they pertain to health and safety in the workplace. As part of this commitment, we have implemented a systems-based program of regularly scheduled safety reviews, meetings, and continuing education that are held in our communities and include our employees and the employees of our subcontractors and trades people.
We are committed to improving and giving back to the communities we serve. In addition to ongoing charitable giving, we close all of our offices nationwide once a year for our Service Impact Day. During this annual service event, our focus turns away from sales and home closings as we dedicate the entire day to charitable giving and volunteerism. Every LGI employee spends the day contributing to the local community. From constructing fences, cleaning up parks, organizing food, and volunteering at children's centers, we are committed to being a positive presence in the communities where we build. Since 2016, we have contributed over $4.0 million in corporate, non-profit sponsorships and donated over 50,000 employee service hours in an effort to make a meaningful impact in our local communities.

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
Information about our Executive Officers
The following table sets forth information regarding our executive officers as of February 19, 2026:

Name	Age	Position
Eric Lipar	55	Chief Executive Officer and Chairman of the Board
Michael Snider	54	President and Chief Operating Officer
Charles Merdian	56	Chief Financial Officer and Treasurer
Scott Garber	54	General Counsel and Corporate Secretary

Eric Lipar.    Mr. Lipar is our Chief Executive Officer and serves as Chairman of our Board of Directors. He has served as our Chief Executive Officer since 2009, as a director since June 2013 and as Chairman of the Board since July 2013. Previously, Mr. Lipar served as our President from 2003 until 2009. Mr. Lipar has been in the residential land development business since the mid-1990s and is one of our founders. He has overseen land acquisitions, development and the closing of over 80,000 homes since our inception. Mr. Lipar is a member of the Policy Advisory Board for the Harvard Joint Center for Housing Studies.

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

Charles Merdian.    Mr. Merdian has served as our Chief Financial Officer and Treasurer since 2013 and served as our Secretary from 2013 to 2016. Prior to becoming our Chief Financial Officer in 2010, Mr. Merdian was our Controller from 2004 through 2010. Prior to joining us in 2004, Mr. Merdian served as Accounting and Finance Manager for The Woodlands Operating Company where he specialized in accounting and financial analysis of real estate ventures, focusing primarily on residential and commercial developments. Prior to The Woodlands Operating Company, Mr. Merdian served as an accounting manager working at the Williamson-Dickie Manufacturing Co. and as a senior auditor for Coopers & Lybrand, LLP. Mr. Merdian has worked in residential real estate and homebuilding finance since 1998. Mr. Merdian is a Certified Public Accountant and is a member of the Texas Society of Certified Public Accountants. Mr. Merdian also serves on the Montgomery County Habitat for Humanity Advisory Council and is a past President of the Board of Directors.

Scott Garber.    Mr. Garber has served as our General Counsel and Corporate Secretary since April 2018. His responsibilities include all company legal matters, as well as corporate governance and risk management. Prior to joining the Company, Mr. Garber served as Assistant General Counsel at Chevron Phillips Chemical Company (CPChem) from March 2012 to April 2018, where he was responsible for major company transactions (both domestic and international), corporate governance of its Qatar-based joint ventures, and management of commercial legal matters for various company product lines and divisions. Prior to joining CPChem, Mr. Garber served as Associate General Counsel for United Airlines (formerly Continental Airlines), then the world’s largest airline, where he was responsible for the company’s litigation, antitrust and intellectual property matters. Mr. Garber previously worked at Howrey Simon Arnold & White, a major international law firm, where he specialized in all aspects of intellectual property law. Mr. Garber is a member of the State Bar of Texas and is admitted to practice before the U.S. Patent & Trademark Office. Mr. Garber is also President of the Board of Directors of Archway Insurance, Ltd., a captive insurance company.

Board of Directors of LGI Homes, Inc.
Mr. Eric Lipar - Chief Executive Officer of LGI Homes, Inc. and serves as Chairman of our Board of Directors.
Mr. Ryan Edone - Chief Financial Officer of Petroleum Wholesale L.P., a distributor of branded and wholesale motor fuel products and operator of retail convenience stores/travel centers across the southwestern United States.
Ms. Shailee Parikh - Chief Operating Officer and Managing Director, Head of North America, of Revantage, a Blackstone portfolio company, and Managing Partner of ARK Real Estate, LLC, a real estate investment and management company.

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
Mr. Steven Smith - Owner and solo practitioner of Steven R. Smith Law, LLC. He is a former shareholder of the law firm Baker Donelson.
Mr. Robert Vahradian - Partner of GTIS Partners, LP, a global real estate investment firm managing residential, industrial, office, hotel and mixed-use properties in the U.S. and Brazil.

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
◦Significant downturn in our housing markets or in the homebuilding industry;
◦The homebuilding industry is highly competitive;
◦New and existing laws and regulations or other governmental actions, including environmental, health and safety laws and regulations;
◦Inflation could adversely affect our business and financial results;
◦The seasonal nature of our business;
•Operational and Construction Risks:
◦Our ability to acquire finished lots and land parcels suitable for residential homebuilding at reasonable prices;
◦Labor and raw material shortages, price fluctuations and supply chain constraints that could delay or increase the cost of home construction or land development;
◦The impact of an epidemic or pandemic;
•Strategic and Financial Risks:
◦Our efforts to expand into new markets or increase operations may not achieve expected results and could expose us to additional operational and financial risk;
◦We are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to service our debt and pay dividends, if any, taxes and other expenses;
•Organization and Structure Risks:
◦We depend on key management personnel and other experienced employees;
◦Our use of leverage in executing our business strategy;
•General Risks:
◦We may be subject to litigation, arbitration, governmental investigations or other claims;
◦Information system failures, cyber incidents or breaches in security by us or third parties upon which we rely;
◦Complex and evolving U.S. laws and regulations regarding privacy and data protection;
◦Changing sentiments with respect to sustainability, matters; and
◦Access to financing sources may not be available on favorable terms, or at all.
Industry and Economic Risks
Higher mortgage interest rates, tightening of mortgage lending standards and mortgage financing requirements, and untimely or incomplete mortgage loan originations for our homebuyers, could adversely affect the availability of mortgage loans for potential purchasers of our homes and thereby materially and adversely affect our business, prospects, liquidity, financial condition, and results of operations.
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
The availability and affordability of mortgage loans, including mortgage interest rates for such loans, could also be adversely affected by a scaling back or termination of the federal government’s mortgage loan-related programs or policies. Because Fannie Mae-, Freddie Mac-, FHA-, USDA- and VA-backed mortgage loans have been an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of, or higher consumer costs for, such government-backed financing could adversely affect our business, prospects, liquidity, financial condition, and results of operations. The elimination or curtailment of state bonds to assist homebuyers could materially and adversely affect our business, prospects, liquidity, financial condition, and results of operations.
In addition, certain current regulations impose, and future regulations may strengthen or impose new, standards and requirements relating to the origination, securitization and servicing of residential consumer mortgage loans, which could further restrict the availability and affordability of mortgage loans and the demand for such loans by financial intermediaries and, as a result, adversely affect our home sales, financial condition, and results of operations. Further, if, due to credit or consumer lending market conditions, reduced liquidity, increased risk retention or minimum capital level obligations and/or regulatory restrictions related to certain regulations, laws or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our homebuyers, or increase the costs to borrowers to obtain such loans, the number of homes we close and our business, prospects, liquidity, financial condition, and results of operations may be materially adversely affected.
First-time homebuyers are generally more affected than other potential homebuyers by the availability of mortgage financing and other costs of homeownership such as insurance and taxes. These homebuyers are a key source of demand for our new homes. A limited availability of suitable mortgage financing may adversely affect the volume and sales price of our homes.
A significant downturn in our housing markets or in the homebuilding industry generally may materially and adversely affect our business and financial condition.
We cannot predict whether and to what extent the housing markets in the geographic areas in which we operate will grow, particularly if interest rates for mortgage loans, land costs, and construction costs continue to rise or stay at similar levels. Other factors that might impact the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of an epidemic or pandemic, the conflict between Russia and Ukraine, the conflict in the Middle East, or impacts from U.S. presidential administration policies, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums, homeowners’ insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, slower rates of population growth or population decline in our markets, or Federal Reserve policy changes.
If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, including as a result of an epidemic or pandemic, the conflict between Russia and Ukraine, the conflict in the Middle East, impacts from the change in U.S. presidential administration, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices continue to rise or stay at similar levels, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition, and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed, cancellations of home purchase contracts and the amount of revenues or profits we generate, and such effect may be material.
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
If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected. We can provide no assurance that we will be able to continue to compete successfully in any of our markets. Our inability to continue to compete successfully in any of our markets could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
Regional factors affecting the homebuilding industry in our current markets could materially and adversely affect us.
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia, Pennsylvania, Maryland and Utah. A prolonged economic downturn in the future in one or more of these areas, or a particular industry that is fundamental to one or more of these areas, could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Our communities in our West segment are especially susceptible to restrictive government regulations and environmental laws.
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
If adverse conditions in these markets develop in the future, it could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Furthermore, if buyer demand for new homes in these markets decreases, home prices could decline, which would have a material adverse effect on our business.

Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.

Our business can be substantially affected by adverse changes in general and local economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors (which may be driven by birth rate changes, economic factors or U.S. immigration policies); availability and pricing of mortgage financing for homebuyers; housing affordability; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes, the cost of homeowners’ insurance and other expenses; supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing; homebuyer interest in our current or new product designs and new home community locations; general consumer interest in purchasing a home compared to choosing other housing alternatives; and interest of financial institutions or other businesses in purchasing wholesale homes or their ability to do so. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts and fires), other calamities and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business. The homebuilding industry is cyclical in nature and if it experiences another significant or sustained downturn as a result of factors described above or otherwise, it would materially adversely affect our business and results of operations in future years.
In 2022, the Federal Reserve’s aggressive actions to stem inflation caused mortgage interest rates to increase significantly. The resulting increased costs of borrowing negatively impacted customer sentiment and accelerated existing affordability constraints for potential homebuyers. Although mortgage interest rates have declined in subsequent years, many homebuyers continue to delay their home purchasing decisions.
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
Our backlog reflects standard purchase contracts with our homebuyers for homes that still need to be delivered. We require a deposit from our homebuyers for all homes reflected in our backlog, and generally, we have the right to retain the deposit if the homebuyer does not complete the purchase. In some cases, however, a homebuyer may cancel the purchase contract and receive a complete or partial refund of the deposit for reasons such as state and local law requirements, the homebuyer’s inability to obtain mortgage financing or the homebuyer’s failure to sell their current home. Homebuyers may also choose to cancel their purchase contract and forfeit their deposit. As of December 31, 2025, we had 1,394 homes with an ending backlog value of $501.3 million. With the weakening of the housing market over the past several years, we have experienced an increase in cancellation rates. If economic conditions decline further, if mortgage financing becomes less available or more costly, or if our homes become less attractive due to market price declines or due to other conditions at or in the vicinity of our communities, we could experience an additional increase in homebuyers canceling their purchase contracts with us, which could have an adverse effect on our business and results of operations.
Any limitation on, or reduction or elimination of, tax benefits associated with homeownership would have an adverse effect upon the demand for homes, which could be material to our business.
While tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income, the ability to deduct mortgage interest expense and real estate taxes for federal income tax purposes is limited. The federal government or a state government may change its income tax laws by eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, which may increase the after-tax cost of owning a new home for many of our potential homebuyers. Any such future changes may have an adverse effect on the homebuilding industry in general. For example, the loss or reduction of homeowner tax deductions could decrease the demand for new homes. Any such future changes could also have a material adverse impact on our business, prospects, liquidity, financial condition, and results of operations.

Fluctuations in real estate values may require us to write-down the book value of our real estate assets.
The homebuilding and land development industries are subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
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
Any future government shutdowns or slowdowns may materially adversely affect our business or financial results. We can make no assurances that potential home closings affected by any future shutdown or slowdown will occur after the shutdown or slowdown has ended.
Natural disasters, severe weather and adverse geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.
Our homebuilding operations are located in areas that are subject to natural disasters, severe weather or adverse geological conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, floods, storm surge, coastal erosion, sea level rise, brush fires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes, and other natural disasters. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, increase mortgage default risk, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to our assets, affect the desirability of our land or projects or result in potential buyers facing higher costs for, or being unable to obtain, fire, flood or other hazard insurance coverage in certain areas, thereby reducing the number of potential buyers who can afford, or are willing, to purchase homes in those areas, adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion. For example, the incidence of large wildfires in California has substantially increased in recent years, and the risk of future wildfires is expected to increase. The housing markets in areas affected by California’s recent wildfires have been adversely affected by increased insurance costs and difficulties in obtaining homeowners’ insurance, which we expect to be exacerbated by the recent wildfires in Los Angeles. These natural events could also prompt governmental authorities to adopt more stringent building codes, which would likely increase development costs in affected areas and negatively impact home affordability and/or demand. Furthermore, the occurrence of natural disasters, severe weather, and other adverse geological conditions has increased in recent years due to climate change and may continue to increase in the future. Climate change may have the effect of making the risks described above occur more frequently and more severely, which could amplify the adverse impact on our business, prospects, liquidity, financial condition, and results of operations.
There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with hurricanes, floods, landslides, prolonged periods of precipitation, earthquakes, and other weather-related and geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition, and results of operations.
New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay completion of our projects.
We are subject to numerous local, state, federal and other statutes, ordinances, rules, and regulations concerning zoning, development, building design, construction, accessibility, anti-discrimination, and other matters, which, among other things, impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. We may encounter issues with entitlement, not identify all entitlement requirements during the pre-development review of a project site, or encounter zoning changes that impact our operations. Projects for which we have not received land use and development entitlements or approvals may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or incur additional costs or may be precluded entirely from developing in certain communities due to building moratoriums or zoning changes. Such moratoriums generally relate to availability of utilities, such as insufficient water supplies, sewage facilities and delays in utility hook-ups, or inadequate road capacity within specific market areas or subdivisions. Local governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result of any of these statutes, ordinances, rules or regulations, the timing of our home sales could be delayed, the number of our home sales could decline and/or our costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
We are subject to environmental, health and safety laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and/or delay completion of our projects.
We are subject to a variety of local, state, federal and other laws, statutes, ordinances, rules and regulations concerning the environment, hazardous materials, the discharge of pollutants, and human health and safety. The particular environmental requirements that apply to any given site vary according to multiple factors, including the site’s location, whether the site contains wetlands or other features that may create burdensome permitting requirements, its environmental conditions, the present and former uses of the site, the presence or absence of endangered plants or animals or sensitive habitats, and environmental conditions at adjoining or nearby properties. We may not identify all of these concerns during any pre-acquisition or pre-development review of project sites. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or in areas contaminated by others before we commence development. In some instances, regulators from different governmental agencies do not concur on development, remedial standards or property use restrictions for a project, and the resulting delays or additional costs can be material for a given project.
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

Certain state and local governments in areas such as California have passed, or are considering, legislation banning the use of natural gas-fired appliances in new homes, which could affect our costs to construct homes as well as consumer demand for the homes we construct. New building or other code requirements that impose stricter energy efficiency standards or requirements for building materials could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation, regulations, mandates, standards, and other requirements of this nature are expected to continue to be enacted and become costlier for us to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, these initiatives could have an adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or similar energy-related regulations.
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
Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations. These matters could adversely affect our business, prospects, liquidity, financial condition, and results of operations.
As a homebuilding and land development business with a wide variety of historic ownership, development, homebuilding and construction activities, we could be liable for future claims for damages as a result of the past or present use of hazardous materials, including building materials or fixtures known or suspected to be hazardous or to contain hazardous materials or due to use of building materials or fixtures that are associated with mold. Any such claims may adversely affect our business, prospects, financial condition, and results of operations. Insurance coverage for such claims may be limited or nonexistent.
We have provided unsecured environmental indemnities to certain lenders and other contractual counterparties. These indemnities obligate us to reimburse the guaranteed parties for damages related to environmental matters, and generally there is no term or damage limitation on these indemnities.
Inflation could adversely affect our business and financial results.
Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby decreasing demand for our homes. Historically, we have experienced a significant increase in land, labor, materials, and costs related to construction. In an inflationary environment, such as the economic environment we have experienced recently, depending on the homebuilding industry and other economic conditions, we may be unable to raise the sales prices of our homes enough to offset the increasing costs of our operations, which would decrease our profit margins. Furthermore, if we need to lower the sales prices of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult and/or more expensive to maintain sufficient funds to operate our business.

Changes in tax law could adversely affect our business.
U.S. tax law is always subject to change (possibly with retroactive effect). For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022 (the “IRA 2022”), which contains significant changes to U.S. tax law including, but not limited to, a corporate minimum tax and 1% excise tax on stock repurchases. In addition, on July 4, 2025, the United States enacted legislation commonly referred to as the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions affecting corporations, including termination of the energy efficient homes tax credit for homes closing after June 30, 2026. Other potential changes to the U.S. Internal Revenue Code, as amended (the “Code”), include changes to the U.S. corporate income tax rate and provisions limiting or eliminating various deductions, credits or tax preferences. Interpretations of the Code and regulations promulgated by the Internal Revenue Service are likewise subject to change. As states elect to conform (or else have rolling conformity) to the Code, such interpretations and regulations (including those promulgated by state authorities) could likewise affect our state income and franchise tax obligations. Any future changes in tax law, including changes to U.S. federal, state, territorial or local tax law, could affect our tax position and adversely impact our business.
Because of the seasonal nature of our business, our quarterly operating results fluctuate.
As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality,” we have historically experienced, and in the future expect to continue to experience, variability in our results of operations from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in our second, third and fourth quarters. Thus, our revenues may fluctuate on a quarterly basis, and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes, we do not complete home sales at anticipated pricing levels or within anticipated time frames, our business, prospects, liquidity, financial condition, and results of operations would be adversely affected. We expect this seasonal pattern to continue over the long term, but we can make no assurances as to the degree to which our historical seasonal patterns will occur in the future.
Difficulty in obtaining sufficient capital could result in an inability to acquire land for our developments or increased costs and delays in the completion of development projects, increase home construction costs or delay home construction entirely.
The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. In addition, if housing markets are not favorable or permitting or development takes longer than anticipated, we may be required to hold our investments in land for extended periods of time. If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be constrained regionally or nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. Since the global recession in 2008, credit and capital markets have, from time to time, experienced unusual volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. Furthermore, any downgrade of our credit ratings or other negative rating actions by credit agencies may make it more difficult and costly for us to access capital. If we are not successful in obtaining sufficient funding for our planned capital and other expenditures or if we do not properly allocate our funding, we may be unable to acquire additional land for development and/or to construct new housing. Additionally, if we cannot obtain additional financing to fund the purchase of land under our purchase contracts, we may incur contractual penalties, fees and increased expenses from the write-off of due diligence and pre-acquisition costs. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
Operational and Construction Risks
The long-term sustainability and growth in our home closings depends in part upon our ability to acquire finished lots and land parcels suitable for residential homebuilding at reasonable prices.
The long-term sustainability of our operations as well as future growth depends in large part on the price at which we are able to obtain suitable finished lots and land parcels for development to support our homebuilding operation. Our ability to acquire finished lots and land parcels for new single-family homes and other projects may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels (whether directly for us or indirectly through land bankers or other land financing vehicles), zoning, regulations that limit housing density, the ability to obtain building permits, environmental requirements, and other market conditions and regulatory requirements. If suitable lots or land at reasonable prices become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased substantially, which could adversely impact us. As competition for suitable land increases, the cost of undeveloped lots and the cost of developing owned land could also rise and the availability of suitable land at acceptable prices may decline, which could adversely impact us. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to maintain or increase the number of our active communities, as well as to sustain and grow our revenues and margins, and achieve or maintain profitability. Additionally, developing undeveloped land is capital intensive and time consuming and we may develop land based upon forecasts and assumptions that prove to be inaccurate, resulting in projects that are not economically viable.
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
Risks inherent in controlling, purchasing, holding and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which would negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a considerable amount of time and requires a substantial cash investment. Land development is a key part of our operations and we develop land in most of our markets. The time and investment required for development may adversely impact our business. We have substantial real estate inventories that regularly remain on our balance sheet for significant periods of time prior to their sale, during which time we are exposed to the risk of adverse market developments. Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited, and we may be forced to hold non-income producing properties for extended periods of time. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Because interest and other expenses are capitalized only during the development of land and home construction, we incur interest subject to capitalization criteria and recognize maintenance expenses on unsold completed homes in inventory. As of December 31, 2025, we had 2,311 completed homes in inventory and 1,054 homes in progress in inventory. In the event there is a continued downturn in home sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.
Labor and raw material shortages, price fluctuations and supply chain constraints could delay or increase the cost of home construction or land development, which could materially and adversely affect us.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified subcontractors and trades people and supplies of materials such as insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures or as a result of broader economic disruptions. In addition, pricing for labor and raw materials can be affected by the factors discussed above and various other national, regional, local, economic and political factors, including changes in immigration laws or their enforcement, trends in labor migration and tariffs. For example, the federal government has imposed, and may propose in the future, new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including lumber, raising our costs for these items (or products made with them). Such government-imposed tariffs and trade regulations on imported building supplies, and retaliatory measures by the United States or other countries, may in the future have significant impacts on the cost to construct our homes and on our customers’ budgets, including by causing disruptions or shortages in our supply chain. In April 2025, the federal government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. Many of these reciprocal tariffs went into effect in August 2025. Also in August 2025, however, the U.S. Court of Appeals for the Federal Circuit ruled that many of the tariffs imposed by the federal government exceed presidential authority and therefore are invalid, though the decision has been stayed pending U.S. Supreme Court review. This ruling introduces additional uncertainty as to the scope and durability of existing and future tariff measures. Increased tariffs by the United States have led, and may continue to lead, to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the federal government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions.We cannot predict what changes to trade policy will be made by the current presidential administration, the U.S. Congress or other governments, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. We have also experienced labor shortages, price fluctuations and increased labor costs, including as a result of inflation or wage increases, particularly over the past few years, despite moderation in the rate of inflation during 2025, due to historic inflation rates in the United States. It is uncertain whether these conditions will continue as is, improve or worsen. Further, our success in recently-entered markets or those we may choose to enter in the future depends substantially on our ability to source labor and local materials on terms that are favorable to us. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. In the event of shortages in labor or raw materials in such markets, local subcontractors, trades people and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Labor and raw material shortages, price increases for labor and raw materials and supply chain constraints could cause delays in and increase our costs of home construction or land development, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
Our business and results of operations are dependent on the availability, skill and performance of subcontractors.
We engage subcontractors to perform the construction of our homes and the development of our raw land and, in many cases, to select and obtain the raw materials used for such work. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. We do not have long-term contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will be available at reasonable rates and in our markets. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
Despite our quality control and job site safety efforts, we may discover from time to time that our subcontractors have engaged in improper construction or safety practices or have installed defective materials in our homes or subdivisions. When we discover these issues, we typically utilize our subcontractors to repair the defects. The adverse costs of repairing such defects or satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs from subcontractors, suppliers and insurers, which could have a material adverse impact on our business, prospects, liquidity, financial condition, and results of operations. We may also suffer reputational damage, and may be exposed to potential liability, from the actions of subcontractors or their failure to comply with applicable laws, including matters that are beyond our control. Attempts at mitigation may not be successful, and we could be subject to claims relating to actions of, or matters relating to, our subcontractors.
If we are unable to develop our communities successfully or within expected time-frames, our results of operations could be adversely affected.
Before a community generates any revenue, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities and sales facilities. It can take several years from the time we acquire control of an undeveloped property to the time we make our first home sale on the site. Delays in the development of communities, including delays associated with subcontractors performing the development activities or entitlements, labor and raw material shortages or supply chain disruptions, expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market more than one of our new undeveloped communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements. In addition, higher than expected absorption rates in existing communities may result in lower than expected inventory levels until the development for replacement communities is completed. In the event that closings experienced are less than originally anticipated, adjustments are made to development schedules, operating expenses and staffing that offset lower absorptions.
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
We maintain, and, other than in California, we require our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance and generally seek to require our subcontractors to indemnify us for liabilities arising from their work. While these insurance policies, subject to deductibles and other coverage limits, and indemnities protect us against a portion of our risk of loss from claims related to our land development and homebuilding activities, we cannot provide assurance that these insurance policies and indemnities will be adequate to address all our home and other warranty, product liability and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our business, financial condition or results of operations. Further, the coverage offered by, and the availability of, general liability insurance for completed operations and construction defects are currently limited and costly. We cannot provide assurance that coverage will not be further restricted, increasing our risks and financial exposure to claims, and/or become costlier.
We could be adversely affected by efforts to impose joint employer liability on us for labor law violations committed by our subcontractors.
Our homes are constructed by employees of subcontractors and other third parties. We do not have the ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies have taken actions to hold parties like us responsible for violations of wage and hour laws and other labor laws by subcontractors. Governmental rulings that hold us responsible for labor practices by our subcontractors could create substantial exposures for us under our subcontractor relationships, which could have a material adverse impact on our business, prospects, liquidity, financial condition, and results of operations.
We may be unable to obtain suitable bonding for the development of our housing projects.
We are often required to provide bonds, letters of credit or guarantees to governmental authorities and others to ensure the completion of our projects. As a result of market conditions, some surety providers have been reluctant to issue new bonds and providers may require credit enhancements, such as cash deposits or letters of credit, in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future for our projects, or if we are required to provide credit enhancements with respect to our current or future bonds or in place of bonds, our business, prospects, liquidity, financial condition, and results of operations could be materially and adversely affected.
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
Any failure in health and safety performance on our building sites, whether by us or a subcontractor, may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies, governmental authorities and local communities, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

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
In addition, our LGI Mortgage Solutions joint venture involves additional risks associated with the mortgage brokerage business. The mortgage brokerage business is competitive, and competitors include mortgage lenders, such as national, regional and local mortgage banks and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than our joint venture does, and some of them may operate with different criteria than our joint venture does. These competitors may offer a broader or more attractive array of financing and other products and services to potential customers than our joint venture does. For these reasons, our joint venture may not be able to compete effectively in the mortgage brokerage business. Further, the mortgage brokerage business is subject to numerous federal, state and local laws and regulations, which, among other things: prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals and/or credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits, examinations and investigations in the industry. The 2008 housing downturn resulted in numerous changes in the regulatory framework of the financial services industry. Any changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition, and results of operations and the market perception of our business. Additionally, if we are unable to originate mortgages for any reason going forward, such as a cyberattack on our joint venture partners, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.
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
Strategic and Financial Risks
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
We may develop communities in which we build town homes or other multi-family homes in addition to single-family homes, sell acreage home sites as a part of the development, sell homes to investors or portfolio management companies, or develop commercial properties that may be complementary to our communities. We might acquire another homebuilder or developer in order to accomplish our growth or expansion strategies. We can give no assurance that we will be able to successfully identify, acquire or implement these new strategies in the future. Accordingly, any such expansion, including through acquisitions, could expose us to significant risks, beyond those associated with operating our existing business, including understanding and complying with the laws and regulations of new jurisdictions, diversion of our management’s attention from ongoing business concerns, difficulties in integrating an acquired business, and incurrence of unanticipated liabilities and expenses and may materially adversely affect our business, prospects, liquidity, financial condition, and results of operations.
We may incur a variety of costs to engage in future growth or expansion of our operations, including through add-on acquisitions, and the anticipated benefits may never be realized.
We intend to grow our operations in existing markets, and we may expand into new markets or pursue opportunistic purchases of other homebuilders on attractive terms as, and if, such opportunities arise. We may be unable to achieve the anticipated benefits of any such growth or expansion, including through add-on acquisitions or through efficiencies that we may be unable to achieve, the anticipated benefits may take longer to realize than expected or we may incur greater costs than expected in attempting to achieve the anticipated benefits. In such cases, we will likely need to employ additional personnel or consultants that are knowledgeable of such markets. There can be no assurance that we will be able to employ or retain the necessary personnel to successfully implement a disciplined management process and culture with local management, that our expansion operations will be successful, that we will be able to successfully integrate any acquired homebuilder or that we will be able to achieve any expected synergies. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business. Accordingly, any such expansion could expose us to significant risks beyond those associated with operating our existing business and may adversely affect our business, prospects, liquidity, financial condition, and results of operations.
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
Organization and Structure Risks
We depend on key management personnel and other experienced employees.
Our success depends to a significant degree upon the contributions of certain key management personnel, including, but not limited to, Eric Lipar, our Chief Executive Officer and Chairman of the Board. Although we have entered into an employment agreement with Mr. Lipar, there is no guarantee that Mr. Lipar will remain employed by us. Our ability to retain our key management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition, and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key man life insurance that would provide us with proceeds in the event of the death or disability of any of our key management personnel.
Experienced employees in the homebuilding, land acquisition, development, and construction industries are fundamental to our ability to generate, obtain and manage opportunities. In particular, local knowledge and relationships are critical to our ability to source attractive land acquisition opportunities. Experienced employees working in the homebuilding, development and construction industries are highly sought after. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, prospects, liquidity, financial condition, and results of operations.

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
We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us, and we anticipate that future indebtedness will likewise be recourse. As of December 31, 2025, we had a $1.1825 billion revolving credit facility under the Credit Agreement to finance our construction and development activities. As of December 31, 2025, we had outstanding borrowings of $527.6 million under the Credit Agreement and we could borrow an additional $273.6 million under the Credit Agreement. As of December 31, 2025, borrowings under the Credit Agreement bore interest at a rate of the Secured Overnight Financing Rate (“SOFR”) plus 1.85% per annum. In addition, as of December 31, 2025, we had outstanding $400.0 million aggregate principal amount of the 2028 Senior Notes (as defined herein), $300.0 million aggregate principal amount of the 2029 Senior Notes (as defined herein), $400.0 million aggregate principal amount of the 2032 Senior Notes (as defined herein) and $50.0 million total borrowings under the LGI Living Loan Agreement (as defined herein).
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
If we do not have sufficient funds to repay our indebtedness at maturity, it may be necessary to refinance the indebtedness through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Unsecured debt agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other indebtedness in some circumstances. Defaults under the Credit Agreement and our other debt agreements, if any, could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive provisions, performance obligations and penalties.
Our current financing agreements contain, and the financing arrangements we enter into in the future likely will contain, provisions that limit our ability to do certain things. In particular, the Credit Agreement requires us to maintain (i) a tangible net worth of not less than $1.512 billion plus 50% of the net proceeds of equity issuances after December 31, 2024 plus 50.0% of our positive consolidated earnings after taxes for each fiscal quarter ended after December 31, 2024, (ii) a leverage ratio of not greater than (a) from the period beginning on August 1, 2025 and ending December 31, 2026 (or, if we provide written notice to the administrative agent, on such earlier date as we specify in the notice) (the “Specified Covenant Termination Date”), 55.0%, and (b) after the Specified Covenant Termination Date, 60.0%, (iii) liquidity of at least $100.0 million and (iv) a ratio of EBITDA to interest expense for the most recent four quarters of at least (a) from the period beginning on August 1, 2025 and ending on the Specified Covenant Termination Date, 1.15 to 1.00, and (b) after the Specified Covenant Termination Date, 1.50 to 1.00. The Credit Agreement contains various covenants that, among other restrictions, limit the amount of our additional debt and our ability to make certain investments.
If we fail to meet or satisfy any of these provisions, we would be in default under the Credit Agreement and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. In addition, future indebtedness may contain financial covenants limiting our ability to, for example, incur additional indebtedness, make certain investments, reduce liquidity below certain levels, pay dividends to our stockholders and repurchase shares of our common stock, and otherwise affect our operating policies. If we default on one or more of our debt agreements, it could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
In addition, the LGI Living Loan Agreement is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The LGI Living Loan Agreement requires that the Company maintain, as guarantor, (i) liquidity of not less than 15% of the loan amount and (ii) maintain net worth in excess of 50% of the loan amount.
The LGI Living Loan Agreement is unconditionally guaranteed as to payment and performance by LGI Living - ER FIN, LLC, as the direct owner of the equity interests in LGI Living SFR, but recourse under such guaranty is limited to LGI Living - ER FIN, LLC’s equity interests in LGI Living SFR, which are pledged as collateral for the loan. The loan is also secured by a security interest in all assets of LGI Living SFR, including a mortgage lien on certain of LGI Living SFR’s real property. The LGI Living Loan Agreement includes certain restrictive covenants that may limit LGI Living SFR’s ability to, among other things, incur additional indebtedness or make certain investments. The LGI Living Loan Agreement contains representations and warranties, affirmative covenants, and events of default, all of which we believe are customary for special purpose subsidiary real estate secured loan agreements. If an event of default exists under the LGI Living Loan Agreement, the lender will be able to accelerate the maturity of the loan and exercise other rights and remedies.
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
As of December 31, 2025, we had total outstanding borrowings of $527.6 million under the Credit Agreement, and we could borrow an additional $273.6 million under the Credit Agreement. As of December 31, 2025, borrowings under the Credit Agreement bore interest at a rate of SOFR plus 1.85% per annum. As of December 31, 2025, the total amount of borrowings outstanding under the LGI Living Loan Agreement was $50.0 million. The loan matures on July 8, 2030 and bears interest at a rate of 6.433% per annum, which may be adjusted in connection with an increase in the amount of the loan. In addition, as of December 31, 2025, we had outstanding $400.0 million aggregate principal amount of the 2028 Senior Notes, which bear interest at a fixed rate of 8.750%, $300.0 million aggregate principal amount of the 2029 Senior Notes, which bear interest at a fixed rate of 4.000%, and $400.0 million aggregate principal amount of the 2032 Senior Notes, which bear interest at a fixed rate of 7.000%. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

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
The Board will determine our operational policies, investment guidelines and our business and growth strategies. The Board may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this Annual Report on Form 10-K. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
We participate in certain unconsolidated entities where we may be adversely impacted by the failure of the limited partnership or joint venture or its participants to fulfill their obligations.
We currently participate through two equity-method real estate joint ventures and four additional joint ventures as a limited partner and with independent third parties in which we do not have a controlling interest. As of December 31, 2025 and 2024, we have contributed a total of $21.2 million and $28.3 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into these unconsolidated entities are used by the entities to invest in certain real estate transactions and residential mortgage services, respectively.
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
Our reputation and brand are critical to our success. Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs, newsletters, and other digital platforms. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlet could damage our reputation and reduce the demand for our homes, as well as cause us to incur additional legal and audit costs, which would adversely affect our business.
Information system failures, cyber incidents or breaches in security could adversely affect us.
We rely on accounting, financial, operational, management and other information systems, including the Internet and third-party hosted services, to conduct our operations, store personal data and sensitive data, process financial information and results of operations for internal reporting purposes and comply with financial reporting, legal and tax requirements. Our information systems, and those of our business partners, vendors and service providers, are subject to damage or interruption from power outages; computer and telecommunication failures; computer viruses; security breaches, including due to malware and phishing; cyberattacks, such as denial-of-service or ransomware attacks; natural disasters; usage errors by employees and other related risks. In addition, cybersecurity risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. Any cyber incident, attack, breach or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business and could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Furthermore, any failure or security breach of information systems or data could result in diversion of management or work force attention; increased costs required to prevent, respond to or mitigate an incident; a violation of applicable privacy, data security, or other laws; significant legal and financial exposure; damage to our reputation; or a loss of confidence in our security measures which could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. We have been the target of a number of unsuccessful cyberattacks, and we expect these attacks to continue into the foreseeable future. We have employed administrative, physical and technical controls and processes to mitigate these types of risks and help protect our information systems, including appointing dedicated personnel responsible for overseeing the Company’s information security posture, maintaining a suite of information security policies, providing routine employee cyber and information security training, and conducting third-party assessments. In addition, our technical safeguards are designed to provide multiple, redundant safeguards to protect against exploitation of a vulnerability that may arise or if a security control fails. Although we have implemented these safeguards, systems and processes intended to secure our information systems, there can be no assurance that our efforts to maintain the security and integrity of our information systems will be effective or that future attempted security breaches or disruptions would not be successful or damaging.
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
As part of our normal business activities, we collect, process and store certain information, including information specific to homebuyers, customers, employees, vendors and suppliers. We may share some of this information with third parties who assist us with certain aspects of our business. Privacy and data security have become significant issues and the subject of rapidly evolving regulation in the United States. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. Such laws and regulations governing data privacy and the unauthorized disclosure of personal information, such as the California Privacy Rights Act (CPRA), may significantly impact our business activities and require substantial compliance costs, which could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
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
Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, acts of terrorism, political uncertainty or conflicts, such as the conflict between Russia and Ukraine and the conflict in the Middle East, or civil unrest may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, result in uninsured losses, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition, and results of operations.
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
Accounting rules and interpretations for certain aspects of our financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as those related to asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
Changing sentiments with respect to sustainability matters may impact our business, financial results or stock price.
There have been changing sentiments with respect to corporate activities related to sustainability matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to sustainability matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and promoting the use of energy saving building materials. A failure to comply with investor or customer expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the concern for sustainability issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to our business and could have a material adverse effect on us.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to sustainability matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable sustainability ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

In recent years, certain stakeholders and regulators have also proposed or enacted “anti-sustainability” policies, legislation or initiatives. This divergence in stakeholder expectations could expose us to reputational risks and potentially disrupt relationships with certain stakeholders.
Climate change is a focus of both the SEC and investors. In March 2024, the SEC adopted a set of rules that require a wide range of climate-related disclosures, including material climate-related risks. These rules were subsequently challenged in court, and the SEC stayed their effectiveness pending judicial review. In March 2025, the SEC withdrew its defense of these rules, although if they become effective, they would require public companies to provide extensive climate-related disclosures. In September 2023, California passed climate-related rules requiring a wide range of climate-related disclosures. Multiple lawsuits have been filed challenging California’s climate-related disclosure rules. Compliance with these disclosure rules may be costly and subject the Company to criticism by regulators, investors, the media or other stakeholders for the accuracy, adequacy or completeness of its sustainability disclosures and could adversely impact the Company’s reputation and financial position.
Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to maximize our returns.
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
The global credit and equity markets and the overall economy can be extremely volatile, which could have a number of adverse effects on our operations and capital requirements. The domestic financial markets have in the past experienced a high degree of volatility, uncertainty and, during certain periods, tightening of liquidity in both the high yield debt and equity capital markets, resulting in certain periods where new capital has been both more difficult and more expensive to access. If we are unable to access the credit markets, we could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is prolonged volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.
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
The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•adverse economic changes either nationally or in the markets in which we operate, including, among other things, potential impacts from political uncertainty, civil unrest, increases in unemployment, volatility of mortgage interest rates, supply chain disruptions (including due to the conflict between Russia and Ukraine and the wide-ranging sanctions the United States and other countries have imposed or may further impose on Russian business sectors, financial organizations, individuals and raw materials and the conflict in the Middle East), inflation, the possibility of recession and decreases in housing prices;
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
•our ability to successfully extend our business model to building homes with higher price points, developing larger communities and producing and selling multi-unit products, town homes, wholesale products, and acreage home sites;
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
•the impact on our business of any future U.S. government shutdown;

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cyber risk awareness. Our Vice President, Information Technology and our information technology group endeavor to evaluate and address cyber risks in alignment with our business objectives, operational needs, and industry-accepted standards, such as the National Institute of Standards and Technology (NIST) and Center for Internet Security (CIS) Critical Security Controls frameworks.
We have processes and procedures in place to monitor the prevention, detection, mitigation, and remediation of cybersecurity risks. These include but are not limited to:
•Maintaining a defined and practiced incident response plan;
•Employing appropriate incident prevention and detection safeguards;
•Maintaining a defined disaster recovery policy and employing disaster recovery software, where appropriate;
•Educating, training and testing our employees and user community on information security practices and identification of potential cybersecurity risks and threats; and
•Reviewing and evaluating new developments in the cyber threat landscape.
Recognizing the complexity and evolving nature of cybersecurity risk, we engage with a range of external support, including cybersecurity consultants, in evaluating, monitoring, and testing our cyber management systems and related cyber risks. Our collaboration with these third parties includes audits, threat and vulnerability assessments, company-wide monitoring of cybersecurity risks, and consultation on security enhancements.
We recognize the risks associated with the use of vendors, service providers, and other third parties that provide information system services to us, process information on our behalf, or have access to our information systems, and we have processes in place to oversee and manage these risks. We conduct annual and periodic assessments of these third-party engagements to evaluate compliance with our cybersecurity standards.
To our knowledge, we have not been subject to cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company, its operations or financial standing.
Governance
Our cybersecurity and risk management program is led by our Vice President of Information Technology, who has served in executive technology and cybersecurity leadership roles for over 20 years. She holds a Master of Science in Telecommunications Engineering & Management and is ITIL certified.
She oversees enterprise cybersecurity strategy, architecture, and operations across a nationwide organization, directing a team responsible for identifying, assessing, and mitigating cybersecurity risks on an ongoing basis. Her experience includes leading incident response efforts, implementing disaster recovery capabilities, modernizing enterprise networks, supporting regulatory audits, and achieving strong third-party penetration testing and phishing resilience results. This leadership supports the Company’s commitment to maintaining a secure, resilient, and well-governed technology environment.
Under her direction, the Company establishes and executes enterprise-wide cybersecurity strategy, governance, and risk management practices designed to protect the confidentiality, integrity, and availability of our systems and data. She leads a dedicated team responsible for the continuous identification, assessment, and mitigation of cybersecurity threats and oversees incident response, disaster recovery, third-party security testing, and compliance with internal controls and audit requirements. Her oversight supports the Company’s efforts to maintain a secure and resilient technology environment aligned with business objectives and regulatory expectations.
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
Furthermore, at the Board meetings at which our Vice President, Information Technology or other members of our information technology group do not provide in-person updates to the Board, our CEO or another executive team member typically provides current updates to the Board. In addition, our information technology group provides updates to the full Board upon request, or timely updates regarding unique developments such as regulatory updates or vulnerability developments. Our Board is composed of directors with diverse qualifications, skills and expertise, including risk management, technology and finance, that equips them to oversee cybersecurity risks effectively.
For additional information concerning cybersecurity risks we face, see “General Risk Factors — Information system failures, cyber incidents or breaches in security could adversely affect us” in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.
ITEM 2.     PROPERTIES
We lease approximately 26,000 square feet in The Woodlands, Texas for our corporate headquarters; this lease expires in 2028. In addition, to adequately meet the needs of our operations, we lease offices in Arizona, California, Colorado, Florida, Georgia, Maryland, Minnesota, Nevada, North Carolina, Tennessee, Texas, Utah and Washington. See “Business—Land Acquisition Policies and Development” for a summary of the other property which we owned or controlled as of December 31, 2025.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market (NASDAQ) under the symbol “LGIH.” As of February 12, 2026, the closing price of our common stock on the NASDAQ was $59.77, and we had 24 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
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
During the three months ended December 31, 2025, we did not repurchase any shares of our common stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2018. As of December 31, 2025, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program. The IRA 2022 imposes a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented include such excise taxes, as applicable.
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

Stock Performance Graph
This chart compares the cumulative total return on our common stock with that of the Standard & Poor’s 500 Companies Stock Index (the “S&P 500 Index”) and the Standard & Poor’s Homebuilders Select Industry Index (the “S&P Homebuilders Index”). The chart assumes $100.00 was invested at the close of market on December 31, 2020 and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
Comparison of Cumulative Total Return among LGI Homes, Inc. Common Stock, the S&P 500 Index, and the S&P Homebuilders Index for the years ended December 31, 2025, 2024, 2023, 2022 and 2021.

$200
$100
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
LGIH
S&P 500 Index
S&P Homebuilders Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
LGIH	$100.00	$145.94	$87.48	$125.80	$84.46	$40.59
S&P 500 Index	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25
S&P Homebuilders Index	$100.00	$148.81	$104.70	$166.00	$181.47	$179.02
ITEM 6.     [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K contain additional information that should be referred to when reviewing this material. This section covers fiscal years 2025 and 2024 and discusses the results of operations for fiscal year 2025 compared to fiscal year 2024. The discussion of fiscal year 2023 and the results of operations for fiscal year 2024 compared to fiscal year 2023 is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 26, 2025, and is incorporated by reference into this Annual Report on Form 10-K. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operation, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.

Key Results
Key financial results as of and for the year ended December 31, 2025, as compared to the year ended December 31, 2024, were as follows:
•Home sales revenues decreased 22.6% to $1.7 billion from $2.2 billion.
•Homes closed decreased 22.3% to 4,685 homes from 6,028 homes.
•Average sales price per home closed decreased 0.4% to $364,035 from $365,394.
•Gross margin as a percentage of home sales revenues decreased to 20.7% from 24.2%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 24.0% from 26.3%.
•Net income before income taxes decreased 62.0% to $98.5 million from $258.9 million.
•Net income decreased 63.0% to $72.6 million from $196.1 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 8.7% from 13.8%.
•Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues decreased to 9.1% from 13.8%.
•Active communities at the end of 2025 decreased 4.6% to 144 from 151.
•Total owned and controlled lots decreased 14.2% to 60,842 lots at December 31, 2025 from 70,899 lots at December 31, 2024.
For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023
Statement of Income Data:	(dollars in thousands, except per share data and average home sales price)
Home sales revenues	$1,705,504	$2,202,598	$2,358,580
Expenses:
Cost of sales	1,351,958	1,669,310	1,816,393
Selling expenses	162,149	199,950	191,582
General and administrative	111,621	121,192	117,350
Operating income	79,776	212,146	233,255
Other income, net	(18,710)	(46,767)	(28,499)
Net income before income taxes	98,486	258,913	261,754
Income tax provision	25,934	62,842	62,527
Net income	$72,552	$196,071	$199,227
Basic earnings per share	$3.13	$8.33	$8.48
Diluted earnings per share	$3.12	$8.30	$8.42
Other Financial and Operating Data:
Average community count	144.4	130.5	103.9
Community count at end of period	144	151	117
Home closings	4,685	6,028	6,729
Average sales price per home closed	$364,035	$365,394	$350,510
Gross margin (1)	$353,546	$533,288	$542,187
Gross margin % (2)	20.7%	24.2%	23.0%
Adjusted gross margin (3)	$409,265	$579,393	$582,047
Adjusted gross margin % (2)(3)	24.0%	26.3%	24.7%
EBITDA (4)	$148,351	$304,092	$297,530
EBITDA margin % (2)(4)	8.7%	13.8%	12.6%
Adjusted EBITDA (4)	$155,068	$304,092	$297,530
Adjusted EBITDA margin % (2)(4)	9.1%	13.8%	12.6%
(1)Gross margin is home sales revenues less cost of sales.
(2)Calculated as a percentage of home sales revenues.
(3)Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define gross margin excluding inventory impairment as gross margin less inventory impairment charges. We define adjusted gross margin as gross margin excluding inventory impairment, less capitalized interest, and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes adjusted gross margin is useful because it isolates the impact that capitalized interest, purchase accounting adjustments and inventory impairment have on gross margin. However, because adjusted gross margin excludes capitalized interest, purchase accounting adjustments and inventory impairment, which have real economic effects and could impact our results, the utility of adjusted gross margin as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin in the same manner that we do. Accordingly, adjusted gross margin should be considered only as a supplement to gross margin as a measure of our performance. Please see “—Non-GAAP Measures” for a reconciliation of adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.
(4)EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as EBITDA before inventory impairment, as applicable during a period. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as substitutes for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Please see “—Non-GAAP Measures” for reconciliations of EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Home Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the years ended December 31, 2025 and 2024, and our community count by reportable segment as of December 31, 2025 and 2024, were as follows (revenues in thousands):

	Year Ended December 31, 2025					As of December 31, 2025
Reportable Segment	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$419,240	1,340	$312,866	47.5	2.4	48
Southeast	472,150	1,431	329,944	31.8	3.8	32
Northwest	188,969	384	492,107	15.4	2.1	14
West	387,232	879	440,537	25.2	2.9	26
Florida	237,913	651	365,458	24.5	2.2	24
Total	$1,705,504	4,685	$364,035	144.4	2.7	144

	Year Ended December 31, 2024					As of December 31, 2024
Reportable Segment	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$564,608	1,757	$321,348	44.8	3.3	50
Southeast	538,170	1,635	329,156	27.2	5.0	31
Northwest	258,407	483	535,004	14.3	2.8	18
West	472,655	1,140	414,610	21.7	4.4	26
Florida	368,758	1,013	364,026	22.5	3.8	26
Total	$2,202,598	6,028	$365,394	130.5	3.8	151
Home Sales Revenues. Home sales revenues for the year ended December 31, 2025 were $1.7 billion, a decrease of $497.1 million, or 22.6%, from $2.2 billion for the year ended December 31, 2024. The decrease in home sales revenues was primarily due to a 22.3% decrease in the number of homes closed and a decrease in the average sales price per home closed during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The overall decrease in home closings was a result of a lower absorption rate, partially offset by a higher average community count, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The overall increase in average community count related to timing associated with new community openings, offset by the close out of some communities and transition between certain active communities during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The average sales price per home closed during the year ended December 31, 2025 was $364,035, a decrease of $1,359, or 0.4%, from the average sales price per home closed of $365,394 for the year ended December 31, 2024. The decrease in the average sales price per home closed was primarily due to an increase in wholesale home closings and to a lesser extent geographic mix.

The overall decrease in absorption rate generally relates to the impact of ongoing affordability constraints, new community openings, and the overall increase in community count.
Included within our home sales revenues for the year ended December 31, 2025 was $230.3 million in wholesale revenues resulting from 737 home closings, representing 15.7% of the 4,685 total number of homes closed during the year ended December 31, 2025. Included within our home sales revenues for the year ended December 31, 2024 was $164.1 million in wholesale revenues resulting from 552 home closings, representing 9.2% of the 6,028 total number of homes closed during the year ended December 31, 2024. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to higher demand from our wholesale channel customers during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
•Home sales revenues in our Central reportable segment decreased by $145.4 million, or 25.7%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a 23.7% decrease in the number of homes closed and a 2.6% decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Southeast reportable segment decreased by $66.0 million, or 12.3%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a 12.5% decrease in the number of homes closed, partially offset by an increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Northwest reportable segment decreased by $69.4 million, or 26.9%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a 20.5% decrease in the number of homes closed and an 8.0% decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our West reportable segment decreased by $85.4 million, or 18.1%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a 22.9% decrease in the number of homes closed, partially offset by a 6.2% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
•Home sales revenues in our Florida reportable segment decreased by $130.8 million, or 35.5%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a 35.7% decrease in the number of homes closed, partially offset by a 0.4% increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate, partially offset by an increase in the average community count.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales for the year ended December 31, 2025 was $1.4 billion, a decrease of $317.4 million, or 19.0%, from $1.7 billion for the year ended December 31, 2024. This overall decrease was primarily due to a 22.3% decrease in the number of homes closed. Gross margin for the year ended December 31, 2025 was $353.5 million, a decrease of $179.7 million, or 33.7%, from $533.3 million for the year ended December 31, 2024. Gross margin as a percentage of home sales revenues (inclusive of an inventory impairment charge) was 20.7% for the year ended December 31, 2025 and 24.2% for the year ended December 31, 2024. The decrease in gross margin as a percentage of home sales revenues during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to a lower average sales price per home closed, a higher number of wholesale closings, higher house costs, higher lot costs, higher capitalized interest and higher indirect overhead as a percentage of revenue, as well as an inventory impairment charge of $6.7 million, of which $3.9 million was related to our Florida reportable segment and $2.8 million was related to our Central reportable segment. This was partially offset by a decrease in warranty related costs as well as a decrease in sales incentives offered during the year ended December 31, 2025.
Selling Expenses. Selling expenses for the year ended December 31, 2025 were $162.1 million, a decrease of $37.8 million, or 18.9%, from $200.0 million for the year ended December 31, 2024. The decrease in selling expenses was primarily due to a decrease in the number of homes closed for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Sales commissions decreased to $66.4 million during the year ended December 31, 2025 from $95.8 million for the year ended December 31, 2024, primarily due to a decrease in the number of homes closed. Selling expenses as a percentage of home sales revenues were 9.5% and 9.1% for the years ended December 31, 2025 and 2024, respectively. The increase in selling expenses as a percentage of home sales revenues was primarily due to a decrease in home sales revenues during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
General and Administrative. General and administrative expenses for the year ended December 31, 2025 were $111.6 million, a decrease of $9.6 million, or 7.9%, from $121.2 million for the year ended December 31, 2024. The decrease in general and administrative expenses was primarily due to a decrease in bonuses and indirect overhead costs, partially offset by an increase in other general and administrative expense. General and administrative expenses as a percentage of home sales revenues were 6.5% and 5.5% for the years ended December 31, 2025 and 2024, respectively. The increase in general and administrative expenses as a percentage of home sales revenues was primarily due to lower home sales revenues during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Other Income, Net. Other income, net of other expenses was $18.7 million for the year ended December 31, 2025, a decrease of $28.1 million from $46.8 million for the year ended December 31, 2024. The decrease in other income, net of other expenses, primarily reflected the decrease in the gain on sale of assets, income associated with our investment in unconsolidated entities, and the decrease in interest income.
Operating Income and Net Income before Income Taxes. Operating income for the year ended December 31, 2025 was $79.8 million, a decrease of $132.4 million, or 62.4%, from $212.1 million for the year ended December 31, 2024. Net income before income taxes for the year ended December 31, 2025 was $98.5 million, a decrease of $160.4 million, or 62.0%, from $258.9 million for the year ended December 31, 2024. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption rate, lower gross margin, the increase in other costs associated with the increase in average community count, and an inventory impairment charge during the year ended December 31, 2025 as compared to the year ended December 31, 2024. Our reportable segments contributed to net income before income taxes during the year ended December 31, 2025 as follows: Central - $23.8 million, or 24.1%; Southeast - $47.7 million, or 48.4%; Northwest - $3.2 million, or 3.2%; West - $33.5 million, or 34.0%; and Florida - $(6.5) million, or (6.6)%.
Income Taxes. Income tax provision for the year ended December 31, 2025 was $25.9 million, a decrease of $36.9 million, or 58.7%, from income tax provision of $62.8 million for the year ended December 31, 2024. The decrease in our income tax provision was primarily due to the overall decrease in net income before income taxes. The increase in our effective tax rate to 26.3% for the year ended December 31, 2025 from 24.3% for the year ended December 31, 2024 was primarily a result of an increase in the rate for state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the year ended December 31, 2025 was $72.6 million, a decrease of $123.5 million, or 63.0%, from $196.1 million for the year ended December 31, 2024. The decrease in net income was primarily attributed to overall lower number of homes closed, lower home sales revenues and gross margin, as well as an inventory impairment charge during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Annual Report on Form 10-K relating to adjusted net income, adjusted basic earnings per share, adjusted diluted earnings per share, gross margin excluding inventory impairment, adjusted gross margin, EBITDA, adjusted EBITDA, and net debt to capital ratio.
Gross Margin Excluding Inventory impairment and Adjusted Gross Margin
Gross margin excluding inventory impairment and adjusted gross margin are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define gross margin excluding inventory impairment as gross margin less inventory impairment charges. We define adjusted gross margin as gross margin excluding inventory impairments, less capitalized interest, and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes gross margin excluding inventory impairment and adjusted gross margin are useful because they isolate the impact that capitalized interest, purchase accounting adjustments, and inventory impairment have on gross margin. However, because gross margin excluding inventory impairment and adjusted gross margin exclude capitalized interest, purchase accounting adjustments, and inventory impairment, which have real economic effects and could impact our results, the utility of gross margin excluding inventory impairment and adjusted gross margin as measures of our operating performance may be limited. In addition, other companies may not calculate gross margin excluding inventory impairment and adjusted gross margin in the same manner that we do. Accordingly, gross margin excluding inventory impairment and adjusted gross margin should be considered only as supplements to gross margin as a measure of our performance.

The following table reconciles gross margin excluding inventory impairment and adjusted gross margin to to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Home sales revenues	$1,705,504	$2,202,598	$2,358,580
Cost of sales	1,351,958	1,669,310	1,816,393
Gross margin	$353,546	$533,288	$542,187
Inventory impairment	6,717	—	—
Gross margin excluding inventory impairment	$360,263	$533,288	$542,187
Capitalized interest charged to cost of sales	45,543	42,071	33,368
Purchase accounting adjustments (1)	3,459	4,034	6,492
Adjusted gross margin	$409,265	$579,393	$582,047
Gross margin % (2)	20.7%	24.2%	23.0%
Gross margin % excluding inventory impairment (2)	21.1%	24.2%	23.0%
Adjusted gross margin % (2)	24.0%	26.3%	24.7%
(1)Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.
(2)Calculated as a percentage of home sales revenues.
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as EBITDA before inventory impairment, as applicable during a period. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as substitutes for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
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
(iv) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows;
(v) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and
(vi) other companies in our industry may calculate them differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, our EBITDA and adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using our EBITDA and adjusted EBITDA along with other comparative tools, together with GAAP measures, to assist in the evaluation of operating performance. These GAAP measures include operating income, net income and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments and other non-recurring charges, which are not reflected in our EBITDA and adjusted EBITDA. EBITDA and adjusted EBITDA are not intended as alternatives to net income as indicators of our operating performance,as alternatives to any other measure of performance in conformity with GAAP or as alternatives to cash flows as a measure of liquidity. You should therefore not place undue reliance on our EBITDA and adjusted EBITDA calculated using these measures.
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$72,552	$196,071	$199,227
Income tax provision (benefit)	25,934	62,842	62,527
Depreciation and amortization	4,322	3,108	2,408
Capitalized interest charged to cost of sales	45,543	42,071	33,368
EBITDA	$148,351	$304,092	$297,530
Inventory impairment	6,717	—	—
Adjusted EBITDA	$155,068	$304,092	$297,530
EBITDA margin %(1)	8.7%	13.8%	12.6%
Adjusted EBITDA margin %(1)	9.1%	13.8%	12.6%
(1)Calculated as a percentage of home sales revenues.
Net Debt to Capital Ratio
Net debt to capital ratio is a non-GAAP financial measure used by management as a supplemental measure in understanding the leverage employed in our operations and as an indicator of our ability to obtain financing. We define net debt to capital ratio as net debt (which is total debt minus cash and cash equivalents) divided by net debt plus total equity. Our management believes that the presentation of net debt to capital ratio provides useful information to investors regarding our financial leverage and our ability to meet long-term obligations. By excluding cash and cash equivalents from total debt, the ratio offers a clearer view of our capital structure and financial flexibility. Our management uses this metric to monitor our capital efficiency and to evaluate the effectiveness of our capital management strategies over time. Other companies may define this measure differently and, as a result, our measure of net debt to capital ratio may not be directly comparable to the measures of other companies.
The following table reconciles net debt to capital ratio (a non-GAAP financial measure) to debt to capital ratio, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	December 31,
	2025	2024
Total debt (Notes payable)	$1,656,803	$1,480,718
Total equity	2,096,289	2,037,228
Total capital	$3,753,092	$3,517,946
Debt to capital ratio	44.1%	42.1%

Total debt (Notes payable)	$1,656,803	$1,480,718
Less: Cash and cash equivalents	61,247	53,197
Net debt	$1,595,556	$1,427,521
Total equity	2,096,289	2,037,228
Total net capital	$3,691,845	$3,464,749
Net debt to capital ratio(1)	43.2%	41.2%
(1) Net debt to capital ratio is calculated as net debt (which is total debt minus cash and cash equivalents) divided by net debt plus total equity.

Adjusted Net Income, Adjusted Basic Earnings per Share, and Adjusted Diluted Earnings per Share
Adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define adjusted net income as net income less inventory impairment charges. We define adjusted basic earnings per share as adjusted net income divided by weighted average basic shares outstanding. We define adjusted diluted earnings per share as adjusted net income divided by weighted average diluted shares outstanding. Our management believes that the presentation of adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share provides useful information to investors because such measures isolate the impact that inventory impairment charges have on net income and earnings per share. However, because adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share exclude the inventory impairment charge, which has real economic effects and could impact the results, the utility of adjusted net income. adjusted basic earnings per share, and adjusted diluted earnings per share as measures of our operating performance may be limited. In addition, other companies may not calculate adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share in the same manner that we do. Accordingly, adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share should be considered only as supplements to net income, basic earnings per share, and earnings per share, respectively, as measures of our performance.
The following table reconciles adjusted net income to net income, which is the GAAP financial measure that our management believes to be most directly comparable, and adjusted basic earnings per share and adjusted diluted earnings per share are calculated by dividing adjusted net income by basic or diluted weighted average shares outstanding, respectively (dollars in thousands, except earnings per share):

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Net income	$17,321	$50,870	$72,552	$196,071
Basic weighted average number of shares outstanding	23,085,786	23,497,275	23,188,965	23,529,724
Basic earnings per share	$0.75	$2.16	$3.13	$8.33
Diluted weighted average number of shares outstanding	23,178,160	23,620,777	23,254,595	23,610,457
Diluted earnings per share	$0.75	$2.15	$3.12	$8.30

Net income	$17,321	$50,870	$72,552	$196,071
Inventory Impairment	6,717	—	6,717	—
Tax impact due to above non-GAAP reconciling item	(1,641)	—	(1,641)	—
Adjusted net income	$22,397	$50,870	$77,628	$196,071

Basic weighted average number of shares outstanding	23,085,786	23,497,275	23,188,965	23,529,724
Adjusted basic earnings per share	$0.97	$2.16	$3.35	$8.33
Diluted weighted average number of shares outstanding	23,178,160	23,620,777	23,254,595	23,610,457
Adjusted diluted earnings per share	$0.97	$2.15	$3.34	$8.30
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
Net orders for the year ended December 31, 2025 were 5,549 homes, a decrease of 8.1% from 6,037 homes for the year ended December 31, 2024, reflecting continued affordability pressures and higher mortgage rates. The cancellation rate increased to 32.8% in 2025 from 22.8% in 2024, primarily due to financing challenges and buyer sensitivity to market conditions. Ending backlog grew to 1,394 homes, with an aggregate value of $501.3 million at December 31, 2025, compared to 599 homes valued at $236.5 million at December 31, 2024, which represented increases of 132.7% in units and 112.0% in value. The increases were driven by slower conversion of homes under contract to closings and a higher volume of homes under contract at year end. A significant portion of backlog relates to homes further along in construction and expected to close in the near term. However, conversion to revenue remains subject to construction timing, buyer financing, and incentive levels. Elevated cancellation rates and changes in market conditions could affect the pace of backlog conversion and future gross margins.
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

	Year Ended December 31,
Backlog Data	2025 (4)	2024 (5)	2023 (6)
Net orders (1)	5,549	6,037	6,617
Cancellation rate (2)	32.8%	22.8%	25.4%
Ending backlog – homes (3)	1,394	599	590
Ending backlog – value (3)	$501,296	$236,511	$224,851
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
(4)As of December 31, 2025, we had 506 units related to bulk sales agreements associated with our wholesale business.
(5)As of December 31, 2024, we had 146 units related to bulk sales agreements associated with our wholesale business.
(6)As of December 31, 2023, we had 60 units related to bulk sales agreements associated with our wholesale business.
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
Liquidity and Capital Resources
Overview
As of December 31, 2025, we had $61.2 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of an acquisition and repurchase shares of our common stock. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping, and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of home sales revenues. In the later stages of an active community, cash inflows may exceed home sales revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Net Debt to Capital Ratio
As of December 31, 2025, our net debt to capital ratio was 43.2%. We use this ratio as a supplemental measure of financial leverage and capital efficiency. This ratio is calculated as net debt (which is total debt minus cash and cash equivalents) divided by net debt plus total equity. Our net debt to capital ratio reflects our balanced approach to financing growth while maintaining liquidity. We continue to monitor leverage levels in light of evolving market conditions to keep an eye on capital efficiency and shareholder value. At December 31, 2025, we were in compliance with all of the covenants contained in the Credit Agreement (as defined herein), including minimum tangible net worth, maximum leverage ratio, minimum liquidity amount, and minimum EBITDA to interest expense ratio, and with all of the covenants contained in the LGI Living Loan Agreement (as defined herein). As of December 31, 2025, $273.6 million was available to borrow under the Credit Agreement, providing ample liquidity to support operations and growth initiatives.
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

Material Cash Requirements
We are a party to many agreements that include contractual obligations and commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of December 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of principal and interest payments on our senior notes, notes payable and land banking financing arrangements, including our unsecured revolving credit facility, letters of credit and surety bonds and operating leases. We have no senior note maturities until 2028. We also enter into certain commitments to fund our existing or future unconsolidated joint ventures, letters of credit and other purchase obligations in the normal course of business. For more information regarding our primary obligations, refer to Note 5, “Accrued Expenses and Other Liabilities,” Note 6, “Notes Payable,” and Note 13, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for amounts outstanding as of December 31, 2025, related to accrued expenses and other liabilities, debt and commitments and contingencies, respectively.
In the ordinary course of business, we enter into land purchase contracts in order to procure land and lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These contracts typically require cash deposits and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, which may include obtaining applicable property and development entitlements or the completion of development activities and the delivery of finished lots. We also utilize contracts with land sellers as a method of acquiring lots and land in staged takedowns, which helps us manage the financial and market risk associated with land holdings and minimize the use of funds from our corporate financing sources. Such contracts generally require a non-refundable deposit for the right to acquire land or lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under purchase contracts during the initial feasibility period and receive a refund of our deposit, or we may terminate the contracts after the end of the feasibility period by forfeiting our cash deposit with no further financial obligations to the land seller. In addition, our deposit may also be refundable if the land seller does not satisfy all conditions precedent in the respective contract. As of December 31, 2025, we had $19.2 million of cash deposits pertaining to land purchase contracts for 8,952 lots with an aggregate purchase price of $285.7 million. Approximately $8.2 million of the cash deposits as of December 31, 2025 are secured by third-party guarantees or indemnity mortgages on the related property.
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of December 31, 2025, the borrowing base under the Credit Agreement was $1.9 billion, of which the maximum available to borrow was $1.9 billion. As of December 31, 2025, borrowings under the Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.6 billion, $19.5 million of letters of credit were outstanding and $273.6 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the

Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At December 31, 2025, the Applicable Margin was 1.85%, and SOFR was 3.72%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity amount and a minimum EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, (i) limit the amount of our additional debt and our ability to make certain investments and (ii) restrict the repurchase of shares and payment of dividends through December 31, 2026. At December 31, 2025, we were in compliance with all of the covenants contained in the Credit Agreement.
LGI Living Loan Agreement
On July 23, 2025, the Company’s indirect, wholly owned special purpose subsidiary LGI Living - SFR 1, LLC (“LGI Living SFR”) entered into a Loan Agreement (the “LGI Living Loan Agreement”) with Evergreen Residential Capital, LLC, as lender. The LGI Living Loan Agreement provides for a secured non-recourse loan for up to $50.0 million, which can be increased at the request of LGI Living SFR by up to$75.0 million (for a total of $125.0 million), subject to the terms and conditions of the LGI Living Loan Agreement.
As of December 31, 2025, the total amount of borrowings outstanding under the LGI Living Loan Agreement was $50.0 million. The loan matures on July 8, 2030 and bears interest at a rate of 6.433% per annum, which may be adjusted in connection with an increase in the amount of the loan. The loan is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The LGI Living Loan Agreement requires that the Company, as guarantor, maintain (i) liquidity of not less than 15% of the loan amount and (ii) maintain net worth in excess of 50% of the loan amount.
The loan is unconditionally guaranteed as to payment and performance by LGI Living - ER FIN, LLC, as the direct owner of the equity interests in LGI Living SFR, but recourse under such guaranty is limited to LGI Living - ER FIN, LLC’s equity interests in LGI Living SFR, which are pledged as collateral for the loan. The loan is also secured by a security interest in all assets of LGI Living SFR, including a mortgage lien on certain of LGI Living SFR’s real property. The LGI Living Loan Agreement includes certain restrictive covenants that may limit LGI Living SFR’s ability to, among other things, incur additional indebtedness or make certain investments. The LGI Living Loan Agreement contains representations and warranties, affirmative covenants, and events of default, all of which the Company believes are customary for special purpose subsidiary real estate secured loan agreements. If an event of default exists under the LGI Living Loan Agreement, the lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. At December 31, 2025, we were in compliance with all of the covenants contained in the LGI Living Loan Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements totaled $392.2 million as of December 31, 2025. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of December 31, 2025 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended December 31, 2025, we did not repurchase any shares of our common stock. During the year ended December 31, 2025, we repurchased 409,253 shares of our common stock at a total cost, including commissions and excise taxes, of $23.6 million, to be held as treasury stock. During the three months ended December 31, 2024, we did not repurchase any shares of our common stock. During the year ended December 31, 2024, we repurchased 307,867 shares of our common stock at a total cost, including commissions and excise taxes, of $30.8 million, to be held as treasury stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2018. As of December 31, 2025, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $140.0 million during the year ended December 31, 2025. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the year ended December 31, 2025 was primarily driven by cash outflow of $257.0 million in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity, an $18.8 million decrease in the net change in accrued expenses and other liabilities, a net decrease in accounts payable, partially offset by the $60.4 million increase in the net change in other assets and the $16.1 million increase in the net change related to pre-acquisition costs and deposits, inventory impairment, accounts receivable and compensation expense for equity awards.
Net cash used in operating activities was $143.7 million during the year ended December 31, 2024. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the year ended December 31, 2024 was primarily driven by cash outflow from the $365.9 million decrease in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and partially offset by net income of $196.1 million .
Investing Activities
Net cash provided by investing activities was $27.9 million during the year ended December 31, 2025, primarily due to $24.7 million in proceeds from the sale of property and equipment and $8.6 million in return of capital, partially offset by an additional $4.5 million investment in unconsolidated entities.
Net cash used in investing activities was $15.6 million during the year ended December 31, 2024, primarily due to additional investment in unconsolidated entities.

Financing Activities
Net cash provided by financing activities was $120.1 million during the year ended December 31, 2025, primarily driven by $668.7 million of borrowings under the Credit Agreement, offset by $493.0 million of repayments on our credit agreement then in effect and payments of $29.9 million related to a financing arrangement with a third-party land banker. In addition, during the year ended December 31, 2025, we repurchased $23.6 million of shares of our common stock under our stock repurchase program to be held as treasury stock.
Net cash provided by financing activities was $132.3 million during the year ended December 31, 2024, primarily driven by $592.3 million of borrowings under our credit agreement then in effect and $400.0 million of proceeds from the offering of our 2032 Senior Notes. These were partially offset by $760.0 million of repayments on our credit agreement then in effect and payments of $67.9 million related to a financing arrangement with a third-party land banker. In addition, during the year ended December 31, 2024, we repurchased $31.0 million of shares of our common stock under our stock repurchase program to be held as treasury stock.
Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage interest rates, which can significantly affect the affordability of mortgage financing to homebuyers. See “Industry and Economic Risks—Inflation could adversely affect our business and financial results” in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.
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

We use judgments and assumptions to recognize the appropriate amount of cost of sales by estimating the total land development costs. We use estimates which are affected by changes to the land development project’s schedule; the cost of labor, materials, and subcontractors; and potential cost reimbursements from various municipalities. Changes to estimated total remaining development costs subsequent to initial home closings in a community are allocated to the remaining unsold homes in the community on a prospective basis. Home construction costs and related carrying charges are allocated to the cost of individual homes using the specific identification method and are capitalized as they are incurred. Capitalized interest, property taxes, and other carrying costs are generally capitalized to real estate inventory from the point development begins to the point construction is completed. Costs associated with homes closed are charged to cost of sales simultaneously with revenue recognition. We believe that our policies provide for reasonably dependable estimates to be used in the calculation and reporting of land development and home construction costs.
Impairment of Real Estate Inventories
Real estate inventory is stated at cost unless the carrying value is not recoverable, in which case the inventory is written down to its fair value in accordance with ASC 360. At December 31, 2025, real estate inventory totaled $3.5 billion. During the year ended December 31, 2025, we recorded $6.7 million of impairment charges related to four communities out of 144 active communities. We evaluate each community for indicators of impairment on a quarterly basis. Our review considers, among other factors: gross margins realized on homes closed; trends in average sales prices and sales incentives; absorption rates; estimated costs to complete development and construction; projected margins on remaining homes to be sold; and local market and economic conditions. Our consolidated gross margin for the year was 20.7%. Because community-level cash flow projections are highly sensitive to changes in sales prices, incentives, construction costs and absorption rates, relatively moderate changes in these assumptions can materially impact projected profitability and the outcome of our impairment analysis. When indicators of impairment are present, we compare the carrying value of the community to its estimated undiscounted future cash flows. When estimating undiscounted cash flows, we make assumptions regarding expected home sales revenue, including the number of homes available, pricing, and incentives offered by us or by other builders in comparable communities; costs incurred to date and expected future costs such as land development, home construction, interest, indirect construction, and selling and marketing; the impact of any alternative product offerings on sales, pricing, or building costs; and potential alternative uses of the property. If the carrying value exceeds estimated undiscounted cash flows, the community is written down to its estimated fair value, which is determined using a discounted cash flow model and probability-weighted analysis. The most significant judgments in this analysis relate to projected sales prices, gross margins, and absorption rates. These assumptions are based on current market conditions, recent operating results and our expectations of future market performance. A sustained decline in home sales prices, an increase in incentives, higher construction or development costs, or a slowdown in absorption rates could result in additional impairment charges in future periods.
We purchase both finished lots and land to be developed. Generally, the life cycle of a community ranges from two to five years. For projects we develop, the period between the acquisition of a raw piece of land and completion of the development of that land generally ranges from two to four years. During the life of a project, a constructed home is used as the community information center and then sold. Actual individual community lives will vary based on the size of the community, the sales absorption rate, and whether the property was purchased as raw land or finished lots. Sustained changes in the life cycle of a community, which is an indicator used for impairment, may negatively impact our results of operations.
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
The primary assumption to record amounts accrued for our warranty liability is based upon a trailing 120 month period of historical warranty cost experience on a per house basis established based on (i) trends in historical warranty payment levels, (ii) the historical range of amounts paid per house, (iii) any warranty expenditures not considered to be normal and recurring, and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built, the geographic areas in which they are built, and potential impacts of our expansion. Our analysis also considers improvements in quality control and construction techniques expected to impact future warranty expenditures and the expertise of our personnel. Our warranty reserves are reviewed quarterly to assess the reasonableness and adequacy and we make adjustments to the balance of the pre-existing reserves, as needed, to reflect changes in trends and historical data as information becomes available. We decreased our warranty reserve by $1.6 million for the year ended December 31, 2025 and increased our warranty reserve by $2.5 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively.
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of December 31, 2025, we had $527.6 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of December 31, 2025 was SOFR plus 1.85%. At December 31, 2025, SOFR was 3.72%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $5.3 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of LGI Homes, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LGI Homes, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

Land development costs
Description of the Matter
For the year ended December 31, 2025, the Company’s cost of sales was approximately $1.3 billion, which includes construction costs of each closed home and allocable land acquisition and land development costs, capitalized interest, and other related costs. As discussed in Note 2 to the consolidated financial statements, land development costs that are not specifically identifiable to a home are allocated on a pro rata basis. At the time of home closings, land development activities may not be finalized. To recognize the appropriate amount of cost of sales, the Company estimates the total remaining development costs. Estimates are affected by changes to the land development project’s schedule; the cost of labor, materials, and subcontractors; and potential cost reimbursements from various municipalities.

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

To test the Company's land development cost measurement, our audit procedures included, among others, testing the significant assumptions used to develop the estimated costs to complete the land development projects and testing the completeness and accuracy of the underlying data. For example, we sampled the Company’s land development project budgets and agreed the estimated development costs and cost reimbursements to supporting documentation, including underlying contracts; and performed observational procedures to understand the completeness of development activities included in the estimated land development costs. In addition, we performed look back analyses to historical actual costs to assess management’s ability to estimate and performed sensitivity analyses of the significant assumptions to evaluate the changes in total costs of land development that would result from changes in these assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.
Houston, Texas
February 19, 2026

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$61,247	$53,197
Accounts receivable	32,467	28,717
Real estate inventory	3,520,563	3,387,853
Pre-acquisition costs and deposits	28,950	36,049
Property and equipment, net	107,145	57,038
Other assets	154,948	174,391
Deferred tax assets, net	9,904	9,271
Goodwill	12,018	12,018
Total assets	$3,927,242	$3,758,534

LIABILITIES AND EQUITY
Accounts payable	$16,179	$33,271
Accrued expenses and other liabilities	157,971	207,317
Notes payable	1,656,803	1,480,718
Total liabilities	1,830,953	1,721,306

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,789,678 shares issued and 23,133,086 shares outstanding as of December 31, 2025 and 27,644,413 shares issued and 23,397,074 shares outstanding as of December 31, 2024	277	276
Additional paid-in capital	347,308	337,161
Retained earnings	2,158,339	2,085,787
Treasury stock, at cost, 4,656,592 shares as of December 31, 2025 and 4,247,339 shares as of December 31, 2024	(409,635)	(385,996)
Total equity	2,096,289	2,037,228
Total liabilities and equity	$3,927,242	$3,758,534

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023

Home sales revenues	$1,705,504	$2,202,598	$2,358,580

Cost of sales	1,351,958	1,669,310	1,816,393
Selling expenses	162,149	199,950	191,582
General and administrative	111,621	121,192	117,350
Operating income	79,776	212,146	233,255
Other income, net	(18,710)	(46,767)	(28,499)
Net income before income taxes	98,486	258,913	261,754
Income tax provision	25,934	62,842	62,527
Net income	$72,552	$196,071	$199,227
Earnings per share:
Basic	$3.13	$8.33	$8.48
Diluted	$3.12	$8.30	$8.42

Weighted average shares outstanding:
Basic	23,188,965	23,529,724	23,507,136
Diluted	23,254,595	23,610,457	23,648,548

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE—December 31, 2022	27,245,278	$272	$306,673	$1,690,489	$(355,022)	$1,642,412
Net income	—	—	—	199,227	—	199,227
Restricted stock units granted for accrued annual bonuses	—	—	206	—	—	206
Compensation expense for equity awards	—	—	8,926	—	—	8,926
Stock issued under employee incentive plans	275,842	3	5,257	—	—	5,260
BALANCE—December 31, 2023	27,521,120	$275	$321,062	$1,889,716	$(355,022)	$1,856,031
Net income	—	—	—	196,071	—	196,071
Restricted stock units granted for accrued annual bonuses	—	—	786	—	—	786
Stock repurchase including excise tax	—	—	—	—	(30,974)	(30,974)
Compensation expense for equity awards	—	—	10,483	—	—	10,483
Stock issued under employee incentive plans	123,293	1	4,830	—	—	4,831
BALANCE—December 31, 2024	27,644,413	$276	$337,161	$2,085,787	$(385,996)	$2,037,228
Net income	—	—	—	72,552	—	72,552
Restricted stock units granted for accrued annual bonuses	—	—	540	—	—	540
Stock repurchase including excise tax	—	—	—	—	(23,639)	(23,639)
Compensation expense for equity awards	—	—	6,001	—	—	6,001
Stock issued under employee incentive plans	145,265	1	3,605	—	—	3,607
BALANCE— December 31, 2025	27,789,678	$277	$347,307	$2,158,339	$(409,635)	$2,096,289

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$72,552	$196,071	$199,227
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(1,928)	(13,302)	(12,834)
Distributions of earnings from unconsolidated entities	4,801	14,372	14,825
Depreciation and amortization	4,322	3,108	2,408
Gain on disposal of assets	(2,598)	(14,013)	(1,634)
Compensation expense for equity awards	6,001	10,483	8,926
Inventory impairment	6,717	—	—
Deferred income taxes	(633)	(1,108)	(1,977)
Changes in assets and liabilities:
Accounts receivable	(3,750)	12,602	(16,176)
Real estate inventory	(257,041)	(365,889)	(255,518)
Pre-acquisition costs and deposits	7,099	(5,695)	(5,322)
Other assets	60,420	3,851	23,033
Accounts payable	(17,092)	1,655	6,330
Accrued expenses and other liabilities	(18,843)	14,126	(18,256)
Net cash used in operating activities	(139,973)	(143,739)	(56,968)
Cash flows from investing activities:
Purchases of property and equipment	(924)	(1,952)	(1,443)
Proceeds from sale of property and equipment	24,700	25,441	—
Investment in unconsolidated entities	(4,451)	(7,869)	(17,889)
Return of capital from unconsolidated entities	8,613	—	5,684
Net cash provided by (used in) investing activities	27,938	15,620	(13,648)
Cash flows from financing activities:
Proceeds from notes payable	668,695	992,313	887,283
Payments on notes payable	(493,000)	(760,000)	(746,000)
Proceeds from financing arrangements	—	—	50,402
Payments on financing arrangements	(29,937)	(67,850)	(95,027)
Loan issuance costs	(5,641)	(5,982)	(14,322)
Proceeds from sale of stock, net of offering expenses	3,607	4,831	5,260
Stock repurchase	(23,639)	(30,974)	—
Net cash provided by financing activities	120,085	132,338	87,596
Net increase in cash and cash equivalents	8,050	4,219	16,980
Cash and cash equivalents, beginning of period	53,197	48,978	31,998
Cash and cash equivalents, end of period	$61,247	$53,197	$48,978

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
Real Estate Inventory
Inventory consists of land, land under development, finished lots, information centers, homes in progress, completed homes and real estate not owned. Inventory is stated at cost unless the carrying amount is determined not to be recoverable, in which case the affected inventory is written down to fair value.Land, development and other project costs, including interest and property taxes incurred during development and home construction, net of expected reimbursable development costs, are capitalized to real estate inventory. Land development and other common costs that benefit the entire community, including field construction supervision and related direct overhead, are allocated to individual lots or homes, as appropriate. The costs of lots are transferred to homes in progress when home construction begins. Home construction costs and related carrying charges are allocated to the cost of individual homes using the specific identification method. Costs that are not specifically identifiable to a home are allocated on a pro rata basis, which we believe approximates the costs that would be determined using an allocation method based on relative sales values since the individual lots or homes within a community are similar in value. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining unsold lots and homes in the community on a pro rata basis. Inventory costs for completed homes are expensed to cost of sales as homes are closed.
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
We evaluate our actively selling communities for indicators of inventory impairment on a quarterly basis. Inventory is written down when the estimated fair value is less than its carrying amount. Indicators of impairment include, but are not limited to, significant decreases in gross margins on homes closed, significant downward trends in average selling prices, significant reductions in absorption, and operating cash flow losses at the community level.
When impairment indicators are present, we analyze cash flows at the lowest level for which there are identifiable cash flows, which we have concluded is the community level. If the undiscounted cash flows are less than the community’s carrying value, we estimate the fair value using the estimated future discounted cash flows of the respective communities and applying a probability-weighted approach to determine the estimated future discounted cash flows. A community with a fair value less than its carrying value is impaired and is written down to its calculated fair value. Any losses identified are presented in our costs of goods sold and are not subsequently reversed.
During the year ended December 31, 2025, the Company tested 15 out of 144 communities and we determined that inventory with a carrying value before impairment of $29.6 million, related to four actively selling communities in our Central, Midwest and Florida operating segments were impaired. As a result, we recorded inventory impairment charges of $6.7 million for the year ended December 31, 2025. There were no inventory impairment charges recorded for the years ended December 31, 2024 and 2023.
We make various assumptions about the underlying factors impacting a project’s financial performance when estimating undiscounted cash flows, including the following: expected home sales revenue, absorption pace, average sales price of homes offered for sale, the costs incurred to date and the anticipated spend remaining to complete the project, including, but not limited to, land and land development costs, home construction costs, interest and overhead costs. The key assumptions relating to estimating future cash flows are impacted by both local market and national economic conditions, which contain inherent uncertainties. Our quarterly assessments reflect management’s best estimates. However, there are inherent uncertainties in these estimates and in our operations and industry, as discussed in Item 1A. Risk Factors of this Annual Report on Form 10‑K. As a result, we cannot predict if future impairments will occur or determine the potential magnitude of any such impairments. In addition, the selection of discount rates involves significant judgment, and variations in these rates can materially affect the outcome of our fair value analyses.
Capitalized Interest
Interest and other financing costs are capitalized as cost of inventory during community development and home construction activities, in accordance with Accounting Standards Codification (“ASC”) Topic 835, Interest and expensed in cost of sales as homes in the community are closed. To the extent the debt exceeds qualified assets, a portion of the interest incurred is expensed.
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
Under ASC Topic 810, Consolidation (“ASC 810”), a nonrefundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. Non-refundable land purchase and lot option deposits generally represent our maximum exposure if we elect not to purchase the optioned property. In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to close. Such costs are classified as preacquisition costs, which we would have to absorb should the option not be exercised. Therefore, whenever we enter into a land option or purchase contract with an entity and make a nonrefundable deposit, we may have a variable interest in a variable interest entity (“VIE”). In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE and would consolidate the VIE if we are deemed to be the primary beneficiary. As of December 31, 2025 and 2024, we were not deemed to be the primary beneficiary for any VIEs associated with non-refundable land deposits.
Deferred Loan Costs
Deferred loan costs represent debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
Other Assets
Other assets consist primarily of land held for sale, municipal utility district reimbursements, prepaid insurance, prepaid expenses, financing arrangement commitment fees, right-of-use (“ROU”) assets, investments in unconsolidated entities, forward commitments and other receivables. Prepaid insurance and prepaid expenses were $14.9 million and $14.1 million as of December 31, 2025 and 2024, respectively.
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
Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on judgments as to the future undiscounted operating cash flows to be generated from these assets throughout the remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, impairment is recognized for the excess of the carrying value over its fair value. There were no impairments of property, equipment and leasehold improvements recorded during the years ended December 31, 2025, 2024, and 2023.
Goodwill
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill in accordance with ASC 805, Business Combinations. Goodwill that do not have finite lives are not amortized, but are assessed for impairment at least annually or more frequently if certain impairment indicators are present. The $12.0 million of goodwill is related to the reorganization transactions completed in connection with the initial public offering of our common stock in November 2013. In applying the goodwill impairment test, we have the option to perform a qualitative test. Under the optional qualitative test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing a quantitative test is necessary. Annually, we have performed a qualitative analysis and determined that it is not “more likely than not” that the fair values of the reporting units were less than their carrying amounts. No goodwill impairment charges were recorded in 2025, 2024, and 2023.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $40.2 million, $43.6 million, and $33.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, (2) the amount of income taxes paid (net of refunds received) (disaggregated by federal, state, and foreign taxes) as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid net of refunds, (3) the income or loss from continuing operations before income tax expense or benefit (disaggregated between domestic and foreign) and (4) income tax expense or benefit from continuing operations (disaggregated by federal, state and foreign). The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, while retrospective application is permitted. We applied the amendment on a prospective basis. See Note 7 .
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
3.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	December 31,
	2025	2024
Land, land under development and finished lots	$2,601,578	$2,287,352
Information centers	61,940	57,622
Homes in progress	261,850	325,579
Completed homes	587,219	680,160
Total owned inventory	3,512,587	3,350,713
Real estate not owned	7,976	37,140
Total real estate inventory	$3,520,563	$3,387,853
Our real estate not owned relates to land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. See “Real Estate Inventory” under Note 2 for more information.
4.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	December 31,
	2025	2024

Rental properties	$107,152	$54,435
Computer software and equipment	5,661	4,937
Leasehold improvements	1,799	1,799
Furniture and fixtures	3,033	2,906
Machinery and equipment	301	261
Total property and equipment	117,946	64,338
Less: Accumulated depreciation	(10,801)	(7,300)
Property and equipment, net	$107,145	$57,038
We build and lease a number of single-family homes in select, existing communities. During the years ended December 31, 2025 and 2024, we transferred $77.1 million and $25.1 million, respectively, of home assets from real estate inventory to rental properties within property and equipment, net. During the year ended December 31, 2025, we had a sale of

103 currently or previously leased single-family homes and realized gains of $4.9 million included in Other Income, net. We are lessors of the homes representing these home assets.
Depreciation expense incurred for the years ended December 31, 2025, 2024, and 2023 was $4.3 million, $3.1 million, and $2.4 million, respectively.
5.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Real estate inventory development and construction payable	$57,103	$48,019
Taxes payable	9,704	43,076
Land banking financing arrangements	7,976	37,140
Accrued compensation, bonuses and benefits	14,677	18,653
Warranty reserve	14,500	16,100
Accrued interest	14,223	13,560
Inventory related obligations	11,641	8,779
Lease liability	5,139	6,134
Contract deposits	5,845	4,143
Other	17,163	11,713
Total accrued expenses and other liabilities	$157,971	$207,317
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
Changes to our warranty accrual are as follows (in thousands):

	December 31,
	2025	2024	2023
Warranty reserves, beginning of period	$16,100	$13,600	$10,750
Warranty provision	1,789	7,609	8,510
Warranty expenditures	(3,389)	(5,109)	(5,660)
Warranty reserves, end of period	$14,500	$16,100	$13,600

6.     NOTES PAYABLE
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of December 31, 2025, the borrowing base under the Credit Agreement was $1.9 billion, of which the maximum available to borrow was $1.9 billion. As of December 31, 2025, borrowings under the Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.6 billion, $19.5 million of letters of credit were outstanding and $273.6 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At December 31, 2025, the Applicable Margin was 1.85%, and SOFR was 3.72%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity amount and a minimum EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, (i) limit the amount of our additional debt and our ability to make certain investments and (ii) restrict the repurchase of shares and payment of dividends through December 31, 2026. At December 31, 2025, we were in compliance with all of the covenants contained in the Credit Agreement.
LGI Living Loan Agreement
On July 23, 2025, the Company’s indirect, wholly owned special purpose subsidiary LGI Living - SFR 1, LLC (“LGI Living SFR”) entered into a Loan Agreement (the “LGI Living Loan Agreement”) with Evergreen Residential Capital, LLC, as lender. The LGI Living Loan Agreement provides for a secured non-recourse loan for up to $50.0 million, which can be increased at the request of LGI Living SFR by up to $75.0 million (for a total of $125.0 million), subject to the terms and conditions of the LGI Living Loan Agreement.
As of December 31, 2025, the total amount of borrowings outstanding under the LGI Living Loan Agreement was $50.0 million. The loan matures on July 8, 2030 and bears interest at a rate of 6.433% per annum, which may be adjusted in connection with an increase in the amount of the loan. The loan is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The LGI Living Loan Agreement requires that the Company maintain, as guarantor, (i) liquidity of not less than 15% of the loan amount and (ii) maintain net worth in excess of 50% of the loan amount.
The loan is unconditionally guaranteed as to payment and performance by LGI Living - ER FIN, LLC, as the direct owner of the equity interests in LGI Living SFR, but recourse under such guaranty is limited to LGI Living - ER FIN, LLC’s equity interests in LGI Living SFR, which are pledged as collateral for the loan. The loan is also secured by a security interest in all assets of LGI Living SFR, including a mortgage lien on certain of LGI Living SFR’s real property. The LGI Living Loan Agreement includes certain restrictive covenants that may limit LGI Living SFR’s ability to, among other things, incur additional indebtedness or make certain investments. The LGI Living Loan Agreement contains representations and warranties, affirmative covenants, and events of default, all of which the Company believes are customary for special purpose subsidiary real estate secured loan agreements. If an event of default exists under the LGI Living Loan Agreement, the lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. At December 31, 2025, we were in compliance with all of the covenants contained in the LGI Living Loan Agreement.
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
Notes payable consist of the following (in thousands):

	December 31,
	2025	2024
Notes payable under the Credit Agreement ($1.1825 billion revolving credit facility at December 31, 2025, maturing in part on April 28, 2028 and in part on April 28, 2029, with interest paid monthly at SOFR plus 1.85%; $1.205 billion revolving credit facility at December 31, 2024, maturing in part on April 28, 2025 and in part on April 28, 2028, with interest paid monthly at SOFR plus 1.85%)	$527,641	$401,946
Loan payable under the LGI Living Loan Agreement maturing on July 8, 2030; with interest paid monthly at an annual rate of 6.433%	50,000	—
8.750% Senior Notes due December 15, 2028; interest paid semi-annually at 8.750%	400,000	400,000
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
7.000% Senior Notes due November 15, 2032; interest paid semi-annually at 7.000%	400,000	400,000
Net debt issuance costs	(20,838)	(21,228)
Total notes payable	$1,656,803	$1,480,718

As of December 31, 2025, the annual aggregate maturities of notes payable during each of the next five fiscal years are as follows (in thousands):

Amount
2026	$—
2027	—
2028	493,703
2029	733,938
2030	50,000
Thereafter	400,000
Total notes payable	$1,677,641
Less: Net debt issuance costs	(20,838)
Net notes payable	$1,656,803
Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest incurred	$126,847	$119,009	$87,604
Less: Amounts capitalized	(126,847)	(119,009)	(87,604)
Interest expense	$—	$—	$—

Cash paid for interest	$120,533	$112,984	$80,963
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $9.9 million, $14.0 million and $13.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
7.     INCOME TAXES
All of the Company’s operations are domestic. We do not have foreign subsidiaries or foreign operations therefore, no foreign income taxes are incurred or reported.
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$21,601	$53,114	$54,013
State	4,966	10,836	10,492
Current tax provision	26,567	63,950	64,505
Deferred:
Federal	(437)	(931)	(1,638)
State	(196)	(177)	(340)
Deferred tax provision (benefit)	(633)	(1,108)	(1,978)
Total income tax provision	$25,934	$62,842	$62,527

Income taxes paid (net of refunds) consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$54,500	$24,500	$85,458
State
Florida	—	2,485	—
California	—	3,103	—
Other states (combined)	7,887	5,295	10,838
Total net cash paid for income taxes	$62,387	$35,383	$96,296
State taxes for Florida and California did not exceed the 5% threshold for net income taxes paid in 2025 and 2023.
Domestic net income before income taxes and related income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic (U.S.)	$98,486	$258,913	$261,754
Total net income before income taxes	$98,486	$258,913	$261,754
A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025			2024		2023
Tax at federal statutory rate	$20,682		21.0%	$54,372	21.0%	$54,968	21.0%
State income taxes (net of federal benefit)	3,877		3.9	8,448	3.3	8,052	3.1
Stock-based compensation	798		0.8	(93)	—	(2,230)	(0.9)
Non deductible expenses and other	1,167		1.2	2,054	0.8	3,033	1.2
Change in tax rates - deferred taxes	(403)		(0.4)	(187)	(0.1)	(89)	—
Federal energy efficient homes tax credits	(187)		(0.2)	(1,752)	(0.7)	(1,207)	(0.5)
Tax at effective rate	$25,934	2593400000.0%	26.3%	$62,842	24.3%	$62,527	23.9%
The 2025 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings and non-deductible salaries related to Section 162(m) of the U.S. Internal Revenue Code, as amended (the “Code”). The 2024 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings and non-deductible salaries related to Section 162(m) of the Code, partially offset by the windfalls for share-based payments and benefits associated with the federal energy efficient homes tax credits (the “45L Tax Credits”). The 2023 effective tax rate differs from the federal statutory rate primarily due to state income tax expense on current year earnings and non-deductible salaries related to Section 162(m) of the Code, partially offset by benefits associated with the 45L Tax Credits and the windfalls for share-based payments.
Income tax expense for 2025, 2024, and 2023 includes a benefit of $0.2 million, $1.8 million and $1.2 million, respectively, associated with the 45L Tax Credits. The 45L Tax Credits provision applies to qualifying homes closed through December 31, 2025.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of net deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accruals and reserves	$4,641	$5,752
Stock-based compensation	2,893	3,136
Inventory	3,750	1,531
Leases	956	1,181
Other	3,624	2,938
Total deferred tax assets	15,865	14,538
Deferred tax liabilities:
Prepaids	$(1,382)	$(1,075)
Leases	(1,127)	(1,305)
Goodwill and other assets amortized for tax	(1,400)	(1,258)
Tax depreciation in excess of book depreciation	(1,250)	(885)
Other	(802)	(744)
Total deferred tax liabilities	(5,961)	(5,267)
Total net deferred tax assets	$9,904	$9,271
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
8. EQUITY
We are authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2025 and 2024, no shares of preferred stock were issued or outstanding.
At December 31, 2025, we had 27,789,678 shares of common stock issued and 23,133,086 shares of common stock outstanding, including 4,656,592 treasury shares of our common stock. At December 31, 2024, we had 27,644,413 shares of common stock issued and 23,397,074 shares of common stock outstanding, including 4,247,339 treasury shares of our common stock.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended December 31, 2025, we did not repurchase any shares of our common stock. During the year ended December 31, 2025, we repurchased 409,253 shares of our common stock at a total cost, including commissions and excise taxes, of $23.6 million, to be held as treasury stock. During the three months ended December 31, 2024, we did not repurchase any shares of our common stock. During the year ended December 31, 2024, we repurchased 307,867 shares of our common stock at a total cost, including commissions and excise taxes, of $30.8 million, to be held as treasury stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2018. As of December 31, 2025, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program.

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023
Numerator (in thousands):
Net income (Numerator for basic and diluted earnings per share)	$72,552	$196,071	$199,227
Denominator:
Basic weighted average shares outstanding	23,188,965	23,529,724	23,507,136
Effect of dilutive securities:
Stock-based compensation units	65,630	80,733	141,412
Diluted weighted average shares outstanding	23,254,595	23,610,457	23,648,548

Basic earnings per share	$3.13	$8.33	$8.48
Diluted earnings per share	$3.12	$8.30	$8.42
Antidilutive non-vested restricted stock units excluded from calculations of diluted earnings per share	47,436	46,146	11,412
9.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
A total of 2,680,172 shares of our common stock have been reserved for issuance under the LGI Homes, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Incentive Plan”). There were 222,828 restricted stock units (“RSUs”) outstanding at December 31, 2025, issued at a $0.00 exercise price.
The following table summarizes the activity of our time-vested RSUs:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	146,239	$100.93
Granted	48,946	$109.47
Vested	(53,894)	$71.84
Forfeited	(7,932)	$115.05
Balance at December 31, 2023	133,359	$114.98
Granted	105,350	$104.63
Vested	(28,100)	$138.06
Forfeited	(15,656)	$108.24
Balance at December 31, 2024	194,953	$106.60
Granted	107,305	$64.65
Vested	(13,297)	$92.22
Forfeited	(66,133)	$109.14
Balance at December 31, 2025	222,828	$86.51
In 2025, we issued 29,063 RSUs to senior management for the time-based portion of our 2025 long-term incentive compensation program and 31,521 RSUs for 2024 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2024, we issued 17,767 RSUs to senior management for the time-based portion of our 2024 long-term incentive compensation program and 30,876 RSUs for 2023 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In 2023, we issued 22,912 RSUs to senior management for the time-based portion of our 2023 long-term incentive compensation program and 8,256 RSUs for 2022 annual bonuses to managers, which generally cliff vest on the third anniversary of the grant date. In addition, during the years ended December 31, 2025, 2024, and 2023, we issued 46,721, 56,707 and 17,778 RSUs, respectively, to certain employees, executives and non-employee directors, which vest over periods ranging from one to three years. Under the terms of the grant award agreements, all of the RSUs may only be settled in shares of our common stock.
Performance-Based Restricted Stock Units
The Compensation Committee of the Board has granted awards of performance-based RSUs (“PSUs”) under the 2013 Incentive Plan to certain members of senior management based on three-year performance cycles. At December 31, 2025, there were 248,122 PSUs outstanding that have been granted to certain members of management at a $0.00 exercise price. The PSUs provide for shares of our common stock to be issued based on the attainment of certain performance metrics over the applicable three-year periods. The number of shares of our common stock that may be issued to the recipients for the PSUs range from 0% to 200% of the target amount depending on actual results as compared to the target performance metrics. The terms of the PSUs provide that the payouts will be capped at 100% of the target number of PSUs granted if absolute total stockholder return is negative during the performance period, regardless of EPS performance; this market condition applies for amounts recorded above target. The compensation expense associated with the PSU grants is determined using the derived grant date fair value, based on a third-party valuation analysis, and expensed over the applicable period. The PSUs vest upon the determination date for the actual results at the end of the three-year period and require that the recipients continue to be employed by us through the determination date. The PSUs can only be settled in shares of our common stock.
The following table summarizes the activity of our PSUs for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	196,770	$111.38
Granted	116,227	$75.09
Vested	—	$—
Forfeited	(64,875)	$118.8
Balance at December 31, 2025	248,122	$92.92
We recognized $(1.6) million, $4.3 million and $2.9 million of total stock-based compensation expense related to outstanding PSUs for the years ended December 31, 2025, 2024, and 2023, respectively. PSUs granted in 2022 were forfeited based on actual results as compared to the target performance metrics. At December 31, 2025, we had unrecognized compensation cost of $0.6 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 0.3 years. PSUs granted in 2025 and 2024 are excluded from the calculation of diluted EPS as they are subject to unsatisfied performance conditions.
Employee Stock Purchase Plan
The LGI Homes, Inc. Employee Stock Purchase Plan (the “ESPP”) provides for employees to make quarterly elections for payroll withholdings to purchase shares of our common stock at a 15% discount from the closing price of our common stock on the purchase date, which is the last business day of each calendar quarter. On April 24, 2025, our stockholders approved and authorized 500,000 additional shares of our common stock that may be sold under the ESPP. The maximum number of shares of our common stock that may be sold under the ESPP is 1,000,000 shares.
During the years ended December 31, 2025, 2024, and 2023, we issued 79,132, 54,794 and 53,078 shares of our common stock to the ESPP participants. We received net proceeds of approximately $3.6 million, $4.8 million and $5.3 million related to the ESPP for 2025, 2024, and 2023, respectively. We recognized $0.6 million in stock compensation expense related to the ESPP for 2025 and $0.9 million in stock compensation expense related to the ESPP for each of 2024 and 2023. The ESPP contributions are not refundable (other than in the case of termination of employment) and, therefore, the shares purchasable with the amounts withheld are included in weighted-average shares outstanding for both basic and diluted earnings per share.
As of December 31, 2025, 471,927 shares of our common stock remain available for issuance under the ESPP.
10.    FAIR VALUE DISCLOSURES
ASC 820, Fair Value Measurements, defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. Fair value is determined based on the principal market for the asset or liability, or, in the absence of a principal market, most advantageous market. The principal market is the market with the greatest volume and level of activity for the assets or liability, regardless of of whether the Company ultimately transacts in that market. As a result, a fair value determined under this exit price concept may differ from the transaction price or quoted market price for the asset or liability.
ASC 820 establishes a framework for measuring fair value under GAAP, expands disclosure requirements for fair value measurements, and establishes a three-level fair value hierarchy that prioritizes the inputs used in valuation techniques. The hierarchy requires the use of observable inputs when available and the minimization of unobservable inputs. The three levels of the fair value hierarchy are as follows:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3 - Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
The Company uses fair value measurements to account for certain assets and liabilities in its consolidated financial statements. Fair value measurements are applied on both a recurring basis, such as for certain financial instruments, and on a nonrecurring basis, such as when measuring assets subject to impairment.
Fair value measurements on a nonrecurring basis occur when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, including impairment of long-lived assets and inventory. These nonrecurring fair value measurements are generally classified within Level 3 of the fair value hierarchy due to the use of significant observable inputs.
During the year ended December 31, 2025, the Company recorded impairment charges related to inventory, which were measured at fair value and classified within Level 3 of the fair value hierarchy.
The fair value of the impaired assets was determined using valuation techniques that included discounted cash flow models and other market-based approaches. Significant unobservable inputs used in these valuations included estimated future selling prices, projected costs, absorption rates, expected holding periods and discount rates reflecting market participant assumptions. Changes in these assumptions could have a material impact on the estimated fair value and the amount of impairment recognized.
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and certain accrued liabilities, approximate fair value due to the short-term nature of these instruments.
As of December 31, 2025, the carrying value of amounts outstanding under the Credit Agreement approximated fair value due to the variable interest rate, which adjusts based on market interest rates and the Company’s leverage ratio.
The fair value of the 2028 Senior Notes, the 2029 Senior Notes, the 2032 Senior Notes and the LGI Living Loan Agreement was estimated by discounting future contractual cash flows using market rates for similar instruments within the homebuilding industry. The fair value measurements are classified as Level 2 within the fair value hierarchy.
The following table below presents the Company’s liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2025 and December 31, 2024 (in thousands):

		December 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2028 Senior Notes (1)	Level 2	$400,000	$437,152	$400,000	$436,783
2029 Senior Notes (1)	Level 2	$300,000	$286,726	$300,000	$274,692
2032 Senior Notes (1)	Level 2	$400,000	$437,114	$400,000	$421,247
LGI Living Loan Agreement(1)	Level 2	$50,000	$52,181	$—	$—
(1)See Note 4 for more details regarding the offerings of the 2028 Senior Notes, the 2029 Senior Notes, and the 2032 Senior Notes and the LGI Living Loan Agreement.
11.     RETIREMENT BENEFITS
Our employees are eligible to participate in a 401(k) savings plan. Employees are eligible to participate beginning in the quarterly period after completing 30 days of service and attaining the age of 21. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum permitted by law. We may make a discretionary match of up to 100% of the first 4% of an eligible employee’s deferral, not to exceed the maximum allowed by law. For the years ended December 31, 2025, 2024, and 2023, our matching contributions were $4.1 million, $4.5 million and $4.4 million, respectively.

12.     RELATED PARTY TRANSACTIONS
The Company has entered into forward purchase commitments with LoanDepot, Inc. Parent, the co-owner of the LGI Mortgage Solutions joint venture in which the Company holds a 50% interest. The commitments relate to mortgage products originated by the LGI Mortgage Solutions joint venture for the Company’s homebuyers and were entered into as part of an interest rate buydown program designed to reduce the effective interest rate for borrowers. Total commitments during 2025 were $173.0 million, with $18.8 million unsettled at December 31, 2025 included in Other Assets. These transactions are considered related-party due to LoanDepot, Inc. Parent’s ownership and influence over the LGI Mortgage Solutions joint venture.
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
LGI Living Loan Agreement
On July 23, 2025, the Company’s indirect, wholly owned special purpose subsidiary LGI Living SFR entered into the LGI Living Loan Agreement with Evergreen Residential Capital, LLC, as lender. The loan under the LGI Living Loan Agreement is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The LGI Living Loan Agreement requires that the Company, as guarantor, maintain (i) liquidity of not less than 15% of the loan amount and (ii) maintain net worth in excess of 50% of the loan amount.
The loan under the LGI Living Loan Agreement is secured by certain of LGI Living SFR’s single-family rental properties. The LGI Living Loan Agreement provides for a secured non-recourse loan for up to $50.0 million, which can be increased at the request of LGI Living SFR by up to $75.0 million (for a total of $125.0 million), subject to the terms and conditions of the LGI Living Loan Agreement. As of December 31, 2025, LGI Living SFR had $50.0 million of borrowings outstanding under the LGI Living Loan Agreement.
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

	December 31,
	2025	2024
Land deposits and option payments(1)	$19,187	$29,040
Commitments under the land purchase option and deposit contracts if the purchases are consummated(1)	285,654	653,861
Lots under land options and land purchase contracts(1)	8,952	17,582
(1)Includes land banking financing arrangements, see Note 2 and Note 3 for more details regarding real estate not owned.
As of December 31, 2025 and December 31, 2024, approximately $8.2 million and $10.4 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.

Lease Obligations
We recognize lease obligations and associated ROU assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $4.7 million and $5.6 million as of December 31, 2025 and December 31, 2024, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.1 million and $6.1 million as of December 31, 2025 and December 31, 2024, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, totaled $2.0 million, $2.4 million and $2.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases during the years ended December 31, 2025 and 2024 was $2.5 million and $1.9 million, respectively. As of December 31, 2025, the weighted-average discount rate was 5.9% and our weighted-average remaining life was 1.9 years. We do not have any significant lease contracts that have not yet commenced at December 31, 2025.
The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2025 (in thousands):

Year Ending December 31,	Operating leases
2026	$1,882
2027	1,675
2028	1,188
2029	532
2030	288
Thereafter	110
Total	5,675
Lease amount representing interest	(536)
Present value of lease liabilities	$5,139
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $392.2 million (including $19.5 million of letters of credit issued under the Credit Agreement) and $377.5 million (including $24.5 million of letters of credit issued under the credit agreement then in effect) at December 31, 2025 and December 31, 2024, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
As of December 31, 2025, we had two equity-method real estate joint ventures and four additional joint ventures engaged primarily to provide services, such as mortgage and insurance, to our homebuyers. As of December 31, 2025 and 2024, we have a total of $21.2 million and $28.3 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities was $1.9 million, $13.3 million and $12.8 million, within other income, net on the statement of operations for the years ended December 31, 2025, 2024, and 2023, respectively.

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
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Year Ended December 31,
	2025	2024	2023
Retail home sales revenues	$1,475,173	$2,038,520	$2,156,237
Wholesale home sales revenues	230,331	164,078	202,343
Total home sales revenues	$1,705,504	$2,202,598	$2,358,580
Our home sales revenues are disaggregated by geography, based on our determined reportable segments.
The following table presents our home sales revenues disaggregated by geography, based on our determined reportable segments in Note 15 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Central	$419,240	$564,608	$730,688
Southeast	472,150	538,170	556,808
Northwest	188,969	258,407	251,171
West	387,232	472,655	381,102
Florida	237,913	368,758	438,811
Home sales revenues	$1,705,504	$2,202,598	$2,358,580
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

15.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West and Florida divisions) that we aggregate into five qualifying reportable segments at December 31, 2025: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way we evaluate our business performance and manage our operations.
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

Financial information relating to our reportable segments was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues:
Central	$419,240	$564,608	$730,688
Southeast	472,150	538,170	556,808
Northwest	188,969	258,407	251,171
West	387,232	472,655	381,102
Florida	237,913	368,758	438,811
Total home sales revenues	$1,705,504	$2,202,598	$2,358,580

Cost of sales:
Central	$329,825	$433,932	$556,664
Southeast	363,880	389,626	416,579
Northwest	158,824	199,217	197,637
West	296,863	359,406	304,550
Florida	202,566	287,129	340,963
Total cost of sales	$1,351,958	$1,669,310	$1,816,393

Other segment items(1):
Central	$65,640	$63,988	$87,728
Southeast	60,571	63,265	61,235
Northwest	26,995	33,277	29,850
West	56,837	61,036	47,429
Florida	41,875	51,274	49,524
Corporate(2)	3,142	1,535	4,667
Total other segment items	$255,060	$274,375	$280,433

Net income (loss) before income taxes:
Central	$23,776	$66,688	$86,296
Southeast	47,699	85,279	78,994
Northwest	3,150	25,913	23,684
West	33,532	52,213	29,123
Florida	(6,529)	30,355	48,324
Corporate	(3,142)	(1,535)	(4,667)
Total net income before income taxes	$98,486	$258,913	$261,754
(1)Other segment items reflects other sources of income and expense, including selling expenses, general and administrative expenses and other income, net.
(2)The Corporate balance consists of general and administrative unallocated costs for various shared service functions and non-strategic other income.

	December 31,
	2025	2024
Assets:
Central	$1,162,355	$1,096,500
Southeast	801,556	733,339
Northwest	598,193	567,088
West	800,548	759,042
Florida	452,555	480,921
Corporate (1)	112,035	121,644
Total assets	$3,927,242	$3,758,534
(1)The Corporate balance consists primarily of investments in unconsolidated entities.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In connection with respect to the preparation of the Company’s annual consolidated financial statements, and the processes under which they were prepared, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 COSO framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of LGI Homes, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited LGI Homes, Inc.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LGI Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Houston, Texas
February 19, 2026

ITEM 9B.     OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Retention Arrangements and Annual Cash Bonus Plan Modification
On February 13, 2026, in order to enhance the retention of certain key officers of the Company, the Compensation Committee of the Board authorized and approved retention arrangements with the executive officers of the Company and certain other officers of the Company. Certain officers of the Company and one executive officer (Mr. Garber) will receive a one-time cash payment during the first quarter of 2026. Mr. Garber will receive a one-time cash payment of $150,000. The other executive officers of the Company (Messrs. Lipar, Snider and Merdian) and one other officer of the Company have their one-time cash payments tied to the Company’s Net Debt to Capitalization as of June 30, 2026. The target payment for Messrs. Lipar, Snider and Merdian is $600,000, $350,000 and $300,000, respectively. If the Company’s Net Debt to Capitalization as of June 30, 2026 is: greater than 45%, then the cash payment is 50% of target; between 40% and 45%, then the cash payment is 100% of target; and below 40%, then the cash payment is 150% of target. All of the retention cash payments are subject to payback if the recipient voluntarily leaves the Company before December 31,2026.

In addition, the Compensation Committee of the Board modified the potential bonus to be paid under the Company’s 2026 annual cash bonus plan for all participants in the plan including, Messrs. Lipar, Snider, Merdian, and Garber. Such participants will receive an additional bonus equal to 25% of such participant’s 2026 bonus paid under the Company’s annual cash bonus plan if the Company’s return on equity (ROE) for 2026 is above 10%. ROE for purposes of this potential bonus is defined as the Company’s net income for the fiscal year ended December 31, 2026 as reported in the Company’s audited Statement of Operations for the fiscal year ended December 31, 2026 divided by the average of the Company’s total equity as of March 31, 2026, June 30, 2026, September 30, 2026, and December 31, 2026 as reported in the respective Balance Sheet of the Company for each such date.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2026 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 11.     EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2026 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2026 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2026 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2026 annual meeting of stockholders of LGI Homes, Inc. pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Equity from December 31, 2022 to December 31, 2025
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023

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

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.4+
Amendment No. 1 to the LGI Homes, Inc. 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on April 29, 2025).

10.5
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

10.6
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

10.8
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

10.9
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

10.10
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

10.11
Sixth Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 28, 2025, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on April 30, 2025).

10.12
Letter Agreement, dated as of June 2, 2025, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on August 5, 2025).

10.13
Letter Agreement, dated as of August 1, 2025, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on August 5, 2025).

10.14	LGI Homes, Inc. Change in Control Severance Agreement
19.1
Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on February 26, 2025).

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

LGI Homes, Inc.

Date:	February 19, 2026	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lipar	Chief Executive Officer and Chairman of the Board	February 19, 2026
Eric Lipar	(Principal Executive Officer)

/s/ Charles Merdian	Chief Financial Officer and Treasurer	February 19, 2026
Charles Merdian	(Principal Financial and Accounting Officer)

/s/ Ryan Edone	Director	February 19, 2026
Ryan Edone

/s/ Shailee Parikh	Director	February 19, 2026
Shailee Parikh

/s/ Bryan Sansbury	Director	February 19, 2026
Bryan Sansbury

/s/ Maria Sharpe	Director	February 19, 2026
Maria Sharpe

/s/ Steven Smith	Director	February 19, 2026
Steven Smith

/s/ Robert Vaharadian	Director	February 19, 2026
Robert Vaharadian