Form 10-Q
period 2026-03-31
LGI Homes, Inc.
filed 2026-04-28
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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

As of April 23, 2026, there were 23,232,279 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$60,860	$61,247
Accounts receivable	45,011	32,467
Real estate inventory	3,540,731	3,520,563
Pre-acquisition costs and deposits	24,970	28,950
Property and equipment, net	124,805	107,145
Other assets	192,849	154,948
Deferred tax assets, net	8,921	9,904
Goodwill	12,018	12,018
Total assets	$4,010,165	$3,927,242

LIABILITIES AND EQUITY
Accounts payable	$38,569	$16,179
Accrued expenses and other liabilities	159,725	157,971
Notes payable	1,709,457	1,656,803
Total liabilities	1,907,751	1,830,953

COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,888,871 shares issued and 23,232,279 shares outstanding as of March 31, 2026 and 27,789,678 shares issued and 23,133,086 shares outstanding as of December 31, 2025	278	277
Additional paid-in capital	351,272	347,308
Retained earnings	2,160,499	2,158,339
Treasury stock, at cost, 4,656,592 shares as of March 31, 2026 and December 31, 2025	(409,635)	(409,635)
Total equity	2,102,414	2,096,289
Total liabilities and equity	$4,010,165	$3,927,242

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Home sales revenues	$319,736	$351,420

Cost of sales	259,807	277,707
Selling expenses	32,650	42,342
General and administrative	27,861	31,202
Operating income (loss)	(582)	169
Other income, net	(4,901)	(5,555)
Net income before income taxes	4,319	5,724
Income tax provision	2,159	1,730
Net income	$2,160	$3,994
Earnings per share:
Basic	$0.09	$0.17
Diluted	$0.09	$0.17

Weighted average shares outstanding:
Basic	23,149,912	23,396,470
Diluted	23,219,224	23,466,746

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE— December 31, 2025	27,789,678	$277	$347,307	$2,158,339	$(409,635)	$2,096,289
Net income	—	—	—	2,160	—	2,160
Restricted stock units granted for accrued annual bonuses	—	—	(696)	—	—	(696)
Compensation expense for equity awards	—	—	3,418	—	—	3,418
Stock issued under employee incentive plans	99,193	1	1,242	—	—	1,243
BALANCE— March 31, 2026	27,888,871	$278	$351,272	$2,160,499	$(409,635)	$2,102,414

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE— December 31, 2024	27,644,413	$276	$337,161	$2,085,787	$(385,996)	$2,037,228
Net income	—	—	—	3,994	—	3,994
Restricted stock units granted for accrued annual bonuses	—	—	540	—	—	540
Stock repurchase	—	—	—	—	(3,051)	(3,051)
Compensation expense for equity awards	—	—	2,625	—	—	2,625
Stock issued under employee incentive plans	49,113	1	1,189	—	—	1,190
BALANCE— March 31, 2025	27,693,526	$277	$341,515	$2,089,781	$(389,047)	$2,042,526

See accompanying notes to the consolidated financial statements.

LGI HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net income	$2,160	$3,994
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(427)	(875)
Distributions of earnings from unconsolidated entities	318	3,979
Depreciation and amortization	1,190	861
Loss (gain) on disposal of assets	(1,646)	2,284
Compensation expense for equity awards	3,418	2,625
Inventory impairment	4,681	—
Deferred income taxes	983	1,117
Changes in assets and liabilities:
Accounts receivable	(12,544)	6,992
Real estate inventory	(99,061)	(186,583)
Pre-acquisition costs and deposits	3,980	4,014
Other assets	13,174	43,763
Accounts payable	22,390	18,591
Accrued expenses and other liabilities	5,835	(27,910)
Net cash used in operating activities	(55,549)	(127,148)
Cash flows from investing activities:
Purchases of property and equipment	(696)	(831)
Proceeds from sale of property and equipment	8,916	—
Investment in unconsolidated entities	(1,882)	(1,497)
Return of capital from unconsolidated entities	105	2,083
Net cash provided by (used in) investing activities	6,443	(245)
Cash flows from financing activities:
Proceeds from notes payable	116,229	172,467
Payments on notes payable	(65,000)	(30,000)
Payments on financing arrangements	(3,752)	(8,600)
Loan issuance costs	—	(210)
Proceeds from sale of stock, net of offering expenses	1,242	1,190
Stock repurchase	—	(3,051)
Net cash provided by financing activities	48,719	131,796
Net increase (decrease) in cash and cash equivalents	(387)	4,403
Cash and cash equivalents, beginning of period	61,247	53,197
Cash and cash equivalents, end of period	$60,860	$57,600

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
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
The accompanying unaudited financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The amendments in this update are to be applied on a prospective basis, with the option for retrospective application. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our disclosures.
2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Land, land under development and finished lots	$2,585,692	$2,601,578
Information centers	64,016	61,940
Homes in progress	321,503	261,850
Completed homes	565,296	587,219
Total owned inventory	3,536,507	3,512,587
Real estate not owned	4,224	7,976
Total real estate inventory	$3,540,731	$3,520,563
Our real estate not owned relates to land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources.

We build and lease a number of single-family homes in select, existing communities. During the three months ended March 31, 2026 and 2025, we transferred $25.4 million and $13.4 million, respectively, of home assets from real estate inventory to rental properties within property and equipment, net. We are lessors of the homes representing these home assets.
3.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Real estate inventory development and construction payable	$57,001	$57,103
Taxes payable	10,689	9,704
Land banking financing arrangements	4,224	7,976
Accrued compensation, bonuses and benefits	7,703	14,677
Warranty reserve	14,300	14,500
Accrued interest	26,929	14,223
Inventory related obligations	11,371	11,641
Lease liability	5,049	5,139
Contract deposits	6,380	5,845
Other	16,079	17,163
Total accrued expenses and other liabilities	$159,725	$157,971
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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Warranty reserves, beginning of period	$14,500	$16,100
Warranty provision	535	1,594
Warranty expenditures	(735)	(1,194)
Warranty reserves, end of period	$14,300	$16,500

4.     NOTES PAYABLE
Revolving Credit Agreement
We are a party to the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended to date, the “Credit Agreement”). The Credit Agreement provides for a $1.1825 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on April 28, 2029 with respect to $972.5 million, or 82.2%, of the $1.1825 billion of commitments thereunder and on April 28, 2028 with respect to 17.8% of the commitments thereunder.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of March 31, 2026, the borrowing base under the Credit Agreement was $2.0 billion, of which the maximum available to borrow was $2.0 billion. As of March 31, 2026, borrowings under the Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.7 billion, $19.3 million of letters of credit were outstanding and $294.2 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At March 31, 2026, the Applicable Margin was 1.85%, and SOFR was 3.67%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity amount and a minimum EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, (i) limit the amount of our additional debt and our ability to make certain investments and (ii) restrict the repurchase of shares and payment of dividends through December 31, 2026. At March 31, 2026, we were in compliance with all of the covenants contained in the Credit Agreement.
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
As of March 31, 2026, the total amount of borrowings outstanding under the LGI Living Loan Agreement was $50.0 million. The loan matures on July 8, 2030 and bears interest at a rate of 6.433% per annum, which may be adjusted in connection with an increase in the amount of the loan. The loan is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The LGI Living Loan Agreement requires that the Company, as guarantor, maintain (i) liquidity of not less than 15% of the loan amount and (ii) net worth in excess of 50% of the loan amount.
The loan is unconditionally guaranteed as to payment and performance by LGI Living - ER FIN, LLC, as the direct owner of the equity interests in LGI Living SFR, but recourse under such guaranty is limited to LGI Living - ER FIN, LLC’s equity interests in LGI Living SFR, which are pledged as collateral for the loan. The loan is also secured by a security interest in all assets of LGI Living SFR, including a mortgage lien on certain of LGI Living SFR’s real property. The LGI Living Loan Agreement includes certain restrictive covenants that may limit LGI Living SFR’s ability to, among other things, incur additional indebtedness or make certain investments. The LGI Living Loan Agreement contains representations and warranties, affirmative covenants, and events of default, all of which the Company believes are customary for special purpose subsidiary real estate secured loan agreements. If an event of default exists under the LGI Living Loan Agreement, the lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. At March 31, 2026, we were in compliance with all of the covenants contained in the LGI Living Loan Agreement.
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
Notes payable consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Notes payable under the Credit Agreement ($1.1825 billion revolving credit facility at March 31, 2026, maturing in part on April 28, 2028 and in part on April 28, 2029, with interest paid monthly at SOFR plus 1.85%; $1.1825 billion revolving credit facility at December 31, 2025, maturing in part on April 28, 2028 and in part on April 28, 2029, with interest paid monthly at SOFR plus 1.85%)	$578,870	$527,641
8.750% Senior Notes due December 15, 2028; interest paid semi-annually at 8.750%	400,000	400,000
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
7.000% Senior Notes due November 15, 2032; interest paid semi-annually at 7.000%	400,000	400,000
Loan payable under the LGI Living Loan Agreement maturing on July 8, 2030; with interest paid monthly at an annual rate of 6.433%	50,000	50,000
Net debt issuance costs	(19,413)	(20,838)
Total notes payable	$1,709,457	$1,656,803
Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest incurred	$30,177	$29,924
Less: Amounts capitalized	(30,177)	(29,924)
Interest expense	$—	$—

Cash paid for interest	$16,032	$15,518

Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $2.2 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively.
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
For the three months ended March 31, 2026, our effective tax rate of 50.0% is higher than the Federal statutory rate primarily as a result of a 23.84% increase for a discrete item related to the compensation cost in excess of deductions for share-based payments, the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and state income taxes, net of the federal benefit.
Income taxes paid were $0.2 million and $38.6 million for the three months ended March 31, 2026 and 2025, respectively.
6.    EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended March 31, 2026, we did not repurchase any shares of our common stock. During the three months ended March 31, 2025, we repurchased 41,685 shares of our common stock at a total cost, including commissions and excise taxes, of $3.1 million, to be held as treasury stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2018. As of March 31, 2026, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program.
7.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator (in thousands):
Net income (Numerator for basic and diluted earnings per share)	$2,160	$3,994
Denominator:
Basic weighted average shares outstanding	23,149,912	23,396,470
Effect of dilutive securities:
Stock-based compensation units	69,312	70,276
Diluted weighted average shares outstanding	23,219,224	23,466,746

Basic earnings per share	$0.09	$0.17
Diluted earnings per share	$0.09	$0.17
Antidilutive non-vested restricted stock units excluded from calculations of diluted earnings per share	76,194	50,771

8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”) for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Shares	Weighted Average Grant Date Fair Value
Beginning balance	222,828	$86.51
Granted	110,997	$42.61
Vested	(2,995)	$71.97
Forfeited	(30,882)	$104.36
Ending balance	299,948	$68.63
We recognized $1.5 million and $1.7 million of stock-based compensation expense related to outstanding RSUs for the three months ended March 31, 2026 and 2025, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At March 31, 2026, we had unrecognized compensation cost of $11.6 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
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
The following table summarizes the activity of our PSUs for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Target Shares	Weighted Average Grant Date Fair Value
Beginning balance	248,122	$92.92
Granted	191,158	$44.40
Vested	(36,883)	$—
Forfeited	(32,205)	$104.36
Ending balance	370,192	$65.81
At March 31, 2026, management estimates that the recipients will receive approximately 51.6% of the weighted average target number of PSUs outstanding at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.6 million and $0.6 million of total stock-based compensation expense related to outstanding PSUs for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, we had unrecognized compensation cost of $8.3 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 3 years. PSUs granted in 2024, 2025, and 2026 are excluded from the calculation of diluted EPS as they are subject to unsatisfied performance conditions.

9.    FAIR VALUE DISCLOSURES
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. Fair value is determined based on the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market. The principal market is the market with the greatest volume and level of activity for the assets or liability, regardless of whether the Company ultimately transacts in that market. As a result, a fair value determined under this exit price concept may differ from the transaction price or quoted market price for the asset or liability.
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
During the three months ended March 31, 2026, the Company recognized $4.7 million of impairment charges related to inventory, which were recorded in inventory on the consolidated balance sheets and cost of sales in the consolidated statement of operations. Of the total impairment charge, $2.4 million was related to our Florida reportable segment and $2.3 million was related to our Central reportable segment. The impairment charges were measured at fair value and classified within Level 3 of the fair value hierarchy.
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
As of March 31, 2026, the carrying value of amounts outstanding under the Credit Agreement approximated fair value due to the variable interest rate, which adjusts based on market interest rates and the Company’s leverage ratio.
The fair value of the 2028 Senior Notes, the 2029 Senior Notes, the 2032 Senior Notes and the LGI Living Loan Agreement was estimated by discounting future contractual cash flows using market rates for similar instruments within the homebuilding industry. The fair value measurements are classified as Level 2 within the fair value hierarchy.
The following table below presents the Company’s debt measured at fair value by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2028 Senior Notes (1)	Level 2	$400,000	$426,062	$400,000	$437,152
2029 Senior Notes (1)	Level 2	$300,000	$280,890	$300,000	$286,726
2032 Senior Notes (1)	Level 2	$400,000	$418,153	$400,000	$437,114
LGI Living Loan Agreement (1)	Level 2	$50,000	$50,519	$50,000	$52,181
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
LGI Living Loan Agreement
On July 23, 2025, the Company’s indirect, wholly owned special purpose subsidiary LGI Living SFR entered into the LGI Living Loan Agreement with Evergreen Residential Capital, LLC, as lender. The loan under the LGI Living Loan Agreement is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The LGI Living Loan Agreement requires that the Company, as guarantor, maintain (i) liquidity of not less than 15% of the loan amount and (ii) net worth in excess of 50% of the loan amount.
The loan under the LGI Living Loan Agreement is secured by certain of LGI Living SFR’s single-family rental properties. The LGI Living Loan Agreement provides for a secured non-recourse loan for up to $50.0 million, which can be increased at the request of LGI Living SFR by up to $75.0 million (for a total of $125.0 million), subject to the terms and conditions of the LGI Living Loan Agreement. As of March 31, 2026, LGI Living SFR had $50.0 million of borrowings outstanding under the LGI Living Loan Agreement.
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

	March 31, 2026	December 31, 2025
Land deposits and option payments (1)	$16,904	$19,187
Commitments under the land purchase option and deposit contracts if the purchases are consummated (1)	$246,553	$285,654
Lots under land options and land purchase contracts (1)	7,822	8,952
(1)Includes land banking financing arrangements, see Note 2 and Note 3 for more details regarding real estate not owned.
As of March 31, 2026 and December 31, 2025, approximately $9.3 million and $8.2 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the consolidated balance sheets, were $4.6 million and $4.7 million as of March 31,

2026 and December 31, 2025, respectively. Lease obligations, as included in accrued expenses and other liabilities on the consolidated balance sheets, were $5.0 million and $5.1 million as of March 31, 2026 and December 31, 2025, respectively.
Operating lease cost, as included in general and administrative expense in our consolidated statements of operations, was $0.5 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases was $0.7 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the weighted-average discount rate was 5.9% and our weighted-average remaining life was 1.8 years. We do not have any significant lease contracts that have not yet commenced at March 31, 2026.
The table below shows the future minimum payments under non-cancelable operating leases at March 31, 2026 (in thousands):

Year Ending December 31,	Operating leases
2026	$1,494
2027	1,760
2028	1,265
2029	611
2030	308
Thereafter	109
Total	5,547
Lease amount representing interest	(498)
Present value of lease liabilities	$5,049
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $380.1 million (including $19.3 million of letters of credit issued under the Credit Agreement) and $392.2 million (including $19.5 million of letters of credit issued under the Credit Agreement) at March 31, 2026 and December 31, 2025, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
As of March 31, 2026, we had two equity-method real estate joint ventures and five additional joint ventures engaged primarily to provide services, such as mortgage and insurance, to our homebuyers. As of March 31, 2026 and December 31, 2025, we have a total of $23.1 million and $21.2 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three months ended March 31, 2026 and 2025 was $0.4 million and $0.9 million, respectively.
11.     REVENUES
Home Sales Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our move-up and luxury series spec homes sold under our Terrata Homes brand.
The following table presents our home sales revenues disaggregated by revenue stream (in thousands):

	Three Months Ended March 31,
	2026	2025
Retail home sales revenues	$289,975	$296,939
Wholesale home sales revenues	29,761	54,481
Total home sales revenues	$319,736	$351,420
Our home sales revenues are disaggregated by geography, based on our determined reportable segments.

12.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West and Florida divisions) that we aggregate into five qualifying reportable segments at March 31, 2026: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way we evaluate our business performance and manage our operations.
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

Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
Central	$89,160	$101,146
Southeast	72,323	101,682
Northwest	37,006	34,237
West	75,850	66,956
Florida	45,397	47,399
Total home sales revenues	$319,736	$351,420

Cost of sales:
Central (1)	$73,456	$80,515
Southeast	56,495	77,721
Northwest	31,171	28,422
West	58,301	51,795
Florida (1)	40,384	39,254
Total cost of sales	$259,807	$277,707

Other segment items (2):
Central	$12,576	$23,727
Southeast	12,116	15,842
Northwest	7,456	4,609
West	14,215	12,676
Florida	8,795	10,607
Corporate (3)	452	528
Total other segment items	$55,610	$67,989

Net income (loss) before income taxes:
Central	$3,128	$(3,096)
Southeast	3,712	8,119
Northwest	(1,620)	1,206
West	3,333	2,485
Florida	(3,783)	(2,462)
Corporate	(451)	(528)
Total net income before income taxes	$4,319	$5,724
(1)The Company recognized $4.7 million of impairment charges related to inventory, of which $2.4 million was related to our Florida reportable segment and $2.3 million was related to our Central reportable segment.
(2)Other segment items reflects other sources of income and expense, including selling expenses, general and administrative expenses and other income, net.
(3)The Corporate balance consists of general and administrative unallocated costs for various shared service functions and non-strategic other income.

	March 31, 2026	December 31, 2025
Assets:
Central	$1,189,620	$1,162,355
Southeast	819,316	801,556
Northwest	621,890	598,193
West	827,113	800,548
Florida	446,840	452,555
Corporate (1)	105,386	112,035
Total assets	$4,010,165	$3,927,242
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
We are engaged in the design, construction and sale of new homes in the following markets:

West	Northwest	Central	Midwest	Florida	Southeast	Mid-Atlantic
Arizona	Washington	Central Texas	Minnesota	Central Florida	Georgia	Maryland
New Mexico	Oregon	Dallas/Ft Worth		East Florida	North Carolina	Pennsylvania
Nevada	Colorado	Houston		West Florida	South Carolina	Virginia
Northern California		Oklahoma			Alabama	West Virginia
Southern California					Tennessee
Utah
We delivered positive first quarter 2026 results that were in line with our expectations, despite a macroeconomic backdrop that remains challenging. Throughout the quarter, we continued executing on our strategy of delivering affordable homes to entry-level buyers across our markets. Persistently high mortgage rates continue to be a key pressure point for entry-level buyers. During the quarter, mortgage rates trended upward, driven by ongoing inflation, economic uncertainty, and geopolitical developments, including the conflict in the Middle East. Additionally, subdued consumer sentiment continues to impact buyers’ willingness to purchase new homes. In response to these dynamics, we continued offering affordable, move-in ready homes supported by compelling financial incentives and targeted discounts on older completed inventory. These strategies are designed to bridge the ongoing affordability gap and make homeownership accessible to as many customers as possible.
For the three months ended March 31, 2026, we closed 916 homes, including 35 currently and previously leased single-family homes. Excluding the 35 currently or previously leased single-family homes, our average sales price per home closed was $362,924. For the three months ended March 31, 2025, we closed 996 homes with an average sales price per home closed of $352,831.
We sell homes under the LGI Homes and Terrata Homes brands. Our 142 active communities at March 31, 2026 included 18 Terrata Homes communities. At March 31, 2025, we had 146 active communities, including 17 Terrata Homes communities.
For additional discussion regarding our business and operations, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For additional discussion regarding risks associated with our business and operations, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Key Results
Key financial results as of and for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were as follows:
•Home sales revenues decreased 9.0% to $319.7 million from $351.4 million.
•Homes closed decreased 11.5% to 881 homes from 996 homes.
•Average sales price per home closed increased 2.9% to $362,924 from $352,831.
•Gross margin as a percentage of home sales revenues decreased to 18.7% from 21.0%.
•Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 23.4% from 23.6%.
•Net income before income taxes decreased 24.5% to $4.3 million from $5.7 million.
•Net income decreased 45.1% to $2.2 million from $4.0 million.
•EBITDA (non-GAAP) as a percentage of home sales revenues increased to 4.8% from 4.2%.
For reconciliations of the non-GAAP financial measures of adjusted gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 59,028 lots at March 31, 2026 as compared to 60,842 lots at December 31, 2025.

Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Home sales revenues	$319,736	$351,420
Expenses:
Cost of sales	259,807	277,707
Selling expenses	32,650	42,342
General and administrative	27,861	31,202
Operating income (loss)	(582)	169
Other income, net	(4,901)	(5,555)
Net income before income taxes	4,319	5,724
Income tax provision	2,159	1,730
Net income	$2,160	$3,994
Basic earnings per share	$0.09	$0.17
Diluted earnings per share	$0.09	$0.17
Other Financial and Operating Data:
Average community count	140.7	148.0
Community count at end of period	142	146
Home closings	881	996
Average sales price per home closed	362,924	352,831
Gross margin (1)	59,929	73,713
Gross margin % (2)	18.7%	21.0%
Adjusted gross margin (3)	74,975	82,789
Adjusted gross margin % (2)(3)	23.4%	23.6%
EBITDA (4)	15,485	14,852
EBITDA margin % (2)(4)	4.8%	4.2%
Adjusted EBITDA (4)	24,377	18,750
Adjusted EBITDA margin % (2)(4)	7.6%	5.3%
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
(4)EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as EBITDA before inventory impairment, stock-based compensation, purchase accounting adjustments, and dead deal costs, as applicable during a period. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as substitutes for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Please see “—Non-GAAP Measures” for reconciliations of EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Homes Sales. Our home sales revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the three months ended March 31, 2026 and 2025, and our community count by reportable segment as of March 31, 2026 and 2025, were as follows (revenues in thousands):

	Three Months Ended March 31, 2026					As of March 31, 2026
Reportable Segment	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$89,160	296	$301,216	47.0	2.1	47
Southeast	72,323	219	330,242	29.7	2.5	29
Northwest	37,006	66	560,697	14.3	1.5	15
West	75,850	172	440,988	26.7	2.1	28
Florida	45,397	128	354,664	23.0	1.9	23
Total	$319,736	881	$362,924	140.7	2.1	142

	Three Months Ended March 31, 2025					As of March 31, 2025
Reportable Segment	Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$101,146	330	$306,503	51.0	2.2	50
Southeast	101,682	312	325,904	29.3	3.5	30
Northwest	34,237	65	526,723	16.7	1.3	16
West	66,956	159	421,107	25.7	2.1	25
Florida	47,399	130	364,608	25.3	1.7	25
Total	$351,420	996	$352,831	148.0	2.2	146
Home sales revenues for the three months ended March 31, 2026 were $319.7 million, a decrease of $31.7 million, or 9.0%, from $351.4 million for the three months ended March 31, 2025. The decrease in home sales revenues was primarily due to an 11.5% decrease in the number of homes closed during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The overall decrease in home closings was a result of fewer wholesale closings and a lower absorption rate during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease in wholesale closings was primarily related to lower institutional demand during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease in absorption rate was generally related to the impact of ongoing affordability constraints. The average sales price per home closed during the three months ended March 31, 2026 was $362,924, an increase of $10,093, or 2.9%, from the average sales price per home closed of $352,831 for the three months ended March 31, 2025. The increase in the average sales price per home closed was primarily due to geographic mix and a decrease in sales incentives, partially offset by discounted older inventory.

Included within our home sales revenues for the three months ended March 31, 2026 was $29.8 million in wholesale revenues resulting from 111 home closings, representing 12.6% of the 881 total number of homes closed during the three months ended March 31, 2026. Included within our home sales revenues for the three months ended March 31, 2025 was $54.5 million in wholesale revenues resulting from 179 home closings, representing 18.0% of the 996 total number of homes closed during the three months ended March 31, 2025. The decrease in home closings as a percentage of revenues through our wholesale channel was primarily related to lower institutional demand during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
•Home sales revenues in our Central reportable segment decreased by $12.0 million, or 11.9%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a 10.3% decrease in the number of homes closed and a decrease in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate and a decrease in the average community count.
•Home sales revenues in our Southeast reportable segment decreased by $29.4 million, or 28.9%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a 29.8% decrease in the number of homes closed, partially offset by an increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate.
•Home sales revenues in our Northwest reportable segment increased by $2.8 million, or 8.1%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a 1.5% increase in the number of homes closed and a 6.5% increase in the average sales price per home closed. The increase in home closings was the result of a slightly higher absorption rate, partially offset by a decrease in the average community count.
•Home sales revenues in our West reportable segment increased by $8.9 million, or 13.3%, during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to an 8.2% increase in the number of homes closed and a 4.7% increase in the average sales price per home closed. The increase in home closings was the result of a higher absorption rate.
•Home sales revenues in our Florida reportable segment decreased by $2.0 million, or 4.2%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to a 1.5% decrease in the number of homes closed and a 2.7% decrease in the average sales price per home closed. The decrease in home closings was the result of a decrease in the average community count, partially offset by a slightly higher absorption rate.
Cost of Sales and Gross Margin (home sales revenues less cost of sales). Cost of sales for the three months ended March 31, 2026 was $259.8 million, a decrease of $17.9 million, or 6.4%, from $277.7 million for the three months ended March 31, 2025. This overall decrease was primarily due to an 11.5% decrease in the number of homes closed. Gross margin for the three months ended March 31, 2026 was $59.9 million, a decrease of $13.8 million, or 18.7%, from $73.7 million for the three months ended March 31, 2025. Gross margin as a percentage of home sales revenues was 18.7% for the three months ended March 31, 2026 and 21.0% for the three months ended March 31, 2025. The decrease in gross margin as a percentage of home sales revenues was primarily due to inventory-related impairment charges, price discounts on older inventory, higher capitalized interest, and higher indirect overhead costs, partially offset by a lower volume of wholesale home closings and lower house costs as a percentage of revenue during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Selling Expenses. Selling expenses for the three months ended March 31, 2026 were $32.7 million, a decrease of $9.7 million, or 22.9%, from $42.3 million for the three months ended March 31, 2025. The decrease in selling expenses was primarily due to a decrease in the number of homes closed for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Sales commissions decreased to $12.5 million for the three months ended March 31, 2026 from $14.0 million for the three months ended March 31, 2025, primarily due to a decrease in the number of homes closed. Selling expenses as a percentage of home sales revenues were 10.2% and 12.0% for the three months ended March 31, 2026 and 2025, respectively. The decrease in selling expenses as a percentage of home sales revenues was primarily due to a decrease in home sales revenues and overall cost efficiencies in advertising expense during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
General and Administrative. General and administrative expenses for the three months ended March 31, 2026 were $27.9 million, a decrease of $3.3 million, or 10.7%, from $31.2 million for the three months ended March 31, 2025. General and administrative expenses as a percentage of home sales revenues were 8.7% and 8.9% during the three months ended March 31, 2026 and 2025, respectively. The decrease in general and administrative expenses as a percentage of home sales revenues was due to a one-time sales incentive fee in the prior period and reduced spending related to meetings, entertainment and travel during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Other Income, Net. Other income, net of other expenses for the three months ended March 31, 2026 was $4.9 million, a decrease of $0.7 million from $5.6 million for the three months ended March 31, 2025. The decrease in other income, net of other expenses, primarily reflects the decrease in income associated with our investment in unconsolidated entities and the decrease in interest income recognized.
Operating Income (Loss) and Net Income before Income Taxes. Operating loss for the three months ended March 31, 2026 was $(0.6) million, a decrease of $0.8 million, or 473.4%, from operating income of $0.2 million for the three months ended March 31, 2025. Net income before income taxes for the three months ended March 31, 2026 was $4.3 million, a decrease of $1.4 million, or 24.5%, from $5.7 million for the three months ended March 31, 2025. The overall decreases in operating income and net income before income taxes were primarily due to overall lower home closings at a lower absorption rate, lower gross margin, other costs associated with the decrease in average community count, and $4.7 million of impairment changes related to inventory during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Our reportable segments contributed to net income before income taxes during the three months ended March 31, 2026 as follows: Central - $3.1 million, or 72.4%; Southeast - $3.7 million, or 85.9%; Northwest - $(1.6) million, or (37.5)%; West - $3.3 million, or 77.2%; and Florida - $(3.8) million, or (87.6)%.
Income Taxes. Income tax provision for the three months ended March 31, 2026 was $2.2 million, an increase of $0.4 million, or 23.1%, from income tax provision of $1.7 million for the three months ended March 31, 2025. The increase in our income tax provision was primarily due to the increase in our effective tax rate. The increase in our effective tax rate to 50.0% for the three months ended March 31, 2026 from 30.2% for the three months ended March 31, 2025 was primarily a result of an increase in the rate for the compensation cost in excess of deductions for share-based payments, state income taxes, net of the federal benefit, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the three months ended March 31, 2026 was $2.2 million, a decrease of $1.8 million, or 45.1%, from $4.0 million for the three months ended March 31, 2025. The decrease in net income during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributed to an overall decrease in the number of homes closed, home sales revenues and gross margin, as well as an inventory impairment charge of $4.7 million, of which $2.4 million was related to our Florida reportable segment and $2.3 million was related to our Central reportable segment.

Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Quarterly Report on Form 10-Q relating to gross margin excluding inventory impairment, adjusted gross margin, EBITDA, adjusted EBITDA, net debt to capital ratio, adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share.
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
The following table reconciles gross margin excluding inventory impairment and adjusted gross margin to gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Home sales revenues	$319,736	$351,420
Cost of sales	259,807	277,707
Gross margin	$59,929	$73,713
Inventory impairment	4,681	—
Gross margin excluding inventory impairment	$64,610	$73,713
Capitalized interest charged to cost of sales	9,976	8,267
Purchase accounting adjustments (1)	389	809
Adjusted gross margin	$74,975	$82,789
Gross margin % (2)	18.7%	21.0%
Gross margin % excluding inventory impairment (2)	20.2%	21.0%
Adjusted gross margin % (2)	23.4%	23.6%
(1)Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.
(2)Calculated as a percentage of home sales revenues.
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest charged to the cost of sales. We define adjusted EBITDA as EBITDA before inventory impairment, stock-based compensation, purchase accounting adjustments, and dead deal costs, as applicable during a period. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as substitutes for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$2,160	$3,994
Income tax provision (benefit)	2,159	1,730
Depreciation and amortization	1,190	861
Capitalized interest charged to cost of sales	9,976	8,267
EBITDA	$15,485	$14,852
Inventory impairment	4,681	—
Stock-based compensation	2,211	2,561
Purchase accounting adjustments	389	809
Dead deal costs	1,611	528
Adjusted EBITDA	$24,377	$18,750
EBITDA margin % (1)	4.8%	4.2%
Adjusted EBITDA margin % (1)	7.6%	5.3%
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
The following table reconciles net debt to capital ratio (a non-GAAP financial measure) to debt to capital ratio, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	March 31, 2026	December 31, 2025
Total debt (Notes payable)	$1,709,457	$1,656,803
Total equity	2,102,414	2,096,289
Total capital	$3,811,871	$3,753,092
Debt to capital ratio	44.8%	44.1%

Total debt (Notes payable)	$1,709,457	$1,656,803
Less: Cash and cash equivalents	60,860	61,247
Net debt	$1,648,597	$1,595,556
Total equity	2,102,414	2,096,289
Total net capital	$3,751,011	$3,691,845
Net debt to capital ratio (1)	44.0%	43.2%
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

	Three Months Ended March 31,
	2026	2025
Net income	$2,160	$3,994
Basic weighted average number of shares outstanding	23,149,912	23,396,470
Basic earnings per share	$0.09	$0.17
Diluted weighted average number of shares outstanding	23,219,224	23,466,746
Diluted earnings per share	$0.09	$0.17

	Three Months Ended March 31,
	2026	2025
Net income	$2,160	$3,994
Inventory Impairment	4,681	—
Tax impact due to above reconciling item	(1,225)	—
Adjusted net income	$5,616	$3,994

Basic weighted average number of shares outstanding	23,149,912	23,396,470
Adjusted basic earnings per share	$0.24	$0.17
Diluted weighted average number of shares outstanding	23,219,224	23,466,746
Adjusted diluted earnings per share	$0.24	$0.17
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
Net orders for the three months ended March 31, 2026 were 1,221 homes, a decrease of 15.0% from 1,437 homes for the three months ended March 31, 2025, reflecting continued affordability pressures and higher mortgage rates. The cancellation rate increased to 45.6% in 2026 from 16.3% in 2025, primarily due to financing challenges and buyer sensitivity to market conditions. Ending backlog grew to 1,699 homes, with an aggregate value of $660.5 million at March 31, 2026, compared to 1,040 homes valued at $406.2 million at March 31, 2025, which represented increases of 63.4% in units and 62.6% in value. The increases were driven by slower conversion of homes under contract to closings and a higher volume of homes under contract at quarter end. A significant portion of backlog relates to homes further along in construction and expected to close in the near term. However, conversion to revenue remains subject to construction timing, buyer financing, and incentive levels. Elevated cancellation rates and changes in market conditions could affect the pace of backlog conversion and future gross margins.

As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

	Three Months Ended March 31,
Backlog Data	2026 (4)	2025 (5)
Net orders (1)	1,221	1,437
Cancellation rate (2)	45.6%	16.3%
Ending backlog – homes (3)	1,699	1,040
Ending backlog – value (3)	$660,511	$406,166
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
(4)As of March 31, 2026, we had 442 units related to bulk sales agreements associated with our wholesale business.
(5)As of March 31, 2025, we had 253 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 142 and 144 active communities as of March 31, 2026 and December 31, 2025, respectively. Generally, it takes us three to four years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we have utilized, on a limited and strategic basis, land banking financing arrangements.
Our lot inventory decreased to 59,028 owned or controlled lots as of March 31, 2026 from 60,842 owned or controlled lots as of December 31, 2025, primarily related to our discipline in the evaluation and selective approval of new land deals and strategic lot sales in select markets.
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
The table below shows (i) home closings by reportable segment for the three months ended March 31, 2026 and (ii) our owned or controlled lots by reportable segment as of March 31, 2026.

	Three Months Ended March 31, 2026	As of March 31, 2026
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	296	18,696	326	19,022
Southeast	219	12,962	1,700	14,662
Northwest	66	5,799	1,314	7,113
West	172	8,610	3,286	11,896
Florida	128	5,126	1,209	6,335
Total	881	51,193	7,835	59,028
(1)Of the 51,193 owned lots as of March 31, 2026, 34,168 were raw/under development lots and 17,025 were finished lots.

Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of March 31, 2026, we had a total of 2,266 completed homes, including information centers, and 1,355 homes in progress.
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
Liquidity and Capital Resources
Overview
As of March 31, 2026, we had $60.9 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
Net Debt to Capital Ratio
As of March 31, 2026, our net debt to capital ratio was 44.0%. We use this ratio as a supplemental measure of financial leverage and capital efficiency. This ratio is calculated as net debt (which is total debt minus cash and cash equivalents) divided by net debt plus total equity. Our net debt to capital ratio reflects our balanced approach to financing growth while maintaining liquidity. We continue to monitor leverage levels in light of evolving market conditions to keep an eye on capital efficiency and shareholder value. At March 31, 2026, we were in compliance with all of the covenants contained in the Credit Agreement (as defined herein), including minimum tangible net worth, maximum leverage ratio, minimum liquidity amount, and minimum EBITDA to interest expense ratio, and with all of the covenants contained in the LGI Living Loan Agreement (as defined herein). As of March 31, 2026, $294.2 million was available to borrow under the Credit Agreement, providing ample liquidity to support operations and growth initiatives.

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
Revolving Credit Facility
We are a party to the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended to date, the “Credit Agreement”). The Credit Agreement provides for a $1.1825 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on April 28, 2029 with respect to $972.5 million, or 82.2%, of the $1.1825 billion of commitments thereunder and on April 28, 2028 with respect to 17.8% of the commitments thereunder.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of March 31, 2026, the borrowing base under the Credit Agreement was $2.0 billion, of which the maximum available to borrow was $2.0 billion. As of March 31, 2026, borrowings under the Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.7 billion, $19.3 million of letters of credit were outstanding and $294.2 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At March 31, 2026, the Applicable Margin was 1.85%, and SOFR was 3.67%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity amount and a minimum EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, (i) limit the amount of our additional debt and our ability to make certain investments and (ii) restrict the repurchase of shares and payment of dividends through December 31, 2026. At March 31, 2026, we were in compliance with all of the covenants contained in the Credit Agreement.
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
As of March 31, 2026, the total amount of borrowings outstanding under the LGI Living Loan Agreement was $50.0 million. The loan matures on July 8, 2030 and bears interest at a rate of 6.433% per annum, which may be adjusted in connection with an increase in the amount of the loan. The loan is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The LGI Living Loan Agreement requires that the Company, as guarantor, maintain (i) liquidity of not less than 15% of the loan amount and (ii) net worth in excess of 50% of the loan amount.
The loan is unconditionally guaranteed as to payment and performance by LGI Living - ER FIN, LLC, as the direct owner of the equity interests in LGI Living SFR, but recourse under such guaranty is limited to LGI Living - ER FIN, LLC’s equity interests in LGI Living SFR, which are pledged as collateral for the loan. The loan is also secured by a security interest in all assets of LGI Living SFR, including a mortgage lien on certain of LGI Living SFR’s real property. The LGI Living Loan Agreement includes certain restrictive covenants that may limit LGI Living SFR’s ability to, among other things, incur additional indebtedness or make certain investments. The LGI Living Loan Agreement contains representations and warranties, affirmative covenants, and events of default, all of which the Company believes are customary for special purpose subsidiary real estate secured loan agreements. If an event of default exists under the LGI Living Loan Agreement, the lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. At March 31, 2026, we were in compliance with all of the covenants contained in the LGI Living Loan Agreement.
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

Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements totaled $380.1 million as of March 31, 2026. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of March 31, 2026 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three months ended March 31, 2026, we did not repurchase any shares of our common stock. During the three months ended March 31, 2025, we repurchased 41,685 shares of our common stock at a total cost, including commissions and excise taxes, of $3.1 million, to be held as treasury stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2018. As of March 31, 2026, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash used in operating activities was $55.5 million during the three months ended March 31, 2026. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the three months ended March 31, 2026 was primarily driven by cash outflow of $99.1 million in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity, a $12.5 million decrease in the net change in accounts receivable, partially offset by the $22.4 million increase in accounts payable, and the $13.2 million increase in the net change in other assets and the $12.1 million increase in the net change related to pre-acquisition costs and deposits, inventory impairment, and compensation expense for equity awards.
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
Investing Activities
Net cash provided by investing activities was $6.4 million during the three months ended March 31, 2026, primarily due to $8.9 million in proceeds from the sale of property and equipment, partially offset by an additional $1.9 million investment in unconsolidated entities.
Net cash used in investing activities was $0.2 million during the three months ended March 31, 2025, primarily due to additional $1.5 million investment in unconsolidated entities, offset by $2.1 million in return of capital.
Financing Activities
Net cash provided by financing activities was $48.7 million during the three months ended March 31, 2026, primarily driven by $116.2 million of borrowings under the Credit Agreement, offset by $65.0 million of repayments on the Credit Agreement and payments of $3.8 million related to a financing arrangement with a third-party land banker.
Net cash provided by financing activities was $131.8 million during the three months ended March 31, 2025, primarily driven by $172.5 million of borrowings under our credit agreement then in effect, offset by $30.0 million of repayments on our credit agreement then in effect and payments of $8.6 million related to a financing arrangement with a third-party land banker. In addition, during the three months ended March 31, 2025, we repurchased $3.1 million of shares of our common stock under our stock repurchase program to be held as treasury stock.

Inflation
Our business can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. See “Industry and Economic Risks—Inflation could adversely affect our business and financial results” in Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Material Cash Requirements
As of March 31, 2026, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
We believe that there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2026 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
•our ability to successfully extend our business model to building homes with higher price points, developing larger communities and producing and selling multi-unit products, town houses, wholesale products, and acreage home sites;
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
•other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and
•the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of March 31, 2026, we had $578.9 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of March 31, 2026 was SOFR plus 1.85%. At March 31, 2026, SOFR was 3.67%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $5.8 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
ITEM 5.     OTHER INFORMATION
Retention Arrangements and Annual Cash Bonus Plan Modification
On February 13, 2026, in order to enhance the retention of certain key officers of the Company, the Compensation Committee of the Board authorized and approved retention arrangements with the executive officers of the Company and certain other officers of the Company. Certain officers of the Company and one executive officer (Mr. Garber) will receive a one-time cash payment during the first quarter of 2026. Mr. Garber will receive a one-time cash payment of $150,000. The other executive officers of the Company (Messrs. Lipar, Snider and Merdian) and one other officer of the Company have their one-time cash payments tied to the Company’s Net Debt to Capitalization as of June 30, 2026. The target payment for Messrs. Lipar, Snider and Merdian is $600,000, $350,000 and $300,000, respectively. If the Company’s Net Debt to Capitalization as of June 30, 2026 is: greater than 45%, then the cash payment is 50% of target; between 40% and 45%, then the cash payment is 100% of target; and below 40%, then the cash payment is 150% of target. All of the retention cash payments are subject to payback if the recipient voluntarily leaves the Company before December 31, 2026.
In addition, the Compensation Committee of the Board modified the potential bonus to be paid under the Company’s 2026 annual cash bonus plan for all participants in the plan, including Messrs. Lipar, Snider, Merdian, and Garber. Such participants will receive an additional bonus equal to 25% of such participant’s 2026 bonus paid under the Company’s annual cash bonus plan if the Company’s return on equity (“ROE”) for 2026 is above 10%. ROE for purposes of this potential bonus is defined as the Company’s net income for the fiscal year ended December 31, 2026 as reported in the Company’s audited Statement of Operations for the fiscal year ended December 31, 2026 divided by the average of the Company’s total equity as of March 31, 2026, June 30, 2026, September 30, 2026, and December 31, 2026 as reported in the respective Balance Sheet of the Company for each such date.
Amendment to Lipar Employment Agreement
On April 22, 2026, the Company entered into an amendment to the employment agreement with Eric Lipar, our Chief Executive Officer and Chairman of the Board (the “Lipar Employment Agreement”). The amendment provides that, if both the Lipar Employment Agreement and the Change in Control Severance Agreement between the Company and Mr. Lipar (the “Lipar CIC Agreement”) provide for benefits upon a qualifying change in control, Mr. Lipar is entitled to receive the benefits that are, in the aggregate, more favorable to him under either the Lipar Employment Agreement or the Lipar CIC Agreement, but not both.
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3**	Bylaws of LGI Homes, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-190853) of LGI Homes, Inc. filed with the SEC on August 28, 2013).

10.1*	Amendment to Employment Agreement, dated as of April 22, 2026, between LGI Homes, Inc. and Eric Lipar.

31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.

†	XBRL information is deemed not filed or a part of a registration statement or Annual Report for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LGI Homes, Inc.

Date:	April 28, 2026	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	April 28, 2026	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer