Form 10-Q
period 2026-06-30
LGI Homes, Inc.
filed 2026-08-04
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to                      .
Commission file number 001-36126

LGI HOMES, INC.

(Exact name of registrant as specified in its charter)

Delaware				46-3088013
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1450 Lake Robbins Drive,	Suite 430,	The Woodlands,	Texas	77380
(Address of principal executive offices)				(Zip code)
		(281)	362-8998
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LGIH	Nasdaq Global Select Market Nasdaq Texas, LLC
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

As of July 30, 2026, there were 23,248,272 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$61,081	$61,247
Accounts receivable	33,850	32,467
Real estate inventory	3,512,613	3,555,602
Pre-acquisition costs and deposits	19,248	28,950
Property and equipment, net	149,579	107,145
Other assets	119,812	119,909
Deferred tax assets, net	10,392	9,904
Goodwill	12,018	12,018
Total assets	$3,918,593	$3,927,242
LIABILITIES AND EQUITY
Accounts payable	$58,750	$16,179
Accrued expenses and other liabilities	146,280	157,971
Notes payable, net	1,580,907	1,656,803
Total liabilities	1,785,937	1,830,953
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,904,864 shares issued and 23,248,272 shares outstanding as of June 30, 2026 and 27,789,678 shares issued and 23,133,086 shares outstanding as of December 31, 2025	279	277
Additional paid-in capital	354,476	347,308
Retained earnings	2,187,483	2,158,339
Treasury stock, at cost, 4,656,592 shares as of June 30, 2026 and December 31, 2025	(409,582)	(409,635)
Total equity	2,132,656	2,096,289
Total liabilities and equity	$3,918,593	$3,927,242

See accompanying notes to the condensed consolidated financial statements.

LGI HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Homebuilding revenues	$501,511	$483,485	$821,247	$834,905
Land and other revenues	14,537	4,757	27,677	36,725
Total revenues	516,048	488,242	848,924	871,630
Cost of sales
Homebuilding costs	402,117	372,877	661,924	650,584
Land and other costs	12,235	5,725	24,175	32,729
Total cost of sales	414,352	378,602	686,099	683,313
Selling expenses	44,149	41,599	76,799	83,941
General and administrative	28,571	29,401	56,432	60,603
Other income, net	(7,615)	(3,400)	(11,316)	(3,991)
Net income before income taxes	36,591	42,040	40,910	47,764
Income tax provision	9,607	10,507	11,766	12,237
Net income	$26,984	$31,533	$29,144	$35,527
Basic	$1.16	$1.36	$1.26	$1.52
Diluted	$1.16	$1.36	$1.25	$1.52
Weighted average shares outstanding:
Basic	23,201,571	23,221,565	23,191,411	23,308,534
Diluted	23,279,553	23,265,062	23,248,046	23,364,957

See accompanying notes to the condensed consolidated financial statements.

LGI HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE— December 31, 2025	27,789,678	$277	$347,307	$2,158,339	$(409,635)	$2,096,289
Net income	—	—	—	2,160	—	2,160
Restricted stock units granted for accrued annual bonuses	—	—	(696)	—	—	(696)
Compensation expense for equity awards	—	—	3,418	—	—	3,418
Stock issued under employee incentive plans	99,193	1	1,242	—	—	1,243
BALANCE— March 31, 2026	27,888,871	$278	$351,272	$2,160,499	$(409,635)	$2,102,414
Net income	—	—	—	26,984	—	26,984
Stock repurchase including excise tax	—	—	—	—	53	53
Compensation expense for equity awards	—	—	2,249	—	—	2,249
Stock issued under employee incentive plans	15,993	1	955	—	—	956
BALANCE— June 30, 2026	27,904,864	$279	$354,476	$2,187,483	$(409,582)	$2,132,656

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE— December 31, 2024	27,644,413	$276	$337,161	$2,085,787	$(385,996)	$2,037,228
Net income	—	—	—	3,994	—	3,994
Restricted stock units granted for accrued annual bonuses	—	—	540	—	—	540
Stock repurchase	—	—	—	—	(3,051)	(3,051)
Compensation expense for equity awards	—	—	2,625	—	—	2,625
Stock issued under employee incentive plans	49,113	1	1,189	—	—	1,190
BALANCE— March 31, 2025	27,693,526	$277	$341,515	$2,089,781	$(389,047)	$2,042,526
Net income	—	—	—	31,533	—	31,533
Stock repurchase	—	—	—	—	(20,588)	(20,588)
Compensation expense for equity awards	—	—	2,826	—	—	2,826
Stock issued under employee incentive plans	19,701	—	848	—	—	848
BALANCE— June 30, 2025	27,713,227	$277	$345,189	$2,121,314	$(409,635)	$2,057,145

See accompanying notes to the condensed consolidated financial statements.

LGI HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$29,144	$35,527
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(2,821)	(1,909)
Distributions of earnings from unconsolidated entities	825	3,695
Depreciation and amortization	2,521	1,875
Loss (gain) on disposal of assets	(5,509)	2,286
Compensation expense for equity awards	5,667	5,451
Inventory impairment	4,681	—
Deferred income taxes	(488)	(1,162)
Changes in assets and liabilities:
Accounts receivable	(1,383)	(5,879)
Real estate inventory	(19,853)	(240,279)
Pre-acquisition costs and deposits	9,702	7,019
Other assets	(1,736)	(2,903)
Accounts payable	42,571	12,773
Accrued expenses and other liabilities	(4,311)	(30,015)
Net cash provided by (used in) operating activities	59,010	(213,521)
Cash flows from investing activities:
Purchases of property and equipment	(1,512)	(885)
Proceeds from sale of property and equipment	28,403	—
Investment in unconsolidated entities	(1,882)	(3,431)
Return of capital from unconsolidated entities	514	6,388
Net cash provided by (used in) investing activities	25,523	2,072
Cash flows from financing activities:
Proceeds from notes payable	143,316	390,644
Payments on notes payable	(222,000)	(130,000)
Payments on financing arrangements	(8,136)	(17,500)
Loan issuance costs	(75)	(3,731)
Proceeds from sale of stock	2,196	2,038
Stock repurchase	—	(23,639)
Net cash provided by (used in) financing activities	(84,699)	217,812
Net increase (decrease) in cash and cash equivalents	(166)	6,363
Cash and cash equivalents, beginning of period	61,247	53,197
Cash and cash equivalents, end of period	$61,081	$59,560

See accompanying notes to the condensed consolidated financial statements.

LGI HOMES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     ORGANIZATION AND BASIS OF PRESENTATION
Organization and Description of the Business
LGI Homes, Inc., a Delaware corporation (the “Company”, “we,” “us,” or “our”), is headquartered in The Woodlands, Texas. The primary aspects of our business are the development of communities and the design, construction and sale of new homes in markets in Texas, Arizona, Florida, Georgia, New Mexico, Colorado, North Carolina, South Carolina, Washington, Tennessee, Minnesota, Oklahoma, Alabama, California, Oregon, Nevada, West Virginia, Virginia, Pennsylvania, Maryland and Utah.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.
The accompanying unaudited financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which lists the disclosures required under ASC 270 and establishes a disclosure principle. The disclosure principle requires entities issuing condensed statements to disclose events occurring since the end of the most recent fiscal year that have a material impact on the entity. The amendments in this update are to be applied on a prospective basis, with the option for retrospective application. The guidance is effective for annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact that this standard will have on our disclosures.

2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Land, land under development and finished lots	$2,507,330	$2,601,578
Completed homes	466,783	587,219
Homes in progress	422,289	261,850
Information centers	62,965	61,940
Land held for sale	53,246	35,039
Total owned inventory	3,512,613	3,547,626
Real estate not owned	—	7,976
Total real estate inventory	$3,512,613	$3,555,602
Our real estate not owned relates to land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. As of June 30, 2026, we have completed the repurchase of all lots via takedowns associated with these transactions.
We build and lease a number of single-family homes in select, existing communities. During the six months ended June 30, 2026 and 2025, we transferred $66.3 million and $41.4 million, respectively, of home assets from real estate inventory to assets held for lease within property and equipment, net.
During the six months ended June 30, 2026, we reclassified land held for sale of $35.0 million as of December 31, 2025, from other assets to real estate inventory on the condensed consolidated balance sheet and $46.5 million for the six months ended June 30, 2025 from other assets to real estate inventory on the condensed consolidated statement of cash flow. We made this reclassification to align the presentation of these assets with the classification of the related sales, which are now recorded within revenue rather than other income (see Note 11). This reclassification had no impact on our previously reported total assets or total operating cash flows.
3.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Real estate inventory development and construction payable	$52,410	$57,103
Accrued compensation, bonuses and benefits	14,873	14,677
Warranty reserves	14,800	14,500
Accrued interest	13,653	14,223
Inventory related obligations	12,844	11,641
Contract deposits	6,161	5,845
Taxes payable	6,157	9,704
Lease liability	4,604	5,139
Other	20,778	17,163
Land banking financing arrangements	—	7,976
Total accrued expenses and other liabilities	$146,280	$157,971
Land Banking Financing Arrangements
We have land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns. Principal payments on these financing arrangements will generally coincide with the repurchase of lot takedowns from the land banker. As of June 30, 2026, we have completed the repurchase of all lots via takedowns associated with these transactions.

Inventory Related Obligations
We own lots in certain communities in Florida and Texas that have Community Development Districts or similar utility and infrastructure development special assessment programs that allocate a fixed amount of debt service associated with development activities to each lot. This obligation for infrastructure development is attached to the land and is ultimately assumed by the homebuyer when home sales are closed. The obligations assumed by the homebuyer represent a non-cash cost of the lots.
Warranty Reserves
We generally provide homebuyers with a one-year warranty on the house and a limited warranty for major defects in structural elements, such as framing components and foundation systems, typically ranging from six to ten years depending on the applicable state.
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warranty reserves, beginning of period	$14,300	$16,500	$14,500	$16,100
Warranty provision	1,490	(594)	1,906	986
Warranty expenditures	(990)	(406)	(1,606)	(1,586)
Warranty reserves, end of period	$14,800	$15,500	$14,800	$15,500
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of June 30, 2026, the borrowing base under the Credit Agreement was $2.0 billion, of which the maximum available to borrow was $2.0 billion. As of June 30, 2026, borrowings under the Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.5 billion, $19.0 million of letters of credit were outstanding and $406.9 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At June 30, 2026, the Applicable Margin was 1.85%, and SOFR was 3.64%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity amount and a minimum EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, (i) limit the amount of our additional debt and our ability to make certain investments and (ii) restrict the repurchase of shares and payment of dividends through December 31, 2026. At June 30, 2026, we were in compliance with all of the covenants contained in the Credit Agreement.

LGI Living Loan Agreement
On July 23, 2025, the Company’s wholly owned special purpose subsidiary LGI Living - SFR 1, LLC (“LGI Living SFR”) entered into a Loan Agreement (the “LGI Living Loan Agreement”) with Evergreen Residential Capital, LLC, as lender. The LGI Living Loan Agreement provides for a secured non-recourse loan for up to $50.0 million, which can be increased at the request of LGI Living SFR by up to $75.0 million (for a total of $125.0 million), subject to the terms and conditions of the LGI Living Loan Agreement.
As of June 30, 2026, the total amount of borrowings outstanding under the LGI Living Loan Agreement was $50.0 million. The loan matures on July 8, 2030 and bears interest at a rate of 6.433% per annum, which may be adjusted in connection with an increase in the amount of the loan. The loan is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The LGI Living Loan Agreement requires that the Company, as guarantor, maintain (i) liquidity of not less than 15% of the loan amount and (ii) net worth in excess of 50% of the loan amount.
The loan is unconditionally guaranteed as to payment and performance by LGI Living - ER FIN, LLC, as the direct owner of the equity interests in LGI Living SFR, but recourse under such guaranty is limited to LGI Living - ER FIN, LLC’s equity interests in LGI Living SFR, which are pledged as collateral for the loan. The loan is also secured by a security interest in all assets of LGI Living SFR, including a mortgage lien on certain of LGI Living SFR’s real property. The LGI Living Loan Agreement includes certain restrictive covenants that may limit LGI Living SFR’s ability to, among other things, incur additional indebtedness or make certain investments. The LGI Living Loan Agreement contains representations and warranties, affirmative covenants, and events of default, all of which the Company believes are customary for special purpose subsidiary real estate secured loan agreements. If an event of default exists under the LGI Living Loan Agreement, the lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. At June 30, 2026, we were in compliance with all of the covenants contained in the LGI Living Loan Agreement.
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

Notes payable consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Notes payable under the Credit Agreement ($1.1825 billion revolving credit facility at June 30, 2026, maturing in part on April 28, 2028 and in part on April 28, 2029, with interest paid monthly at SOFR plus 1.85%; $1.1825 billion revolving credit facility at December 31, 2025, maturing in part on April 28, 2028 and in part on April 28, 2029, with interest paid monthly at SOFR plus 1.85%)	$448,957	$527,641
8.750% Senior Notes due December 15, 2028; interest paid semi-annually at 8.750%	400,000	400,000
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
7.000% Senior Notes due November 15, 2032; interest paid semi-annually at 7.000%	400,000	400,000
Loan payable under the LGI Living Loan Agreement maturing on July 8, 2030; with interest paid monthly at an annual rate of 6.433%	50,000	50,000
Net debt issuance costs	(18,050)	(20,838)
Total notes payable	$1,580,907	$1,656,803
Capitalized Interest
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest incurred	$28,993	$32,601	$59,170	$62,524
Less: Amounts capitalized	(28,993)	(32,601)	(59,170)	(62,524)
Interest expense	$—	$—	$—	$—
Cash paid for interest	$40,831	$42,907	$56,863	$58,425
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $2.0 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively, and $4.2 million and $5.4 million for the six months ended June 30, 2026 and 2025, respectively.
5.     INCOME TAXES
We file U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The statute of limitations with regards to our federal income tax filings is three years. The statute of limitations for our state tax jurisdictions is three to four years depending on the jurisdiction. In the normal course of business, we are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income taxes. We do not expect the outcome of any audit to have a material effect on our condensed consolidated financial statements; however, audit outcomes and the timing of audit adjustments are subject to significant uncertainty.
For the three months ended June 30, 2026, our effective tax rate of 26.3% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, partially offset by a decrease in the rate for the federal energy efficient homes tax credits.
For the six months ended June 30, 2026, our effective tax rate of 28.8% is higher than the Federal statutory rate primarily as a result of an increase in the rate for state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Income taxes paid were $15.8 million and $21.3 million for the three months ended June 30, 2026 and 2025, respectively. Income taxes paid were $16.0 million and $59.9 million for the six months ended June 30, 2026 and 2025, respectively.
6.    EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three and six months ended June 30, 2026, we did not repurchase any shares of our common stock. During the three and six months ended June 30, 2025, we repurchased 367,568 shares of our common stock at a total cost, including commissions and excise taxes, of $20.6 million and 409,253 shares of our common stock at a total cost, including commissions and excise taxes, of $23.6 million, respectively, to be held as treasury stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2018. As of June 30, 2026, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program.
7.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator (in thousands):
Net income (Numerator for basic and diluted earnings per share)	$26,984	$31,533	$29,144	$35,527
Denominator:
Basic weighted average shares outstanding	23,201,571	23,221,565	23,191,411	23,308,534
Effect of dilutive securities:
Stock-based compensation units	77,982	43,497	56,635	56,423
Diluted weighted average shares outstanding	23,279,553	23,265,062	23,248,046	23,364,957

Basic earnings per share	$1.16	$1.36	$1.26	$1.52
Diluted earnings per share	$1.16	$1.36	$1.25	$1.52
Antidilutive non-vested restricted stock units excluded from calculations of diluted earnings per share	6,864	39,700	29,622	16,340
8.    STOCK-BASED COMPENSATION
Non-performance Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”) for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Shares	Weighted Average Grant Date Fair Value
Beginning balance	222,828	$86.51
Granted	114,179	$42.91
Vested	(31,869)	$105.21
Forfeited	(5,842)	$71.66
Ending balance	299,296	$68.24
We recognized $1.6 million and $1.8 million of stock-based compensation expense related to outstanding RSUs for the three months ended June 30, 2026 and 2025, respectively. We recognized $3.0 million and $3.5 million of stock-based compensation expense related to outstanding RSUs for the six months ended June 30, 2026 and 2025, respectively. Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At June 30, 2026, we had unrecognized compensation cost of $10.0 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.9 years.

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
The following table summarizes the activity of our PSUs for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Target Shares	Weighted Average Grant Date Fair Value
Beginning balance	248,122	$92.92
Granted	191,158	$44.40
Vested	(36,883)	$—
Forfeited	(32,205)	$104.36
Ending balance	370,192	$65.81
At June 30, 2026, management estimates that the recipients will receive approximately 51.6% of the weighted average target number of PSUs outstanding at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.7 million and $0.9 million of total stock-based compensation expense related to outstanding PSUs for the three months ended June 30, 2026 and 2025, respectively. We recognized $1.2 million and $1.5 million of total stock-based compensation expense related to outstanding PSUs for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, we had unrecognized compensation cost of $7.6 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.8 years. PSUs granted in 2025 and 2026 are excluded from the calculation of diluted EPS as they are subject to unsatisfied performance conditions.
9.    FAIR VALUE DISCLOSURES
Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements”, defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. Fair value is determined based on the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market. The principal market is the market with the greatest volume and level of activity for the assets or liability, regardless of whether the Company ultimately transacts in that market. As a result, a fair value determined under this exit price concept may differ from the transaction price or quoted market price for the asset or liability.
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

During the six months ended June 30, 2026, the Company recognized $4.7 million of impairment charges related to inventory, which were recorded in inventory on the condensed consolidated balance sheets and cost of sales in the condensed consolidated statement of operations. Of the total impairment charge, $2.4 million was related to our Florida reportable segment and $2.3 million was related to our Central reportable segment. The impairment charges were measured at fair value and classified within Level 3 of the fair value hierarchy.
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
As of June 30, 2026, the carrying value of amounts outstanding under the Credit Agreement approximated fair value due to the variable interest rate, which adjusts based on market interest rates and the Company’s leverage ratio.
The fair value of the 2028 Senior Notes, the 2029 Senior Notes, the 2032 Senior Notes and the LGI Living Loan Agreement was estimated by discounting future contractual cash flows using market rates for similar instruments within the homebuilding industry. The fair value measurements are classified as Level 2 within the fair value hierarchy.
The following table below presents the Company’s debt measured at fair value by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands):

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2028 Senior Notes (1)	Level 2	$400,000	$428,673	$400,000	$437,152
2029 Senior Notes (1)	Level 2	$300,000	$286,225	$300,000	$286,726
2032 Senior Notes (1)	Level 2	$400,000	$428,605	$400,000	$437,114
LGI Living Loan Agreement (1)	Level 2	$50,000	$51,442	$50,000	$52,181
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
LGI Living Loan Agreement
On July 23, 2025, the Company’s wholly owned special purpose subsidiary LGI Living SFR entered into the LGI Living Loan Agreement with Evergreen Residential Capital, LLC, as lender. The loan under the LGI Living Loan Agreement is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The LGI Living Loan Agreement requires that the Company, as guarantor, maintain (i) liquidity of not less than 15% of the loan amount and (ii) net worth in excess of 50% of the loan amount.

The loan under the LGI Living Loan Agreement is secured by certain of LGI Living SFR’s single-family rental properties. The LGI Living Loan Agreement provides for a secured non-recourse loan for up to $50.0 million, which can be increased at the request of LGI Living SFR by up to $75.0 million (for a total of $125.0 million), subject to the terms and conditions of the LGI Living Loan Agreement. As of June 30, 2026, LGI Living SFR had $50.0 million of borrowings outstanding under the LGI Living Loan Agreement.
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

	June 30, 2026	December 31, 2025
Land deposits and option payments (1)	$14,231	$19,187
Commitments under the land purchase option and deposit contracts if the purchases are consummated (1)	$256,958	$285,654
Lots under land options and land purchase contracts (1)	7,388	8,952
(1)Includes land banking financing arrangements that are now concluded. See Note 2 and Note 3 for more details regarding real estate not owned.
As of June 30, 2026 and December 31, 2025, approximately $8.6 million and $8.2 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the condensed consolidated balance sheets, were $4.2 million and $4.7 million as of June 30, 2026 and December 31, 2025, respectively. Lease obligations, as included in accrued expenses and other liabilities on the condensed consolidated balance sheets, were $4.6 million and $5.1 million as of June 30, 2026 and December 31, 2025, respectively.
Operating lease cost, as included in general and administrative expense in our condensed consolidated statements of operations, was $0.5 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively. Operating lease cost, as included in general and administrative expense in our condensed consolidated statements of operations, was $1.0 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases was $1.3 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the weighted-average discount rate was 5.9% and our weighted-average remaining life was 1.7 years. We do not have any significant lease contracts that have not yet commenced at June 30, 2026.

The table below shows the future minimum payments under non-cancelable operating leases at June 30, 2026 (in thousands):

Year Ending December 31,	Operating leases
2026	$979
2027	1,760
2028	1,265
2029	611
2030	308
Thereafter	109
Total	5,032
Lease amount representing interest	(428)
Present value of lease liabilities	$4,604
Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $416.0 million (including $19.0 million of letters of credit issued under the Credit Agreement) and $392.2 million (including $19.5 million of letters of credit issued under the Credit Agreement) at June 30, 2026 and December 31, 2025, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
As of June 30, 2026, we have two equity-method real estate joint ventures and five equity-method joint ventures engaged primarily to provide services, such as mortgage and insurance, to our homebuyers. As of June 30, 2026 and December 31, 2025, we have a total of $24.6 million and $21.2 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three months ended June 30, 2026 and 2025 was $2.4 million and $1.0 million, respectively. Income associated with our investment in unconsolidated entities during the six months ended June 30, 2026 and 2025 was $2.8 million and $1.9 million, respectively.
11.     REVENUES
Homebuilding Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our move-up and luxury series spec homes sold under our Terrata Homes brand.
Land and Other Revenues
We also generate land and other revenue through lot sales and leasing. For the three and six months ended June 30, 2025, we reclassified the income of lot sales and leasing revenues from other income to land and other revenue and land and other costs to conform to the current presentation. This reclassification had no impact on our previously reported net income, earnings per share, or cash flows for any period presented, as it represents a change in gross presentation between revenue and cost of sales versus other income, net.
The following table presents the revenue and cost of sales for lots and leases reclassified from other income (in thousands).

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Revenue
Land and other revenue	$4,757	$36,725

Cost of sales
Land and other costs	$5,725	$32,729

The following table presents our homebuilding revenues and land and other revenues disaggregated by revenue stream (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Retail homebuilding revenues	$428,009	$412,056	$717,984	$708,995
Wholesale homebuilding revenues	73,502	71,429	103,263	125,910
Total homebuilding revenues	501,511	483,485	821,247	834,905
Land and other revenues	14,537	4,757	27,677	36,725
Total revenues	$516,048	$488,242	$848,924	$871,630
Our homebuilding revenues and land and other revenues are disaggregated by geography, based on our determined reportable segments.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West and Florida divisions) that we aggregate into five qualifying reportable segments at June 30, 2026: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way we evaluate our business performance and manage our operations.
For reporting purposes, our homebuilding operations are aggregated into five reportable segments as follows:
Central:        Texas, Oklahoma, Minnesota
Southeast:    Georgia, Alabama, Tennessee, North Carolina, South Carolina,
West Virginia, Maryland, Pennsylvania, Virginia
Northwest:    Colorado, Washington, Oregon
West:        Arizona, New Mexico, Nevada, California, Utah
Florida:        Florida
In determining the most appropriate reportable segments, we consider operating segments’ economic and other characteristics, including home floor plans, average selling prices, homebuilding gross margin percentage, geographical proximity, production construction processes, suppliers, subcontractors, regulatory environments, customer type and underlying demand and supply. Each operating segment follows the same accounting policies and is managed by our management team. We have no inter-segment sales, as all sales are to external customers. Operating results for each segment may not be indicative of the results for such segment had it been an independent, stand-alone entity for the periods presented.
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

Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Central	$136,705	$115,918	$236,450	$219,349
Southeast	108,220	150,110	180,543	251,792
Northwest	59,605	55,302	96,611	108,894
West	138,059	100,339	216,429	170,695
Florida	73,459	66,573	118,891	120,900
Total revenues	$516,048	$488,242	$848,924	$871,630
Cost of sales:
Central (1)	$107,907	$89,536	$190,378	$172,471
Southeast	85,983	115,423	142,478	193,144
Northwest	50,422	44,346	81,763	89,413
West	106,451	75,533	167,469	129,610
Florida (1)	63,589	53,764	104,011	98,675
Total cost of sales	$414,352	$378,602	$686,099	$683,313
Other segment items (2):
Central	$15,978	$17,323	$30,124	$40,915
Southeast	14,324	16,518	26,440	32,359
Northwest	8,063	8,759	15,349	16,078
West	16,394	14,065	30,412	27,859
Florida	10,889	10,878	19,681	22,756
Total other segment items	$65,648	$67,543	$122,006	$139,967
Net income (loss) before income taxes:
Central	$12,820	$9,059	$15,948	$5,963
Southeast	7,913	18,169	11,625	26,289
Northwest	1,120	2,197	(501)	3,403
West	15,214	10,741	18,548	13,226
Florida	(1,019)	1,931	(4,801)	(531)
Corporate	543	(57)	91	(586)
Total net income before income taxes	$36,591	$42,040	$40,910	$47,764
(1)During the six months ended June 30, 2026, the Company recognized $4.7 million of impairment charges related to inventory, of which $2.4 million was related to our Florida reportable segment and $2.3 million was related to our Central reportable segment.
(2)Other segment items reflects other sources of income and expense, including selling expenses, general and administrative expenses and other income, net.

	June 30, 2026	December 31, 2025
Assets:
Central	$1,107,317	$1,162,355
Southeast	825,383	801,556
Northwest	633,570	598,193
West	820,802	800,548
Florida	420,157	452,555
Corporate (1)	111,364	112,035
Total assets	$3,918,593	$3,927,242
(1)The Corporate balance consists primarily of cash and cash equivalents and investments in unconsolidated entities.

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
Utah
We delivered positive second quarter 2026 results that were in line with our expectations, despite a macroeconomic backdrop that remains challenging. Throughout the quarter, we continued executing on our strategy of delivering affordable homes to entry-level buyers across our markets. Persistently high mortgage rates continue to be a key pressure point for entry-level buyers. During the quarter, mortgage rates trended upward, driven by ongoing inflation, economic uncertainty, and geopolitical developments, including the conflict in the Middle East. Additionally, subdued consumer sentiment continues to impact buyers’ willingness to purchase new homes. In response to these dynamics, we continued offering affordable, move-in ready homes supported by compelling financial incentives and targeted discounts on older completed inventory. These strategies are designed to bridge the ongoing affordability gap and make homeownership accessible to as many customers as possible.
For the three months ended June 30, 2026, we closed 1,440 homes, including 75 currently and previously leased single-family homes. Excluding the 75 currently or previously leased single-family homes, our average sales price per home closed was $367,407. For the three months ended June 30, 2025, we closed 1,323 homes with an average sales price per home closed of $365,446.
For the six months ended June 30, 2026, we closed 2,356 homes, including 110 currently and previously leased single-family homes. Excluding the 110 currently or previously leased single-family homes, our average sales price per home closed was $365,649. For the six months ended June 30, 2025, we closed 2,319 homes with an average sales price per home closed of $360,028.
We sell homes under the LGI Homes and Terrata Homes brands. Our 151 active communities at June 30, 2026 included 16 Terrata Homes communities. At June 30, 2025, we had 146 active communities, including 16 Terrata Homes communities.
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
Recent Developments
On July 9, 2026, we commenced the dual listing and trading of our common stock on Nasdaq Texas, LLC under the trading symbol “LGIH”.

Key Results
Key financial results as of and for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, were as follows:
•Homebuilding revenues increased 3.7% to $501.5 million from $483.5 million.
•Homes closed increased 3.2% to 1,365 homes from 1,323 homes.
•Average sales price per home closed increased 0.5% to $367,407 from $365,446.
•Homebuilding gross margin as a percentage of homebuilding revenues decreased to 19.8% from 22.9%.
•Adjusted homebuilding gross margin (non-GAAP) as a percentage of homebuilding revenues decreased to 23.2% from 25.5%.
•Net income before income taxes decreased 13.0% to $36.6 million from $42.0 million.
•Net income decreased 14.3% to $27.0 million from $31.5 million.
•EBITDA (non-GAAP) as a percentage of total revenues decreased to 10.5% from 11.2%.
For reconciliations of the non-GAAP financial measures of adjusted homebuilding gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Key financial results as of and for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, were as follows:
•Homebuilding revenues decreased 1.6% to $821.2 million from $834.9 million.
•Homes closed decreased 3.1% to 2,246 homes from 2,319 homes.
•Average sales price per home closed increased 1.6% to $365,649 from $360,028.
•Homebuilding gross margin as a percentage of homebuilding revenues decreased to 19.4% from 22.1%.
•Adjusted homebuilding gross margin (non-GAAP) as a percentage of homebuilding revenues decreased to 23.3% from 24.7%.
•Net income before income taxes decreased 14.4% to $40.9 million from $47.8 million.
•Net income decreased 18.0% to $29.1 million from $35.5 million.
•EBITDA (non-GAAP) as a percentage of total revenues increased to 8.2% from 8.0%.
For reconciliations of the non-GAAP financial measures of adjusted homebuilding gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 57,406 lots at June 30, 2026 as compared to 59,028 lots at March 31, 2026 and 60,842 lots at December 31, 2025.

Results of Operations
The following table sets forth our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Revenues
Homebuilding revenues	$501,511	$483,485	$821,247	$834,905
Land and other revenues	14,537	4,757	27,677	36,725
Total revenues	516,048	488,242	848,924	871,630
Cost of sales
Homebuilding costs	402,117	372,877	661,924	650,584
Land and other costs	12,235	5,725	24,175	32,729
Total cost of sales	414,352	378,602	686,099	683,313
Selling expenses	44,149	41,599	76,799	83,941
General and administrative	28,571	29,401	56,432	60,603
Other income, net	(7,615)	(3,400)	(11,316)	(3,991)
Net income before income taxes	36,591	42,040	40,910	47,764
Income tax provision	9,607	10,507	11,766	12,237
Net income	$26,984	$31,533	$29,144	$35,527
Basic earnings per share	$1.16	$1.36	$1.26	$1.52
Diluted earnings per share	$1.16	$1.36	$1.25	$1.52
Other Financial and Operating Data:
Average community count	149.7	146.0	145.2	147.0
Community count at end of period	151	146	151	146
Home closings	1,365	1,323	2,246	2,319
Average sales price per home closed	367,407	365,446	365,649	360,028
Homebuilding gross margin (1)	99,394	110,608	159,323	184,321
Homebuilding gross margin % (2)	19.8%	22.9%	19.4%	22.1%
Adjusted homebuilding gross margin (3)	116,410	123,486	191,385	206,275
Adjusted homebuilding gross margin % (2)(3)	23.2%	25.5%	23.3%	24.7%
EBITDA (4)	54,394	54,890	69,879	69,742
EBITDA margin % (4)(5)	10.5%	11.2%	8.2%	8.0%
Adjusted EBITDA (4)	58,654	60,640	83,031	79,390
Adjusted EBITDA margin % (4)(5)	11.4%	12.4%	9.8%	9.1%
(1)Homebuilding gross margin is homebuilding revenues less homebuilding costs.
(2)Calculated as a percentage of homebuilding revenues.
(3)Adjusted homebuilding gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define homebuilding gross margin excluding inventory impairment as homebuilding gross margin less inventory impairment charges. We define adjusted homebuilding gross margin as homebuilding gross margin excluding inventory impairment, less capitalized interest, and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes adjusted homebuilding gross margin is useful because it isolates the impact that capitalized interest, purchase accounting adjustments and inventory impairment have on homebuilding gross margin. However, because adjusted homebuilding gross margin excludes capitalized interest, purchase accounting adjustments and inventory impairment, which have real economic effects and could impact our results, the utility of adjusted homebuilding gross margin as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted homebuilding gross margin in the same manner that we do. Accordingly, adjusted homebuilding gross margin should be considered only as a supplement to homebuilding gross margin as a measure of our performance. Please see “—Non-GAAP Measures” for a reconciliation of adjusted homebuilding gross margin to homebuilding gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.
(4)EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest amortized to the cost of sales. We define adjusted EBITDA as EBITDA before inventory impairment, stock-based compensation, purchase accounting adjustments, and dead deal costs, as applicable during a period. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as substitutes for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Please see “—Non-GAAP Measures” for reconciliations of EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.
(5)Calculated as a percentage of total revenues.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Our homebuilding revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the three months ended June 30, 2026 and 2025, and our community count by reportable segment as of June 30, 2026 and 2025, were as follows (revenues in thousands):

	Three Months Ended June 30, 2026					As of June 30, 2026
Reportable Segment	Homebuilding Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$127,777	419	$304,957	50.0	2.8	50
Southeast	108,145	323	334,814	29.7	3.6	30
Northwest	59,605	121	492,603	17.0	2.4	17
West	134,609	299	450,197	28.7	3.5	29
Florida	71,375	203	351,601	24.3	2.8	25
Total	$501,511	1,365	$367,407	149.7	3.0	151

	Three Months Ended June 30, 2025					As of June 30, 2025
Reportable Segment	Homebuilding Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$112,986	360	$313,850	47.3	2.5	46
Southeast	150,110	456	329,189	33.7	4.5	35
Northwest	53,487	100	534,870	16.0	2.1	16
West	100,339	230	436,257	24.7	3.1	25
Florida	66,563	177	376,062	24.3	2.4	24
Total	$483,485	1,323	$365,446	146.0	3.0	146
Homebuilding Revenues. Homebuilding revenues for the three months ended June 30, 2026 were $501.5 million, an increase of $18.0 million, or 3.7%, from $483.5 million for the three months ended June 30, 2025. The increase in homebuilding revenues was primarily due to a 3.2% increase in the number of homes closed during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The overall increase in home closings was a result of greater wholesale closings during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in wholesale closings was primarily driven by home deliveries related to a previously contracted bulk sales agreement during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The average sales price per home closed during the three months ended June 30, 2026 was $367,407, an increase of $1,961, or 0.5%, from the average sales price per home closed of $365,446 for the three months ended June 30, 2025. The increase in the average sales price per home closed was primarily due to geographic mix and a decrease in sales incentives, partially offset by a higher volume of wholesale closings and discounted older inventory.
Included within our homebuilding revenues for the three months ended June 30, 2026 was $73.5 million in wholesale revenues resulting from 295 home closings, representing 21.6% of the 1,365 total number of homes closed during the three months ended June 30, 2026. Included within our homebuilding revenues for the three months ended June 30, 2025 was $71.4 million in wholesale revenues resulting from 237 home closings, representing 17.9% of the 1,323 total number of homes closed during the three months ended June 30, 2025. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to a previously contracted bulk sales agreement during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
•Homebuilding revenues in our Central reportable segment increased by $14.8 million, or 13.1%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a 16.4% increase in the number of homes closed, partially offset by a decrease in the average sales price per home closed. The increase in home closings was the result of a higher absorption rate and an increase in the average community count.
•Homebuilding revenues in our Southeast reportable segment decreased by $42.0 million, or 28.0%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a 29.2% decrease in the number of homes closed, partially offset by an increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate.
•Homebuilding revenues in our Northwest reportable segment increased by $6.1 million, or 11.4%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a 21.0% increase in the number of homes closed, partially offset by a 7.9% decrease in the average sales price per home closed. The increase in home closings was the result of a higher absorption rate and an increase in the average community count.
•Homebuilding revenues in our West reportable segment increased by $34.3 million, or 34.2%, during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a 30.0% increase in the number of homes closed and a 3.2% increase in the average sales price per home closed. The increase in home closings was the result of a higher absorption rate.
•Homebuilding revenues in our Florida reportable segment increased by $4.8 million, or 7.2%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to a 14.7% increase in the number of homes closed, partially offset by a 6.5% decrease in the average sales price per home closed. The increase in home closings was the result of a slightly higher absorption rate.
Land and Other Revenues. Land and other revenues for the three months ended June 30, 2026 were $14.5 million, an increase of $9.7 million, or 202.1%, from $4.8 million for the three months ended June 30, 2025. The increase in land and other revenues was primarily due to greater lot sales.
Homebuilding Costs and Homebuilding Gross Margin (homebuilding revenues less homebuilding costs). Homebuilding costs for the three months ended June 30, 2026 were $402.1 million, an increase of $29.2 million, or 7.8%, from $372.9 million for the three months ended June 30, 2025. This overall increase was primarily due to a 3.2% increase in the number of homes closed. Homebuilding gross margin for the three months ended June 30, 2026 was $99.4 million, a decrease of $11.2 million, or 10.1%, from $110.6 million for the three months ended June 30, 2025. Homebuilding gross margin as a percentage of homebuilding revenues was 19.8% for the three months ended June 30, 2026 and 22.9% for the three months ended June 30, 2025. The decrease in homebuilding gross margin as a percentage of homebuilding revenues was primarily due to higher lot costs, higher capitalized interest, and higher vertical costs during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Selling Expenses. Selling expenses for the three months ended June 30, 2026 were $44.1 million, an increase of $2.5 million, or 6.0%, from $41.6 million for the three months ended June 30, 2025. The increase in selling expenses was primarily due to an increase in the number of homes closed for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Sales commissions increased to $19.2 million for the three months ended June 30, 2026 from $18.9 million for the three months ended June 30, 2025, primarily due to an increase in the number of homes closed. Selling expenses as a percentage of total revenues were 8.6% and 8.5% for the three months ended June 30, 2026 and 2025, respectively. The increase in selling expenses as a percentage of total revenues was primarily due to higher advertising expenses during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

General and Administrative. General and administrative expenses for the three months ended June 30, 2026 were $28.6 million, a decrease of $0.8 million, or 2.7%, from $29.4 million for the three months ended June 30, 2025. General and administrative expenses as a percentage of total revenues were 5.5% and 6.0% during the three months ended June 30, 2026 and 2025, respectively. The decrease in general and administrative expenses as a percentage of total revenues was due to higher revenues and lower overall other general and administrative expenses during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Other Income, Net. Other income, net of other expenses for the three months ended June 30, 2026 was $7.6 million, an increase of $4.2 million from $3.4 million for the three months ended June 30, 2025. The increase in other income, net of other expenses, primarily reflects the increase in income associated with our investment in unconsolidated entities and the increase in interest income recognized.
Net Income before Income Taxes. Net income before income taxes for the three months ended June 30, 2026 was $36.6 million, a decrease of $5.4 million, or 12.9%, from $42.0 million for the three months ended June 30, 2025. The overall decrease in net income before income taxes was primarily due to overall increases in cost of sales related to lot costs, capitalized interest costs, and house costs, offset by an increase in other income, net. Our reportable segments contributed to net income before income taxes during the three months ended June 30, 2026 as follows: Central - $12.8 million, or 35.0%; Southeast - $7.9 million, or 21.6%; Northwest - $1.1 million, or 3.0%; West - $15.2 million, or 41.5%; and Florida - $(1.0) million, or (2.7)%.
Income Taxes. Income tax provision for the three months ended June 30, 2026 was $9.6 million, a decrease of $0.9 million, or 8.6%, from income tax provision of $10.5 million for the three months ended June 30, 2025. The decrease in our income tax provision was primarily due to the overall decrease in net income before income taxes. The increase in our effective tax rate to 26.3% for the three months ended June 30, 2026 from 25.0% for the three months ended June 30, 2025 was primarily a result of an increase in the rate for the compensation cost in excess of deductions for share-based payments, state income taxes, net of the federal benefit, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the three months ended June 30, 2026 was $27.0 million, a decrease of $4.5 million, or 14.3%, from $31.5 million for the three months ended June 30, 2025. The decrease in net income during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily attributed to overall lower homebuilding gross margin.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Our homebuilding revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the six months ended June 30, 2026 and 2025, and our community count by reportable segment as of June 30, 2026 and 2025, were as follows (revenues in thousands):

	Six Months Ended June 30, 2026					As of June 30, 2026
Reportable Segment	Homebuilding Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$216,937	715	$303,408	48.5	2.5	50
Southeast	180,468	542	332,967	29.7	3.0	30
Northwest	96,611	187	516,636	15.7	2.0	17
West	210,459	471	446,834	27.7	2.8	29
Florida	116,772	331	352,785	23.6	2.3	25
Total	$821,247	2,246	$365,649	145.2	2.6	151

	Six Months Ended June 30, 2025					As of June 30, 2025
Reportable Segment	Homebuilding Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$214,132	690	$310,336	49.2	2.3	46
Southeast	251,792	768	327,854	31.5	4.1	35
Northwest	87,724	165	531,661	16.3	1.7	16
West	167,295	389	430,064	25.2	2.6	25
Florida	113,962	307	371,212	24.8	2.1	24
Total	$834,905	2,319	$360,028	147.0	2.6	146
Homebuilding Revenues. Homebuilding revenues for the six months ended June 30, 2026 were $821.2 million, a decrease of $13.7 million, or 1.6%, from $834.9 million for the six months ended June 30, 2025. The decrease in homebuilding revenues was primarily due to a decrease in the number of homes closed during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The overall decrease in home closings was a result of a lower average community count, partially offset by a higher average sales price per home closed, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The overall decrease in average community count related to timing associated with new community openings, offset by the close out of some communities and transition between certain active communities during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The average sales price per home closed during the six months ended June 30, 2026 was $365,649, an increase of $5,621, or 1.6%, from the average sales price per home closed of $360,028 for the six months ended June 30, 2025. The increase in the average sales price per home closed was primarily due to geographic mix. The absorption rate remained unchanged.
Included within our homebuilding revenues for the six months ended June 30, 2026 was $103.3 million in wholesale revenues resulting from 423 home closings, representing 18.8% of the 2,246 total number of homes closed during the six months ended June 30, 2026. Included within our homebuilding revenues for the six months ended June 30, 2025 was $125.9 million in wholesale revenues resulting from 416 home closings, representing 17.9% of the 2,319 total number of homes closed during the six months ended June 30, 2025. The increase in home closings as a percentage of revenues through our wholesale channel was primarily related to higher demand from our wholesale channel customers related to a previously contracted bulk sales agreement during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
•Homebuilding revenues in our Central reportable segment increased by $2.8 million, or 1.3%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a 3.6% increase in the number of homes closed, offset by a 2.2% decrease in the average sales price per home closed. The increase in home closings was the result of a higher absorption rate, partially offset by a decrease in the average community count.

•Homebuilding revenues in our Southeast reportable segment decreased by $71.3 million, or 28.3%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a 29.4% decrease in the number of homes closed, partially offset by an increase in the average sales price per home closed. The decrease in home closings was the result of a lower absorption rate and a decrease in the average community count.
•Homebuilding revenues in our Northwest reportable segment increased by $8.9 million, or 10.1%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a 13.3% increase in the number of homes closed, partially offset by a 2.8% decrease in the average sales price per home closed. The increase in home closings was the result of a higher absorption rate, offset by a decrease in the average community count.
•Homebuilding revenues in our West reportable segment increased by $43.2 million, or 25.8%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a 21.1% increase in the number of homes closed and a 3.9% increase in the average sales price per home closed. The increase in home closings was the result of an increase in the average community count and a higher absorption rate.
•Homebuilding revenues in our Florida reportable segment increased by $2.8 million, or 2.5%, during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a 7.8% increase in the number of homes closed, partially offset by a 5.0% decrease in the average sales price per home closed. The increase in home closings was the result of a higher absorption rate, partially offset by a decrease in the average community count.
Land and Other Revenues. Land and other revenues for the six months ended June 30, 2026 were $27.7 million, a decrease of $9.0 million, or 24.5%, from $36.7 million for the six months ended June 30, 2025. The decrease in land and other revenues was primarily due to fewer lot sales.
Homebuilding Costs and Homebuilding Gross Margin (homebuilding revenues less homebuilding costs). Homebuilding costs for the six months ended June 30, 2026 were $661.9 million, an increase of $11.3 million, or 1.7%, from $650.6 million for the six months ended June 30, 2025. This overall increase was primarily due to higher house costs, higher lot costs, higher capitalized interest and higher indirect overhead. Homebuilding gross margin for the six months ended June 30, 2026 was $159.3 million, a decrease of $25.0 million, or 13.6%, from $184.3 million for the six months ended June 30, 2025. Homebuilding gross margin as a percentage of homebuilding revenues (inclusive of an inventory impairment charge) was 19.4% for the six months ended June 30, 2026 and 22.1% for the six months ended June 30, 2025. The decrease in homebuilding gross margin as a percentage of homebuilding revenues during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to higher lot costs, higher capitalized interest and higher indirect overhead, as well as an inventory impairment charge of $4.7 million, of which $2.4 million was related to our Florida reportable segment and $2.3 million was related to our Central reportable segment.
Selling Expenses. Selling expenses for the six months ended June 30, 2026 were $76.8 million, a decrease of $7.1 million, or 8.5%, from $83.9 million for the six months ended June 30, 2025. The decrease in selling expenses was primarily due to a decrease in advertising expenses, personnel costs, and commissions for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Sales commissions decreased to $31.7 million during the six months ended June 30, 2026 from $33.0 million for the six months ended June 30, 2025, primarily due to a decrease in homebuilding revenues. Selling expenses as a percentage of total revenues were 9.0% and 9.6% for the six months ended June 30, 2026 and 2025, respectively. The decrease in selling expenses as a percentage of total revenues was primarily due to lower overall expenses, offset by a decrease in total revenues during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
General and Administrative. General and administrative expenses for the six months ended June 30, 2026 were $56.4 million, a decrease of $4.2 million, or 6.9%, from $60.6 million for the six months ended June 30, 2025. The decrease in general and administrative expenses was primarily due to a decrease in other general and administrative expenses and indirect overhead costs, partially offset by an increase in bonuses. General and administrative expenses as a percentage of total revenues were 6.6% and 7.0% for the six months ended June 30, 2026 and 2025, respectively. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to lower overall expenses, offset by a decrease in total revenues during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Other Income, Net. Other income, net of other expenses was $11.3 million for the six months ended June 30, 2026, an increase of $7.3 million from $4.0 million for the six months ended June 30, 2025. The increase in other income, net of other expenses, primarily reflected the increase in income associated with our investment in unconsolidated entities, offset by the decrease in interest income and the decrease in the gain on sale of assets.
Net Income before Income Taxes. Net income before income taxes for the six months ended June 30, 2026 was $40.9 million, a decrease of $6.9 million, or 14.4%, from $47.8 million for the six months ended June 30, 2025. The overall decrease in net income before income taxes was primarily due to overall lower homebuilding revenues, higher homebuilding costs, and an inventory impairment charge during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Our reportable segments contributed to net income before income taxes during the six months ended June 30, 2026 as follows: Central - $15.9 million, or 38.9%; Southeast - $11.6 million, or 28.4%; Northwest - $(0.5) million, or (1.2)%; West - $18.5 million, or 45.2%; and Florida - $(4.8) million, or (11.7)%.
Income Taxes. Income tax provision for the six months ended June 30, 2026 was $11.8 million, a decrease of $0.4 million, or 3.3%, from income tax provision of $12.2 million for the six months ended June 30, 2025. The decrease in our income tax provision was primarily due to the overall decrease in net income before income taxes. The increase in our effective tax rate to 28.8% for the six months ended June 30, 2026 from 25.6% for the six months ended June 30, 2025 was primarily a result of an increase in the rate for state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended.
Net Income. Net income for the six months ended June 30, 2026 was $29.1 million, a decrease of $6.4 million, or 18.0%, from $35.5 million for the six months ended June 30, 2025. The decrease in net income was primarily attributed to lower homebuilding revenues and homebuilding gross margin, as well as an inventory impairment charge during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Non-GAAP Measures
In addition to the results reported in accordance with accounting principles generally accepted in the United States (“GAAP”), we have provided information in this Quarterly Report on Form 10-Q relating to homebuilding gross margin excluding inventory impairment, adjusted homebuilding gross margin, EBITDA, adjusted EBITDA, net debt to capital ratio, adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share.
Homebuilding Gross Margin Excluding Inventory Impairment and Adjusted Homebuilding Gross Margin
Homebuilding gross margin excluding inventory impairment and adjusted homebuilding gross margin are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define homebuilding gross margin excluding inventory impairment as homebuilding gross margin less inventory impairment charges. We define adjusted homebuilding gross margin as homebuilding gross margin excluding inventory impairments, less capitalized interest, and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes homebuilding gross margin excluding inventory impairment and adjusted homebuilding gross margin are useful because they isolate the impact that capitalized interest, purchase accounting adjustments, and inventory impairment have on homebuilding gross margin. However, because homebuilding gross margin excluding inventory impairment and adjusted homebuilding gross margin exclude capitalized interest, purchase accounting adjustments, and inventory impairment, which have real economic effects and could impact our results, the utility of homebuilding gross margin excluding inventory impairment and adjusted homebuilding gross margin as measures of our operating performance may be limited. In addition, other companies may not calculate homebuilding gross margin excluding inventory impairment and adjusted homebuilding gross margin in the same manner that we do. Accordingly, homebuilding gross margin excluding inventory impairment and adjusted homebuilding gross margin should be considered only as supplements to homebuilding gross margin as a measure of our performance.
The following table reconciles homebuilding gross margin excluding inventory impairment and adjusted homebuilding gross margin to homebuilding gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Homebuilding revenues	$501,511	$483,485	$821,247	$834,905
Homebuilding costs	402,117	372,877	661,924	650,584
Homebuilding gross margin	$99,394	$110,608	$159,323	$184,321
Inventory impairment	—	—	4,681	—
Homebuilding gross margin excluding inventory impairment	$99,394	$110,608	$164,004	$184,321
Capitalized interest amortized to cost of sales	16,472	11,836	26,448	20,103
Purchase accounting adjustments (1)	544	1,042	933	1,851
Adjusted homebuilding gross margin	$116,410	$123,486	$191,385	$206,275
Homebuilding gross margin % (2)	19.8%	22.9%	19.4%	22.1%
Homebuilding gross margin % excluding inventory impairment (2)	19.8%	22.9%	20.0%	22.1%
Adjusted homebuilding gross margin % (2)	23.2%	25.5%	23.3%	24.7%
(1)Adjustments result from the application of purchase accounting for acquisitions and represent the amount of the fair value step-up adjustments included in cost of sales for real estate inventory sold after the acquisition dates.
(2)Calculated as a percentage of homebuilding revenues.
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest amortized to the cost of sales. We define adjusted EBITDA as EBITDA before inventory impairment, stock-based compensation, purchase accounting adjustments, and dead deal costs, as applicable during a period. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, our management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as substitutes for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:
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

Because of these limitations, our EBITDA and adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations. We compensate for these limitations by using our EBITDA and adjusted EBITDA along with other comparative tools, together with GAAP measures, to assist in the evaluation of operating performance. These GAAP measures include net income and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments and other non-recurring charges, which are not reflected in our EBITDA and adjusted EBITDA. EBITDA and adjusted EBITDA are not intended as alternatives to net income as indicators of our operating performance, as alternatives to any other measure of performance in conformity with GAAP or as alternatives to cash flows as a measure of liquidity. You should therefore not place undue reliance on our EBITDA and adjusted EBITDA calculated using these measures.
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$26,984	$31,533	$29,144	$35,527
Income tax provision	9,607	10,507	11,766	12,237
Depreciation and amortization	1,331	1,014	2,521	1,875
Capitalized interest amortized to cost of sales	16,472	11,836	26,448	20,103
EBITDA	$54,394	$54,890	$69,879	$69,742
Inventory impairment	—	—	4,681	—
Stock-based compensation	2,393	2,826	4,604	5,387
Purchase accounting adjustments	544	1,042	933	1,851
Dead deal costs	1,323	1,882	2,934	2,410
Adjusted EBITDA	$58,654	$60,640	$83,031	$79,390
EBITDA margin % (1)	10.5%	11.2%	8.2%	8.0%
Adjusted EBITDA margin % (1)	11.4%	12.4%	9.8%	9.1%
(1)Calculated as a percentage of total revenues.
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
The following table reconciles net debt to capital ratio (a non-GAAP financial measure) to debt to capital ratio, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	June 30, 2026	December 31, 2025
Total debt (Notes payable)	$1,580,907	$1,656,803
Total equity	2,132,656	2,096,289
Total capital	$3,713,563	$3,753,092
Debt to capital ratio	42.6%	44.1%

Total debt (Notes payable)	$1,580,907	$1,656,803
Less: Cash and cash equivalents	61,081	61,247
Net debt	$1,519,826	$1,595,556
Total equity	2,132,656	2,096,289

Total net capital	$3,652,482	$3,691,845
Net debt to capital ratio (1)	41.6%	43.2%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$26,984	$31,533	$29,144	$35,527
Basic weighted average number of shares outstanding	23,201,571	23,221,565	23,191,411	23,308,534
Basic earnings per share	$1.16	$1.36	$1.26	$1.52
Diluted weighted average number of shares outstanding	23,279,553	23,265,062	23,248,046	23,364,957
Diluted earnings per share	$1.16	$1.36	$1.25	$1.52

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$26,984	$31,533	$29,144	$35,527
Inventory impairment	—	—	4,681	—
Tax impact due to above reconciling item	—	—	(1,225)	—
Adjusted net income	$26,984	$31,533	$32,600	$35,527

Basic weighted average number of shares outstanding	23,201,571	23,221,565	23,191,411	23,308,534
Adjusted basic earnings per share	$1.16	$1.36	$1.41	$1.52
Diluted weighted average number of shares outstanding	23,279,553	23,265,062	23,248,046	23,364,957
Adjusted diluted earnings per share	$1.16	$1.36	$1.40	$1.52
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
Net orders for the six months ended June 30, 2026 were 2,260 homes, a decrease of 10.6% from 2,528 homes for the six months ended June 30, 2025, reflecting continued affordability pressures and higher mortgage rates. The cancellation rate increased to 47.4% in 2026 from 24.2% in 2025, primarily due to financing challenges and buyer sensitivity to market conditions. Ending backlog grew to 1,298 homes, with an aggregate value of $525.5 million at June 30, 2026, compared to 808 homes valued at $322.5 million at June 30, 2025, which represented increases of 60.6% in units and 63.0% in value. The increases were driven by slower conversion of homes under contract to closings and a higher volume of homes under contract at quarter end. A significant portion of backlog relates to homes further along in construction and expected to close in the near term. However, conversion to revenue remains subject to construction timing, buyer financing, and incentive levels. Elevated cancellation rates and changes in market conditions could affect the pace of backlog conversion and future homebuilding gross margins.
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

	Six Months Ended June 30,
Backlog Data	2026 (4)	2025 (5)
Net orders (1)	2,260	2,528
Cancellation rate (2)	47.4%	24.2%
Ending backlog – homes (3)	1,298	808
Ending backlog – value (3)	$525,549	$322,466
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
(4)As of June 30, 2026, we had 269 units related to bulk sales agreements associated with our wholesale business.
(5)As of June 30, 2025, we had 91 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 151 and 144 active communities as of June 30, 2026 and December 31, 2025, respectively. Generally, it takes us three to four years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we have utilized, on a limited and strategic basis, land banking financing arrangements.
Our lot inventory decreased to 57,406 owned or controlled lots as of June 30, 2026 from 60,842 owned or controlled lots as of December 31, 2025, primarily related to our discipline in the evaluation and selective approval of new land deals and strategic lot sales in select markets.

We have land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. In consideration for this repurchase option, we paid a non-refundable commitment fee. Based on our right to control the ultimate economic outcome of these finished lots, these assets will continue to be held as real estate not owned within our inventory and a corresponding obligation was established within our accrued liabilities, as discussed in Note 3, “Accrued Expenses and Other Liabilities” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, to recognize this relationship. While we are not legally obligated to repurchase the balance of the lots, we will be subject to certain performance obligations, financial and other penalties if the lots are not purchased. We do not have any ownership interest or title to the assets that we have sold to the land banker and we do not guarantee any of the land banker’s liabilities. As of June 30, 2026, we have completed the repurchase of all lots via takedowns associated with these transactions.
The table below shows (i) home closings by reportable segment for the six months ended June 30, 2026 and (ii) our owned or controlled lots by reportable segment as of June 30, 2026.

	Six Months Ended June 30, 2026	As of June 30, 2026
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	715	18,272	256	18,528
Southeast	542	12,868	1,212	14,080
Northwest	187	5,795	1,142	6,937
West	471	8,621	3,145	11,766
Florida	331	4,966	1,129	6,095
Total	2,246	50,522	6,884	57,406
(1)Of the 50,522 owned lots as of June 30, 2026, 33,775 were raw/under development lots and 16,747 were finished lots.
Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of June 30, 2026, we had a total of 1,858 completed homes, including information centers, and 1,899 homes in progress.
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

Liquidity and Capital Resources
Overview
As of June 30, 2026, we had $61.1 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
Our principal uses of capital are operating expenses, land and lot purchases, lot development, home construction, interest costs on our indebtedness and the payment of various liabilities. In addition, we may purchase land, lots, homes under construction or other assets as part of an acquisition and repurchase shares of our common stock. Early stages of development or expansion require significant cash outlays for land acquisitions, land development, plats, vertical development, construction of information centers, general landscaping, and other amenities. Because these costs are a component of our inventory and are not recognized in our statement of operations until a home closes, we incur significant cash outflows prior to recognition of homebuilding revenues. In the later stages of an active community, cash inflows may exceed homebuilding revenues reported for financial statement purposes, as the costs associated with home and land construction were previously incurred.
Net Debt to Capital Ratio
As of June 30, 2026, our net debt to capital ratio was 41.6%. We use this ratio as a supplemental measure of financial leverage and capital efficiency. This ratio is calculated as net debt (which is total debt minus cash and cash equivalents) divided by net debt plus total equity. Our net debt to capital ratio reflects our balanced approach to financing growth while maintaining liquidity. We continue to monitor leverage levels in light of evolving market conditions to keep an eye on capital efficiency and shareholder value. At June 30, 2026, we were in compliance with all of the covenants contained in the Credit Agreement (as defined herein), including minimum tangible net worth, maximum leverage ratio, minimum liquidity amount, and minimum EBITDA to interest expense ratio, and with all of the covenants contained in the LGI Living Loan Agreement (as defined herein). As of June 30, 2026, $406.9 million was available to borrow under the Credit Agreement, providing ample liquidity to support operations and growth initiatives.
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
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of June 30, 2026, the borrowing base under the Credit Agreement was $2.0 billion, of which the maximum available to borrow was $2.0 billion. As of June 30, 2026, borrowings under the Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.5 billion, $19.0 million of letters of credit were outstanding and $406.9 million was available to borrow under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At June 30, 2026, the Applicable Margin was 1.85%, and SOFR was 3.64%, subject to the 0.50% SOFR floor as included in the Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity amount and a minimum EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, (i) limit the amount of our additional debt and our ability to make certain investments and (ii) restrict the repurchase of shares and payment of dividends through December 31, 2026. At June 30, 2026, we were in compliance with all of the covenants contained in the Credit Agreement.
LGI Living Loan Agreement
On July 23, 2025, the Company’s wholly owned special purpose subsidiary LGI Living - SFR 1, LLC (“LGI Living SFR”) entered into a Loan Agreement (the “LGI Living Loan Agreement”) with Evergreen Residential Capital, LLC, as lender. The LGI Living Loan Agreement provides for a secured non-recourse loan for up to $50.0 million, which can be increased at the request of LGI Living SFR by up to $75.0 million (for a total of $125.0 million), subject to the terms and conditions of the LGI Living Loan Agreement.
As of June 30, 2026, the total amount of borrowings outstanding under the LGI Living Loan Agreement was $50.0 million. The loan matures on July 8, 2030 and bears interest at a rate of 6.433% per annum, which may be adjusted in connection with an increase in the amount of the loan. The loan is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The LGI Living Loan Agreement requires that the Company, as guarantor, maintain (i) liquidity of not less than 15% of the loan amount and (ii) net worth in excess of 50% of the loan amount.
The loan is unconditionally guaranteed as to payment and performance by LGI Living - ER FIN, LLC, as the direct owner of the equity interests in LGI Living SFR, but recourse under such guaranty is limited to LGI Living - ER FIN, LLC’s equity interests in LGI Living SFR, which are pledged as collateral for the loan. The loan is also secured by a security interest in all assets of LGI Living SFR, including a mortgage lien on certain of LGI Living SFR’s real property. The LGI Living Loan Agreement includes certain restrictive covenants that may limit LGI Living SFR’s ability to, among other things, incur additional indebtedness or make certain investments. The LGI Living Loan Agreement contains representations and warranties, affirmative covenants, and events of default, all of which the Company believes are customary for special purpose subsidiary real estate secured loan agreements. If an event of default exists under the LGI Living Loan Agreement, the lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. At June 30, 2026, we were in compliance with all of the covenants contained in the LGI Living Loan Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements totaled $416.0 million as of June 30, 2026. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of June 30, 2026 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three and six months ended June 30, 2026, we did not repurchase any shares of our common stock. During the three and six months ended June 30, 2025, we repurchased 367,568 shares of our common stock at a total cost, including commissions and excise taxes, of $20.6 million and 409,253 shares of our common stock at a total cost, including commissions and excise taxes, of $23.6 million, to be held as treasury stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2018. As of June 30, 2026, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash provided by operating activities was $59.0 million during the six months ended June 30, 2026. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the six months ended June 30, 2026 was primarily driven by the $42.6 million increase in accounts payable and the $20.1 million increase in the net change related to pre-acquisition costs and deposits, inventory impairment, and compensation expense for equity awards, partially offset by cash outflow of $19.9 million in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity.

Net cash used in operating activities was $213.5 million during the six months ended June 30, 2025. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the six months ended June 30, 2025 was primarily driven by cash outflow from the $240.3 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and a $30.0 million decrease in the net change in accrued expenses and other liabilities, and $2.9 million increase in the net change in other assets, partially offset by the $12.8 million increase in the net change of accounts payable.
Investing Activities
Net cash provided by investing activities was $25.5 million during the six months ended June 30, 2026, primarily due to $28.4 million in proceeds from the sale of property and equipment, partially offset by an additional $1.9 million investment in unconsolidated entities.
Net cash provided by investing activities was $2.1 million during the six months ended June 30, 2025, primarily due to $6.4 million in return of capital, partially offset by an additional $3.4 million investment in unconsolidated entities.
Financing Activities
Net cash used in financing activities was $84.7 million during the six months ended June 30, 2026, primarily driven by $222.0 million of repayments on the Credit Agreement and payments of $8.1 million related to a financing arrangement with a third-party land banker, offset by $143.3 million of borrowings under the Credit Agreement.
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
Material Cash Requirements
As of June 30, 2026, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, management evaluates such estimates and judgments and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future.
We believe that there have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2026 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in mortgage interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, homebuilding gross margin and net income.
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of June 30, 2026, we had $449.0 million of variable rate indebtedness outstanding under the Credit Agreement. All of the outstanding borrowings under the Credit Agreement are at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of June 30, 2026 was SOFR plus 1.85%. At June 30, 2026, SOFR was 3.64%, subject to the 0.50% SOFR floor as included in the Credit Agreement. A hypothetical 100 basis point increase in the average interest rate above the SOFR floor on our variable rate indebtedness would increase our annual interest cost by approximately $4.5 million.
Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1**
Amendment to Employment Agreement, dated as of April 22, 2026, between LGI Homes, Inc. and Eric Lipar (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on April 28, 2026).

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

LGI Homes, Inc.

Date:	August 4, 2026	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	August 4, 2026	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer