Form 10-Q
period 2026-09-30
LGI Homes, Inc.
filed 2026-11-03
CIK 1580670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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

As of October 29, 2026, there were 23,270,358 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LGI HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$69,437	$61,247
Accounts receivable	29,013	32,467
Real estate inventory	3,487,271	3,555,602
Pre-acquisition costs and deposits	22,420	28,950
Property and equipment, net	189,811	107,145
Other assets	115,996	119,909
Deferred tax assets, net	10,483	9,904
Goodwill	12,018	12,018
Total assets	$3,936,449	$3,927,242
LIABILITIES AND EQUITY
Accounts payable	$67,381	$16,179
Accrued expenses and other liabilities	164,176	157,971
Notes payable, net	1,544,466	1,656,803
Total liabilities	1,776,023	1,830,953
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY
Common stock, par value $0.01, 250,000,000 shares authorized, 27,926,950 shares issued and 23,270,358 shares outstanding as of September 30, 2026 and 27,789,678 shares issued and 23,133,086 shares outstanding as of December 31, 2025	279	277
Additional paid-in capital	357,690	347,308
Retained earnings	2,212,039	2,158,339
Treasury stock, at cost, 4,656,592 shares as of September 30, 2026 and December 31, 2025	(409,582)	(409,635)
Total equity	2,160,426	2,096,289
Total liabilities and equity	$3,936,449	$3,927,242

See accompanying notes to the condensed consolidated financial statements.

LGI HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Homebuilding revenues	$437,507	$396,632	$1,258,754	$1,231,537
Land and other revenues	6,957	6,869	34,634	43,594
Total revenues	444,464	403,501	1,293,388	1,275,131
Cost of sales
Homebuilding costs	349,018	311,520	1,010,942	962,104
Land and other costs	6,262	4,712	30,437	37,441
Total cost of sales	355,280	316,232	1,041,379	999,545
Selling expenses	35,757	35,661	112,556	119,602
General and administrative	26,298	27,967	82,730	88,570
Other income, net	(6,180)	(3,060)	(17,496)	(7,051)
Net income before income taxes	33,309	26,701	74,219	74,465
Income tax provision	8,753	6,997	20,519	19,234
Net income	$24,556	$19,704	$53,700	$55,231
Basic	$1.05	$0.85	$2.31	$2.38
Diluted	$1.05	$0.85	$2.31	$2.37
Weighted average shares outstanding:
Basic	23,331,728	23,056,904	23,210,620	23,223,736
Diluted	23,466,066	23,149,005	23,281,055	23,289,280

See accompanying notes to the condensed consolidated financial statements.

LGI HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE— December 31, 2025	27,789,678	$277	$347,307	$2,158,339	$(409,635)	$2,096,289
Net income	—	—	—	2,160	—	2,160
Restricted stock units granted for accrued annual bonuses	—	—	(696)	—	—	(696)
Compensation expense for equity awards	—	—	3,418	—	—	3,418
Stock issued under employee incentive plans	99,193	1	1,242	—	—	1,243
BALANCE— March 31, 2026	27,888,871	$278	$351,272	$2,160,499	$(409,635)	$2,102,414
Net income	—	—	—	26,984	—	26,984
Stock repurchase including excise tax	—	—	—	—	53	53
Compensation expense for equity awards	—	—	2,249	—	—	2,249
Stock issued under employee incentive plans	15,993	1	955	—	—	956
BALANCE— June 30, 2026	27,904,864	$279	$354,476	$2,187,483	$(409,582)	$2,132,656
Net income	—	—	—	24,556	—	24,556
Compensation expense for equity awards	—	—	2,221	—	—	2,221
Stock issued under employee incentive plans	22,086	—	993	—	—	993
BALANCE— September 30, 2026	27,926,950	$279	$357,690	$2,212,039	$(409,582)	$2,160,426

See accompanying notes to the condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Equity
	Shares	Amount
BALANCE— December 31, 2024	27,644,413	$276	$337,161	$2,085,787	$(385,996)	$2,037,228
Net income	—	—	—	3,994	—	3,994
Restricted stock units granted for accrued annual bonuses	—	—	540	—	—	540
Stock repurchase	—	—	—	—	(3,051)	(3,051)
Compensation expense for equity awards	—	—	2,625	—	—	2,625
Stock issued under employee incentive plans	49,113	1	1,189	—	—	1,190
BALANCE— March 31, 2025	27,693,526	$277	$341,515	$2,089,781	$(389,047)	$2,042,526
Net income	—	—	—	31,533	—	31,533
Stock repurchase	—	—	—	—	(20,588)	(20,588)
Compensation expense for equity awards	—	—	2,826	—	—	2,826
Stock issued under employee incentive plans	19,701	—	848	—	—	848
BALANCE— June 30, 2025	27,713,227	$277	$345,189	$2,121,314	$(409,635)	$2,057,145
Net income	—	—	—	19,704	—	19,704
Compensation expense for equity awards	—	—	1,606	—	—	1,606
Stock issued under employee incentive plans	22,465	—	919	—	—	919
BALANCE— September 30, 2025	27,735,692	$277	$347,714	$2,141,018	$(409,635)	$2,079,374

See accompanying notes to the condensed consolidated financial statements.

LGI HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$53,700	$55,231
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of unconsolidated entities	(6,437)	(1,874)
Distributions of earnings from unconsolidated entities	4,880	4,021
Depreciation and amortization	4,084	3,053
Loss (gain) on disposal of assets	(7,415)	5
Compensation expense for equity awards	7,888	7,057
Inventory impairment	4,681	—
Deferred income taxes	(579)	(353)
Changes in assets and liabilities:
Accounts receivable	3,454	7,478
Real estate inventory	(52,498)	(318,064)
Pre-acquisition costs and deposits	6,530	8,330
Other assets	14,375	16,472
Accounts payable	51,202	4,673
Accrued expenses and other liabilities	14,091	(12,778)
Net cash provided by (used in) operating activities	97,956	(226,749)
Cash flows from investing activities:
Purchases of property and equipment	(2,509)	(924)
Proceeds from sale of property and equipment	36,954	10,155
Investment in unconsolidated entities	(3,373)	(3,566)
Return of capital from unconsolidated entities	752	8,641
Net cash provided by investing activities	31,824	14,306
Cash flows from financing activities:
Proceeds from notes payable	235,541	594,644
Payments on notes payable	(352,000)	(323,000)
Payments on financing arrangements	(8,136)	(24,229)
Loan issuance costs	(185)	(5,507)
Proceeds from sale of stock	3,190	2,956
Stock repurchase	—	(23,639)
Net cash (used in) provided by financing activities	(121,590)	221,225
Net increase in cash and cash equivalents	8,190	8,782
Cash and cash equivalents, beginning of period	61,247	53,197
Cash and cash equivalents, end of period	$69,437	$61,979
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
The accompanying unaudited financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

2.     REAL ESTATE INVENTORY
Our real estate inventory consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Land, land under development and finished lots	$2,466,097	$2,601,578
Completed homes	537,866	587,219
Homes in progress	374,074	261,850
Information centers	66,266	61,940
Land held for sale	42,968	35,039
Total owned inventory	3,487,271	3,547,626
Real estate not owned	—	7,976
Total real estate inventory	$3,487,271	$3,555,602
Our real estate not owned relates to land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. As of June 30, 2026, we completed the repurchase of all lots via takedowns associated with these transactions.
We build and lease a number of single-family homes in select, existing communities. During the nine months ended September 30, 2026 and 2025, we transferred $113.8 million and $58.3 million, respectively, of home assets from real estate inventory to assets held for lease within property and equipment, net.
During the nine months ended September 30, 2026, we reclassified land held for sale of $35.0 million as of December 31, 2025, from other assets to real estate inventory on the condensed consolidated balance sheet and $29.2 million for the nine months ended September 30, 2025 from other assets to real estate inventory on the condensed consolidated statements of cash flow. We made this reclassification to align the presentation of these assets with the classification of the related sales, which are now recorded within revenue rather than other income (see Note 11). This reclassification had no impact on our previously reported total assets or total operating cash flows.
3.    ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Real estate inventory development and construction payable	$58,730	$57,103
Accrued interest	26,592	14,223
Warranty reserves	15,200	14,500
Accrued compensation, bonuses and benefits	14,460	14,677
Inventory related obligations	12,339	11,641
Taxes payable	7,634	9,704
Lease liability	4,508	5,139
Contract deposits	3,296	5,845
Other	21,417	17,163
Land banking financing arrangements	—	7,976
Total accrued expenses and other liabilities	$164,176	$157,971
Land Banking Financing Arrangements
We had land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns. Principal payments on these financing arrangements will generally coincide with the repurchase of lot takedowns from the land banker. As of June 30, 2026, we completed the repurchase of all lots via takedowns associated with these transactions.

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
Changes to our warranty accrual are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warranty reserves, beginning of period	$14,800	$15,500	$14,500	$16,100
Warranty provision	1,063	1,125	2,646	2,684
Warranty expenditures	(663)	(1,125)	(1,946)	(3,284)
Warranty reserves, end of period	$15,200	$15,500	$15,200	$15,500
4.     NOTES PAYABLE
Revolving Credit Agreement
We are a party to the Fifth Amended and Restated Credit Agreement, dated as of April 28, 2021, with several financial institutions, and Wells Fargo Bank, National Association, as administrative agent (as amended, restated, supplemented or otherwise modified through August 1, 2025, the “2025 Credit Agreement”). The 2025 Credit Agreement provides for a $1.1825 billion revolving credit facility, which can be increased at the request of the Company by up to $95.0 million, subject to the terms and conditions of the 2025 Credit Agreement. The 2025 Credit Agreement matures on April 28, 2029 with respect to $972.5 million, or 82.2%, of the $1.1825 billion of commitments thereunder and on April 28, 2028 with respect to 17.8% of the commitments thereunder.
Before each anniversary of the 2025 Credit Agreement, we may request a one-year extension of its maturity date. The 2025 Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the 2025 Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the 2025 Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the 2025 Credit Agreement. As of September 30, 2026, the borrowing base under the 2025 Credit Agreement was $1.9 billion, of which the maximum available to borrow was $1.9 billion. As of September 30, 2026, borrowings under the 2025 Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.5 billion, $23.7 million of letters of credit were outstanding and $378.3 million was available to borrow under the 2025 Credit Agreement.
Borrowings under the 2025 Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At September 30, 2026, the Applicable Margin was 1.75% (1.85% including the 0.10% credit spread adjustment), and SOFR was 3.90%, subject to the 0.50% SOFR floor as included in the 2025 Credit Agreement.
The 2025 Credit Agreement contains various financial covenants, including a minimum tangible net worth, a maximum leverage ratio, a minimum liquidity amount and a minimum EBITDA to interest expense ratio. The 2025 Credit Agreement contains various covenants that, among other restrictions, (i) limit the amount of our additional debt and our ability to make certain investments and (ii) restrict the repurchase of shares and payment of dividends through December 31, 2026. At September 30, 2026, we were in compliance with all of the covenants contained in the 2025 Credit Agreement.
On October 9, 2026, we entered into a Seventh Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Seventh Amendment”), which amended the 2025 Credit Agreement (as so amended by the Seventh Amendment, the “Credit Agreement”). The Seventh Amendment, among other things, (a) extended the maturity of the commitments of certain lenders under the Credit Agreement to October 9, 2030, (b) provided for aggregate revolving commitments in an amount of approximately $1.166 billion with a $175.0 million incremental facility, and (c) modified borrowing base values and certain financial and other covenants. The Credit Agreement matures on October 9, 2030 with respect to $855.0 million, or 73.3%, of the approximately $1.166 billion of commitments thereunder, on April 28, 2029 with respect to 18.4% of the commitments thereunder and on April 28, 2028 with respect to 8.3% of the commitments thereunder. The Credit Agreement otherwise has substantially similar terms and provisions to the 2025 Credit Agreement.
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
As of September 30, 2026, the total amount of borrowings outstanding under the LGI Living Loan Agreement was $50.0 million. The loan matures on July 8, 2030 and bears interest at a rate of 6.433% per annum, which may be adjusted in connection with an increase in the amount of the loan. The loan is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The LGI Living Loan Agreement requires that the Company, as guarantor, maintain (i) liquidity of not less than 15% of the loan amount and (ii) net worth in excess of 50% of the loan amount.
The loan is unconditionally guaranteed as to payment and performance by LGI Living - ER FIN, LLC, as the direct owner of the equity interests in LGI Living SFR, but recourse under such guaranty is limited to LGI Living - ER FIN, LLC’s equity interests in LGI Living SFR, which are pledged as collateral for the loan. The loan is also secured by a security interest in all assets of LGI Living SFR, including a mortgage lien on certain of LGI Living SFR’s real property. The LGI Living Loan Agreement includes certain restrictive covenants that may limit LGI Living SFR’s ability to, among other things, incur additional indebtedness or make certain investments. The LGI Living Loan Agreement contains representations and warranties, affirmative covenants, and events of default, all of which the Company believes are customary for special purpose subsidiary real estate secured loan agreements. If an event of default exists under the LGI Living Loan Agreement, the lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. At September 30, 2026, we were in compliance with all of the covenants contained in the LGI Living Loan Agreement.
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
Notes payable consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Notes payable under the 2025 Credit Agreement ($1.1825 billion revolving credit facility at September 30, 2026, maturing in part on April 28, 2028 and in part on April 28, 2029, with interest paid monthly at SOFR plus 1.75%; $1.1825 billion revolving credit facility at December 31, 2025, maturing in part on April 28, 2028 and in part on April 28, 2029, with interest paid monthly at SOFR plus 1.85%)	$411,182	$527,641
8.750% Senior Notes due December 15, 2028; interest paid semi-annually at 8.750%	400,000	400,000
4.000% Senior Notes due July 15, 2029; interest paid semi-annually at 4.000%	300,000	300,000
7.000% Senior Notes due November 15, 2032; interest paid semi-annually at 7.000%	400,000	400,000
Loan payable under the LGI Living Loan Agreement maturing on July 8, 2030; with interest paid monthly at an annual rate of 6.433%	50,000	50,000
Net debt issuance costs	(16,716)	(20,838)
Total notes payable	$1,544,466	$1,656,803
Interest Incurred
Interest activity, including other financing costs, for notes payable and financing arrangements for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest incurred	$28,928	$32,711	$88,099	$95,236
Less: Amounts capitalized	(28,928)	(32,711)	(88,099)	(95,236)
Interest expense	$—	$—	$—	$—
Cash paid for interest	$14,539	$19,344	$71,402	$77,770
Included in interest incurred was amortization of deferred financing costs and applicable discounts for notes payable and financing arrangements of $1.4 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively, and $5.6 million and $7.8 million for the nine months ended September 30, 2026 and 2025, respectively.
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
For the three months ended September 30, 2026, our effective tax rate of 26.3% is higher than the Federal statutory rate primarily as a result of state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and other nondeductible expenses.
For the nine months ended September 30, 2026, our effective tax rate of 27.6% is higher than the Federal statutory rate primarily as a result of state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and other nondeductible expenses.
Income taxes paid were $7.2 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively. Income taxes paid were $23.2 million and $62.3 million for the nine months ended September 30, 2026 and 2025, respectively.

6.    EQUITY
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three and nine months ended September 30, 2026, we did not repurchase any shares of our common stock. During the three months ended September 30, 2025, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2025, we repurchased 409,253 shares of our common stock at a total cost, including commissions and excise taxes, of $23.6 million, to be held as treasury stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2018. As of September 30, 2026, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program.
7.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator (in thousands):
Net income (Numerator for basic and diluted earnings per share)	$24,556	$19,704	$53,700	$55,231
Denominator:
Basic weighted average shares outstanding	23,331,728	23,056,904	23,210,620	23,223,736
Effect of dilutive securities:
Stock-based compensation units	134,338	92,101	70,435	65,544
Diluted weighted average shares outstanding	23,466,066	23,149,005	23,281,055	23,289,280

Basic earnings per share	$1.05	$0.85	$2.31	$2.38
Diluted earnings per share	$1.05	$0.85	$2.31	$2.37
Antidilutive non-vested restricted stock units excluded from calculations of diluted earnings per share	5,613	18,563	12,715	37,143
8.    STOCK-BASED COMPENSATION
Non-Performance-Based Restricted Stock Units
The following table summarizes the activity of our time-vested restricted stock units (“RSUs”) for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Shares	Weighted Average Grant Date Fair Value
Beginning balance	222,828	$86.51
Granted	121,439	$43.38
Vested	(32,670)	$105.40
Forfeited	(11,072)	$65.06
Ending balance	300,525	$67.88
We recognized $1.5 million and $1.8 million of stock-based compensation expense related to outstanding RSUs for the three months ended September 30, 2026 and 2025, respectively. We recognized $4.6 million and $5.3 million of stock-based compensation expense related to outstanding RSUs for the nine months ended September 30, 2026 and 2025, respectively.

Generally, the RSUs cliff vest on the third anniversary of the grant date and can only be settled in shares of our common stock. At September 30, 2026, we had unrecognized compensation cost of $8.5 million related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.8 years.
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
The following table summarizes the activity of our PSUs for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Target Shares	Weighted Average Grant Date Fair Value
Beginning balance	248,122	$92.92
Granted	191,158	$44.40
Vested	(36,883)	$—
Forfeited	(32,205)	$104.36
Ending balance	370,192	$65.81
At September 30, 2026, management estimates that the recipients will receive approximately 51.6% of the weighted average target number of PSUs outstanding at the end of the applicable three-year performance cycle based on projected performance compared to the target performance metrics. We recognized $0.7 million and $(0.4) million of total stock-based compensation expense related to outstanding PSUs for the three months ended September 30, 2026 and 2025, respectively. We recognized $1.9 million and $1.2 million of total stock-based compensation expense related to outstanding PSUs for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, we had unrecognized compensation cost of $6.9 million, based on the probable amount, related to unvested PSUs, which is expected to be recognized over a weighted average period of 2.5 years. PSUs granted in 2025 and 2026 are excluded from the calculation of diluted EPS as they are subject to unsatisfied performance conditions.
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

Fair value measurements on a non-recurring basis occur when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, including impairment of long-lived assets and inventory. These non-recurring fair value measurements are generally classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.
During the nine months ended September 30, 2026, the Company recognized $4.7 million of impairment charges related to inventory, which were recorded in inventory on the condensed consolidated balance sheets and cost of sales in the condensed consolidated statement of operations. Of the total impairment charge, $2.4 million was related to our Florida reportable segment and $2.3 million was related to our Central reportable segment. The impairment charges were measured at fair value and classified within Level 3 of the fair value hierarchy.
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
As of September 30, 2026, the carrying value of amounts outstanding under the 2025 Credit Agreement approximated fair value due to the variable interest rate, which adjusts based on market interest rates and the Company’s leverage ratio.
The fair value of the 2028 Senior Notes, the 2029 Senior Notes, the 2032 Senior Notes and the LGI Living Loan Agreement was estimated by discounting future contractual cash flows using market rates for similar instruments within the homebuilding industry. The fair value measurements are classified as Level 2 within the fair value hierarchy.
The table below presents the Company’s debt measured at fair value by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands):

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2028 Senior Notes (1)	Level 2	$400,000	$419,993	$400,000	$437,152
2029 Senior Notes (1)	Level 2	$300,000	$282,181	$300,000	$286,726
2032 Senior Notes (1)	Level 2	$400,000	$413,031	$400,000	$437,114
LGI Living Loan Agreement (1)	Level 2	$50,000	$50,129	$50,000	$52,181
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
LGI Living Loan Agreement
On July 23, 2025, the Company’s wholly owned special purpose subsidiary LGI Living SFR entered into the LGI Living Loan Agreement with Evergreen Residential Capital, LLC, as lender. The Company has provided a limited recourse guaranty of the loan, subject to specified conditions, and is required to maintain certain minimum liquidity and net worth levels. See Note 4 for additional information regarding the LGI Living Loan Agreement.
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

	September 30, 2026	December 31, 2025
Land deposits and option payments (1)	$17,907	$19,187
Commitments under the land purchase option and deposit contracts if the purchases are consummated (1)	$390,569	$285,654
Lots under land options and land purchase contracts (1)	8,622	8,952
(1)Includes land banking financing arrangements that are now concluded. See Note 2 and Note 3 for more details regarding real estate not owned.
As of September 30, 2026 and December 31, 2025, approximately $11.0 million and $8.2 million, respectively, of the land deposits are related to purchase contracts to deliver finished lots that are refundable under certain circumstances, such as feasibility or specific performance, and secured by mortgages or letters of credit or guaranteed by the seller or its affiliates.
Lease Obligations
We recognize lease obligations and associated right-of-use (“ROU”) assets for our existing non-cancelable leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have non-cancelable operating leases primarily associated with our corporate and regional office facilities. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as common area costs and property taxes are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets, as included in other assets on the condensed consolidated balance sheets, were $4.1 million and $4.7 million as of September 30, 2026 and December 31, 2025, respectively. Lease obligations, as included in accrued expenses and other liabilities on the condensed consolidated balance sheets, were $4.5 million and $5.1 million as of September 30, 2026 and December 31, 2025, respectively.
Operating lease cost, as included in general and administrative expense in our condensed consolidated statements of operations, was $0.5 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. Operating lease cost, as included in general and administrative expense in our condensed consolidated statements of operations, was $1.5 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of lease liabilities for operating leases was $2.0 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the weighted-average discount rate was 6.0% and our weighted-average remaining life was 3.0 years. We do not have any significant lease contracts that have not yet commenced at September 30, 2026.
The table below shows the future minimum payments under non-cancelable operating leases at September 30, 2026 (in thousands):

Year Ending December 31,	Operating leases
2026	$484
2027	1,871
2028	1,363
2029	708
2030	368
Thereafter	126
Total	4,920
Lease amount representing interest	(412)
Present value of lease liabilities	$4,508

Bonding and Letters of Credit
We have outstanding letters of credit and performance and surety bonds totaling $416.8 million (including $23.7 million of letters of credit issued under the 2025 Credit Agreement) and $392.2 million (including $19.5 million of letters of credit issued under the 2025 Credit Agreement) at September 30, 2026 and December 31, 2025, respectively, related to our obligations for site improvements at various projects. Management does not believe that draws upon the letters of credit, surety bonds or financial guarantees if any, will have a material effect on our consolidated financial position, results of operations or cash flows.
Investment in Unconsolidated Entities
As of September 30, 2026, we have two equity-method real estate joint ventures and five equity-method joint ventures engaged primarily to provide services, such as mortgage and insurance, to our homebuyers. As of September 30, 2026 and December 31, 2025, we have a total of $25.4 million and $21.2 million, respectively, within other assets on the balance sheet relating to our investment in joint ventures associated with our operations. Contributions into the unconsolidated entities are for the use of investing in certain real estate transactions and residential mortgage services, respectively. Income associated with our investment in unconsolidated entities during the three months ended September 30, 2026 and 2025 was $3.6 million and $(0.03) million, respectively. Income associated with our investment in unconsolidated entities during the nine months ended September 30, 2026 and 2025 was $6.4 million and $1.9 million, respectively.
11.     REVENUES
Homebuilding Revenues
We generate revenues primarily by delivering move-in ready entry-level and move-up spec homes sold under our LGI Homes brand and our move-up and luxury series spec homes sold under our Terrata Homes brand.
Land and Other Revenues
We also generate land and other revenue through lot sales and leasing. For the three and nine months ended September 30, 2025, we reclassified the income of lot sales and leasing revenues from other income to land and other revenue and land and other costs to conform to the current presentation. This reclassification had no impact on our previously reported net income, earnings per share, or cash flows for any period presented, as it represents a change in gross presentation between revenue and cost of sales versus other income, net.
The following table presents the revenue and cost of sales for lots and leases reclassified from other income for the three and nine months ended September 30, 2025 (in thousands).

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Revenue
Land and other revenue	$6,869	$43,594

Cost of sales
Land and other costs	$4,712	$37,441

The following table presents our homebuilding revenues and land and other revenues disaggregated by revenue stream (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Retail homebuilding revenues	$356,664	$342,123	$1,074,648	$1,051,118
Wholesale homebuilding revenues	80,843	54,509	184,106	180,419
Total homebuilding revenues	437,507	396,632	1,258,754	1,231,537
Land and other revenues	6,957	6,869	34,634	43,594
Total revenues	$444,464	$403,501	$1,293,388	$1,275,131
Our homebuilding revenues and land and other revenues are disaggregated by geography, based on our determined reportable segments.
Leasing Revenue
The Company leases certain residential properties to third parties under operating leases. Lease terms generally are for one year or less. The Company recognizes operating lease income on a straight-line basis over the lease term.

The following table presents the components of lease income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease income
Fixed lease payments	$4,790	$2,797	$10,714	$6,377
Variable lease payments	223	140	430	316
Total operating lease income	$5,013	$2,937	$11,144	$6,693

Variable lease payments primarily consist of amounts attributable to reimbursements of certain property-related costs, including late fees and lease termination fees, that are not included in the measurement of the lease receivable.

The Company evaluates its residential properties for impairment when events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. The process to assess our residential properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which is an important component of our process with no single information source or analysis being necessarily determinative.
12.     SEGMENT INFORMATION
We operate one principal homebuilding business that is organized and reports by division. We have seven operating segments (our Central, Midwest, Southeast, Mid-Atlantic, Northwest, West and Florida divisions) that we aggregate into five qualifying reportable segments at September 30, 2026: our Central, Southeast, Northwest, West, and Florida divisions. These segments reflect the way we evaluate our business performance and manage our operations.
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
Financial information relating to our reportable segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Central	$108,508	$105,572	$344,958	$324,921
Southeast	109,238	101,996	289,781	353,788
Northwest	60,125	49,408	156,736	158,302
West	108,581	91,699	325,010	262,394
Florida	58,012	54,826	176,903	175,726
Total revenues	$444,464	$403,501	$1,293,388	$1,275,131
Cost of sales:
Central (1)	$85,382	$81,140	$275,760	$253,611
Southeast	87,156	76,954	229,634	270,098
Northwest	50,131	43,639	131,894	133,052
West	83,420	69,035	250,889	198,645
Florida (1)	49,191	45,464	153,202	144,139
Total cost of sales	$355,280	$316,232	$1,041,379	$999,545
Other segment items (2):
Central	$14,867	$15,287	$44,991	$56,202
Southeast	13,363	14,344	39,803	46,703
Northwest	6,791	6,552	22,140	22,630
West	13,729	12,937	44,141	40,796
Florida	9,807	10,463	29,488	33,219
Total other segment items	$58,557	$59,583	$180,563	$199,550
Net income (loss) before income taxes:
Central	$8,259	$9,145	$24,207	$15,108
Southeast	8,720	10,698	20,345	36,987
Northwest	3,203	(783)	2,702	2,620
West	11,433	9,727	29,981	22,953
Florida	(986)	(1,101)	(5,787)	(1,632)
Corporate	2,680	(985)	2,771	(1,571)
Total net income before income taxes	$33,309	$26,701	$74,219	$74,465
(1)During the nine months ended September 30, 2026, the Company recognized $4.7 million of impairment charges related to inventory, of which $2.4 million was related to our Florida reportable segment and $2.3 million was related to our Central reportable segment.

(2)Other segment items reflects other sources of income and expense, including selling expenses, general and administrative expenses and other income, net.

	September 30, 2026	December 31, 2025
Assets:
Central	$1,054,820	$1,162,355
Southeast	824,636	801,556
Northwest	657,326	598,193
West	858,589	800,548
Florida	425,387	452,555
Corporate (1)	115,691	112,035
Total assets	$3,936,449	$3,927,242
(1)The Corporate balance consists primarily of cash and cash equivalents and investments in unconsolidated entities.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to “we,” “our,” “us” or similar terms refer to LGI Homes, Inc. and its subsidiaries.
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
Utah
We delivered positive third quarter 2026 financial results that were in line with our previously announced guidance, despite a macroeconomic backdrop that remains challenging. Throughout the quarter, we continued executing on our strategy of delivering affordable homes to entry-level buyers across our markets. Persistently high mortgage rates continue to be a key pressure point for entry-level buyers. During the quarter, mortgage rates trended upward to approximately 7% for a 30-year fixed loan, and the 10-year U.S. Treasury yield rose to approximately 5%, driven by ongoing inflation, economic uncertainty, and geopolitical developments, including the conflict in the Middle East, which, together with subdued consumer sentiment, continued to pressure affordability and make it harder for entry-level buyers to qualify for a mortgage. These pressures weighed on demand: net orders for the nine months ended September 30, 2026 decreased 30.0% to 2,869 homes, with the decline more pronounced in the third quarter, and our cancellation rate rose to 48.9% as more buyers were unable to secure or retain mortgage financing. As a result, our ending backlog declined 47.5% to 685 homes.
For the three months ended September 30, 2026, we closed 1,222 homes, including 33 currently and previously leased single-family homes. Excluding the 33 currently or previously leased single-family homes, we closed 1,189 homes at an average sales price per home closed of $367,962. For the three months ended September 30, 2025, we closed 1,107 homes, including 42 currently and previously leased single-family homes. Excluding the 42 currently or previously leased single-family homes, we closed 1,065 homes with an average sales price per home closed of $372,424.
For the nine months ended September 30, 2026, we closed 3,578 homes, including 143 currently and previously leased single-family homes. Excluding the 143 currently or previously leased single-family homes, we closed 3,435 homes at an average sales price per home closed of $366,449. For the nine months ended September 30, 2025, we closed 3,426 homes, including 42 currently or previously leased single-family homes. Excluding the 42 currently or previously leased single-family homes, we closed 3,384 homes with an average sales price per home closed of $363,929.
We had 151 active communities at September 30, 2026. At September 30, 2025, we had 141 active communities.
For additional discussion regarding our business and operations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. For additional discussion regarding risks associated with our business and operations, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Developments
On October 9, 2026, we entered into the Seventh Amendment, which amended the 2025 Credit Agreement. The Seventh Amendment, among other things, (a) extended the maturity of the commitments of certain lenders under the Credit Agreement to October 9, 2030, (b) provided for aggregate revolving commitments in an amount of approximately $1.166 billion with a $175.0 million incremental facility, and (c) modified borrowing base values and certain financial and other covenants. The

Credit Agreement matures on October 9, 2030 with respect to $855.0 million, or 73.3%, of the approximately $1.166 billion of commitments thereunder, on April 28, 2029 with respect to 18.4% of the commitments thereunder and on April 28, 2028 with respect to 8.3% of the commitments thereunder. For additional information on the Credit Agreement (including defined terms used in this paragraph), see Note 4, “Notes Payable” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Key Results
Key financial results as of and for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, were as follows:
•Homebuilding revenues increased 10.3% to $437.5 million from $396.6 million.
•Homes closed increased 11.6% to 1,189 homes from 1,065 homes.
•Average sales price per home closed decreased 1.2% to $367,962 from $372,424.
•Homebuilding gross margin as a percentage of homebuilding revenues decreased to 20.2% from 21.5%.
•Adjusted homebuilding gross margin (non-GAAP) as a percentage of homebuilding revenues decreased to 23.7% from 24.5%.
•Net income before income taxes increased 24.7% to $33.3 million from $26.7 million.
•Net income increased 24.6% to $24.6 million from $19.7 million.
•EBITDA (non-GAAP) as a percentage of total revenues increased to 11.2% from 9.6%.
For reconciliations of the non-GAAP financial measures of adjusted homebuilding gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”

Key financial results as of and for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, were as follows:
•Homebuilding revenues increased 2.2% to $1.3 billion from $1.2 billion.
•Homes closed increased 1.5% to 3,435 homes from 3,384 homes.
•Average sales price per home closed increased 0.7% to $366,449 from $363,929.
•Homebuilding gross margin as a percentage of homebuilding revenues decreased to 19.7% from 21.9%.
•Adjusted homebuilding gross margin (non-GAAP) as a percentage of homebuilding revenues decreased to 23.4% from 24.6%.
•Net income before income taxes decreased 0.3% to $74.2 million from $74.5 million.
•Net income decreased 2.8% to $53.7 million from $55.2 million.
•EBITDA (non-GAAP) as a percentage of total revenues increased to 9.2% from 8.5%.
For reconciliations of the non-GAAP financial measures of adjusted homebuilding gross margin and EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Measures.”
We owned and controlled 58,400 lots at September 30, 2026 as compared to 57,406 lots at June 30, 2026 and 60,842 lots at December 31, 2025.

Results of Operations
The following table sets forth our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands, except per share data and average home sales price)
Statement of Income Data:
Revenues
Homebuilding revenues	$437,507	$396,632	$1,258,754	$1,231,537
Land and other revenues	6,957	6,869	34,634	43,594
Total revenues	444,464	403,501	1,293,388	1,275,131
Cost of sales
Homebuilding costs	349,018	311,520	1,010,942	962,104
Land and other costs	6,262	4,712	30,437	37,441
Total cost of sales	355,280	316,232	1,041,379	999,545
Selling expenses	35,757	35,661	112,556	119,602
General and administrative	26,298	27,967	82,730	88,570
Other income, net	(6,180)	(3,060)	(17,496)	(7,051)
Net income before income taxes	33,309	26,701	74,219	74,465
Income tax provision	8,753	6,997	20,519	19,234
Net income	$24,556	$19,704	$53,700	$55,231
Basic earnings per share	$1.05	$0.85	$2.31	$2.38
Diluted earnings per share	$1.05	$0.85	$2.31	$2.37
Other Financial and Operating Data:
Average community count (1)	152.0	142.0	147.4	145.3
Community count at end of period (2)	151	141	151	141
Home closings (3)	1,189	1,065	3,435	3,384
Average sales price per home closed	367,962	372,424	366,449	363,929
Homebuilding gross margin (4)	88,489	85,112	247,812	269,433
Homebuilding gross margin % (5)	20.2%	21.5%	19.7%	21.9%
Adjusted homebuilding gross margin (6)	103,661	97,115	295,046	303,390
Adjusted homebuilding gross margin % (5)(6)	23.7%	24.5%	23.4%	24.6%
EBITDA (7)	49,595	38,883	119,474	108,625
Net income margin % (8)	5.5%	4.9%	4.2%	4.3%
EBITDA margin % (7)(8)	11.2%	9.6%	9.2%	8.5%
Adjusted EBITDA (7)	52,703	42,039	135,734	121,429
Adjusted EBITDA margin % (7)(8)	11.9%	10.4%	10.5%	9.5%
(1)Average community count is calculated as the sum of active communities at the end of each month in the period divided by the number of months in the period. Because communities open and close throughout a period, average community count better reflects the selling capacity available during the period than the period-end figure, and is used with average monthly absorption rate to explain changes in home closings. Management uses average community count together with absorption rate to evaluate the sales productivity of our communities and to forecast closings and revenues.
(2)Community count at end of period is the number of active communities as of the last day of the period. The number of communities is a leading indicator of our capacity to sell homes and of our potential future closings and revenues, and indicates the pace at which we are opening and closing out communities. Management uses community count to plan land acquisition and development, allocate sales and construction resources, and set expectations for future growth.
(3)Home closings represents the number of homes for which title has transferred to the buyer of a home during the period and for which we have recognized homebuilding revenues. Home closings is the primary driver of our homebuilding revenues and, together with average sales price per home closed, explains changes in revenues period over period. Management tracks closings against sales and production plans, uses closings to evaluate the pace of delivery by reportable segment, and incorporates closings into forecasts and capital allocation decisions.
(4)Homebuilding gross margin is homebuilding revenues less homebuilding costs.
(5)Calculated as a percentage of homebuilding revenues.
(6)Adjusted homebuilding gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define homebuilding gross margin excluding inventory impairment as homebuilding gross margin less inventory impairment charges. We define adjusted homebuilding gross margin as homebuilding gross margin excluding inventory impairment, less capitalized interest, and adjustments resulting from the application of purchase accounting included in the cost of sales. Our management believes adjusted homebuilding gross margin is useful because it isolates the impact that capitalized interest, purchase accounting adjustments and inventory impairment have on homebuilding gross margin. However, because adjusted homebuilding gross margin excludes capitalized interest, purchase accounting adjustments and inventory impairment, which have real economic effects and could impact our results, the utility of adjusted homebuilding gross margin as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted homebuilding gross margin in the same manner that we do. Accordingly, adjusted homebuilding gross margin should be considered only as a supplement to homebuilding gross margin as a measure of our performance. Please see “—Non-GAAP Measures” for a reconciliation of adjusted homebuilding gross margin to homebuilding gross margin, which is the GAAP financial measure that our management believes to be most directly comparable.
(7)EBITDA and adjusted EBITDA are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define EBITDA as net income before (i) interest expense, (ii) income taxes, (iii) depreciation and amortization and (iv) capitalized interest amortized to the cost of sales. We define adjusted EBITDA as EBITDA before inventory impairment, stock-based compensation, purchase accounting adjustments, and dead deal costs, as applicable during a period. Our management believes that the presentation of EBITDA and adjusted EBITDA provides useful information to investors regarding our results of operations because it assists both investors and management in analyzing and benchmarking the performance and value of our business. EBITDA and adjusted EBITDA provide indicators of general economic performance that are not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization and items considered to be unusual or non-recurring. Accordingly, management believes that these measures are useful for comparing general operating performance from period to period. Other companies may define these measures differently and, as a result, our measures of EBITDA and adjusted EBITDA may not be directly comparable to the measures of other companies. Although we use EBITDA and adjusted EBITDA as financial measures to assess the performance of our business, the use of these measures is limited because they do not include certain material costs, such as interest and taxes, necessary to operate our business. EBITDA and adjusted EBITDA should be considered in addition to, and not as substitutes for, net income in accordance with GAAP as a measure of performance. Our presentation of EBITDA and adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our use of EBITDA and adjusted EBITDA is limited as an analytical tool, and you should not consider these measures in isolation or as substitutes for analysis of our results as reported under GAAP. Please see “—Non-GAAP Measures” for reconciliations of EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable.
(8)Calculated as a percentage of total revenues.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Our homebuilding revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the three months ended September 30, 2026 and 2025, and our community count by reportable segment as of September 30, 2026 and 2025, were as follows (revenues in thousands):

	Three Months Ended September 30, 2026					As of September 30, 2026
Reportable Segment	Homebuilding Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$103,495	342	$302,617	50.3	2.3	49
Southeast	109,238	335	326,084	30.0	3.7	30
Northwest	60,125	115	522,826	18.0	2.1	18
West	108,581	239	454,314	29.3	2.7	29
Florida	56,068	158	354,861	24.4	2.2	25
Total	$437,507	1,189	$367,962	152.0	2.6	151

	Three Months Ended September 30, 2025					As of September 30, 2025
Reportable Segment	Homebuilding Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$99,355	307	$323,632	45.0	2.3	45
Southeast	101,419	299	339,194	32.3	3.1	32
Northwest	49,408	109	453,284	14.7	2.5	14
West	91,699	203	451,719	25.7	2.6	25
Florida	54,751	147	372,456	24.3	2.0	25
Total	$396,632	1,065	$372,424	142.0	2.5	141
Homebuilding Revenues. Homebuilding revenues for the three months ended September 30, 2026 were $437.5 million, an increase of $40.9 million, or 10.3%, from $396.6 million for the three months ended September 30, 2025. The increase in homebuilding revenues was primarily due to an 11.6% increase in the number of homes closed during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The overall increase in home closings was a result of greater wholesale closings during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in wholesale closings was primarily driven by higher demand from our wholesale channel customers during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The average sales price per home closed during the three months ended September 30, 2026 was $367,962, a decrease of $4,462, or 1.2%, from the average sales price per home closed of $372,424 for the three months ended September 30, 2025. The decrease in the average sales price per home closed was primarily due to geographic mix and discounted older inventory.
Included within our homebuilding revenues for the three months ended September 30, 2026 was $80.8 million in wholesale revenues resulting from 215 home closings, representing 18.1% of the 1,189 total number of homes closed during the three months ended September 30, 2026. Wholesale closings exclude previously leased homes. Included within our homebuilding revenues for the three months ended September 30, 2025 was $54.5 million in wholesale revenues resulting from 163 home closings, representing 15.3% of the 1,065 total number of homes closed during the three months ended September 30, 2025. The increase in homebuilding revenue generated by our wholesale channel was primarily related to a higher number of homes delivered related to a large wholesale contract with one of our single-family rental partners during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
•Homebuilding revenues in our Central reportable segment increased by $4.1 million, or 4.2%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to an 11.4% increase in the number of homes closed, partially offset by a 6.5% decrease in the average sales price per home closed, which included an increase in sales incentives. The increase in home closings was the result of an increase in the average community count.
•Homebuilding revenues in our Southeast reportable segment increased by $7.8 million, or 7.7%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a 12.0% increase in the number of homes closed, partially offset by a 3.9% decrease in the average sales price per home closed, which included an increase in sales incentives. The increase in home closings was the result of a higher absorption rate.
•Homebuilding revenues in our Northwest reportable segment increased by $10.7 million, or 21.7%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a 5.5% increase in the number of homes closed and a 15.3% increase in the average sales price per home closed, which included an increase in sales incentives. The increase in home closings was the result of an increase in the average community count.
•Homebuilding revenues in our West reportable segment increased by $16.9 million, or 18.4%, during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a 17.7% increase in the number of homes closed and a 0.6% increase in the average sales price per home closed, which included an increase in sales incentives. The increase in home closings was the result of an increase in the average community count.
•Homebuilding revenues in our Florida reportable segment increased by $1.3 million, or 2.4%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to a 7.5% increase in the number of homes closed, partially offset by a 4.7% decrease in the average sales price per home closed, which included an increase in sales incentives. The increase in home closings was the result of a higher absorption rate.
Land and Other Revenues. Land and other revenues for the three months ended September 30, 2026 were $7.0 million, an increase of $0.1 million, or 1.3%, from $6.9 million for the three months ended September 30, 2025.
Homebuilding Costs and Homebuilding Gross Margin (homebuilding revenues less homebuilding costs). Homebuilding costs for the three months ended September 30, 2026 were $349.0 million, an increase of $37.5 million, or 12.0%, from $311.5 million for the three months ended September 30, 2025. This overall increase was primarily due to an 11.6% increase in the number of homes closed. Homebuilding gross margin for the three months ended September 30, 2026 was $88.5 million, an increase of $3.4 million, or 4.0%, from $85.1 million for the three months ended September 30, 2025. Homebuilding gross margin as a percentage of homebuilding revenues was 20.2% for the three months ended September 30, 2026 and 21.5% for the three months ended September 30, 2025. The decrease in homebuilding gross margin as a percentage of homebuilding revenues was primarily due to higher lot costs, higher wholesale closings, higher capitalized interest, and higher vertical costs during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Selling Expenses. Selling expenses for the three months ended September 30, 2026 were $35.8 million, an increase of $0.1 million, or 0.3%, from $35.7 million for the three months ended September 30, 2025. The increase in selling expenses was primarily due to an increase in the number of homes closed for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Sales commissions increased to $15.8 million for the three months ended September 30, 2026 from $15.2 million for the three months ended September 30, 2025, primarily due to an increase in the number of homes closed. Selling expenses as a percentage of total revenues were 8.0% and 8.8% for the three months ended September 30, 2026 and 2025, respectively. The decrease in selling expenses as a percentage of total revenues was primarily due to higher home closings during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
General and Administrative. General and administrative expenses for the three months ended September 30, 2026 were $26.3 million, a decrease of $1.7 million, or 6.0%, from $28.0 million for the three months ended September 30, 2025. General and administrative expenses as a percentage of total revenues were 5.9% and 6.9% during the three months ended September 30, 2026 and 2025, respectively. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to lower indirect overhead, lower headcount, and lower legal expenses and an increase in total revenues during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Other Income, Net. Other income, net of other expenses for the three months ended September 30, 2026 was $6.2 million, an increase of $3.1 million from $3.1 million for the three months ended September 30, 2025. The increase in other income, net, primarily reflected the increase in income associated with our investment in unconsolidated entities and the increase in interest income recognized.
Net Income before Income Taxes. Net income before income taxes for the three months ended September 30, 2026 was $33.3 million, an increase of $6.6 million, or 24.7%, from $26.7 million for the three months ended September 30, 2025. The overall increase in net income before income taxes was primarily due to an increase in homebuilding gross margin, an increase in other income, net, and a decrease in general and administrative expenses. Our reportable segments contributed to net income before income taxes during the three months ended September 30, 2026 as follows: Central - $8.3 million, or 24.8%; Southeast - $8.7 million, or 26.2%; Northwest - $3.2 million, or 9.6%; West - $11.4 million, or 34.3%; and Florida - $(1.0) million, or (3.0)%.
Income Taxes. Income tax provision for the three months ended September 30, 2026 was $8.8 million, an increase of $1.8 million, or 25.1%, from income tax provision of $7.0 million for the three months ended September 30, 2025. The increase in our income tax provision was primarily due to the overall increase in net income before income taxes. The increase in our effective tax rate to 26.3% for the three months ended September 30, 2026 from 26.2% for the three months ended September 30, 2025 was primarily a result of state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, and the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and other nondeductible expenses.
Net Income. Net income for the three months ended September 30, 2026 was $24.6 million, an increase of $4.9 million, or 24.6%, from $19.7 million for the three months ended September 30, 2025. The increase in net income during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily attributed to an increase in homebuilding gross margin, an increase in other income, net, and a decrease in general and administrative expenses.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Our homebuilding revenues, home closings, average sales price per home closed (ASP), average community count and average monthly absorption rate by reportable segment for the nine months ended September 30, 2026 and 2025, and our community count by reportable segment as of September 30, 2026 and 2025, were as follows (revenues in thousands):

	Nine Months Ended September 30, 2026					As of September 30, 2026
Reportable Segment	Homebuilding Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$320,432	1,057	$303,152	49.1	2.4	49
Southeast	289,706	877	330,338	29.8	3.3	30
Northwest	156,736	302	518,993	16.4	2.0	18
West	319,040	710	449,352	28.2	2.8	29
Florida	172,840	489	353,456	23.9	2.3	25
Total	$1,258,754	3,435	$366,449	147.4	2.6	151

	Nine Months Ended September 30, 2025					As of September 30, 2025
Reportable Segment	Homebuilding Revenues	Home Closings	ASP	Average Community Count	Average Monthly Absorption Rate	Community Count at End of Period
Central	$313,487	997	$314,430	47.8	2.3	45
Southeast	353,211	1,067	331,032	31.8	3.7	32
Northwest	137,132	274	500,482	15.8	1.9	14
West	258,994	592	437,490	25.3	2.6	25
Florida	168,713	454	371,615	24.6	2.1	25
Total	$1,231,537	3,384	$363,929	145.3	2.6	141
Homebuilding Revenues. Homebuilding revenues for the nine months ended September 30, 2026 were $1.3 billion, an increase of $27.2 million, or 2.2%, from $1.2 billion for the nine months ended September 30, 2025. The increase in homebuilding revenues was primarily due to an increase in the number of homes closed during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The overall increase in home closings was a result of a higher average community count during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The overall increase in average community count related to timing associated with new community openings, offset by the close out of some communities and transition between certain active communities during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The average sales price per home closed during the nine months ended September 30, 2026 was $366,449, an increase of $2,520, or 0.7%, from the average sales price per home closed of $363,929 for the nine months ended September 30, 2025. The increase in the average sales price per home closed was primarily due to geographic mix. The absorption rate remained unchanged.
Included within our homebuilding revenues for the nine months ended September 30, 2026 was $184.1 million in wholesale revenues resulting from 621 home closings, representing 18.1% of the 3,435 total number of homes closed during the nine months ended September 30, 2026. Included within our homebuilding revenues for the nine months ended September 30, 2025 was $180.4 million in wholesale revenues resulting from 579 home closings, representing 17.1% of the 3,384 total number of homes closed during the nine months ended September 30, 2025. Wholesale closings exclude previously leased homes. The increase in home closings as a percentage of total closings through our wholesale channel was primarily related to higher demand from our wholesale channel customers during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
•Homebuilding revenues in our Central reportable segment increased by $6.9 million, or 2.2%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a 6.0%

increase in the number of homes closed, offset by a 3.6% decrease in the average sales price per home closed, which included an increase in sales incentives. The increase in home closings was the result of an increase in the average community count.
•Homebuilding revenues in our Southeast reportable segment decreased by $63.5 million, or 18.0%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a 17.8% decrease in the number of homes closed. The decrease in home closings was the result of a lower absorption rate and a decrease in the average community count.
•Homebuilding revenues in our Northwest reportable segment increased by $19.6 million, or 14.3%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a 10.2% increase in the number of homes closed and a 3.7% increase in the average sales price per home closed, which included an increase in sales incentives. The increase in home closings was the result of an increase in the average community count.
•Homebuilding revenues in our West reportable segment increased by $60.0 million, or 23.2%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a 19.9% increase in the number of homes closed and a 2.7% increase in the average sales price per home closed, which included an increase in sales incentives. The increase in home closings was the result of an increase in the average community count and a higher absorption rate.
•Homebuilding revenues in our Florida reportable segment increased by $4.1 million, or 2.4%, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a 7.7% increase in the number of homes closed, partially offset by a 4.9% decrease in the average sales price per home closed, which included an increase in sales incentives. The increase in home closings was the result of a higher absorption rate.
Land and Other Revenues. Land and other revenues for the nine months ended September 30, 2026 were $34.6 million, a decrease of $9.0 million, or 20.6%, from $43.6 million for the nine months ended September 30, 2025. The decrease in land and other revenues was primarily due to fewer lot sales.
Homebuilding Costs and Homebuilding Gross Margin (homebuilding revenues less homebuilding costs). Homebuilding costs for the nine months ended September 30, 2026 were $1.0 billion, an increase of $48.8 million, or 5.1%, from $962.1 million for the nine months ended September 30, 2025. This overall increase was primarily due to higher house costs, higher lot costs, higher capitalized interest and higher indirect overhead. Homebuilding gross margin for the nine months ended September 30, 2026 was $247.8 million, a decrease of $21.6 million, or 8.0%, from $269.4 million for the nine months ended September 30, 2025. Homebuilding gross margin as a percentage of homebuilding revenues (inclusive of an inventory impairment charge) was 19.7% for the nine months ended September 30, 2026 and 21.9% for the nine months ended September 30, 2025. The decrease in homebuilding gross margin as a percentage of homebuilding revenues during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to higher lot costs, higher capitalized interest and higher indirect overhead, as well as an inventory impairment charge of $4.7 million, of which $2.4 million was related to our Florida reportable segment and $2.3 million was related to our Central reportable segment.
Selling Expenses. Selling expenses for the nine months ended September 30, 2026 were $112.6 million, a decrease of $7.0 million, or 5.9%, from $119.6 million for the nine months ended September 30, 2025. The decrease in selling expenses was primarily due to a decrease in personnel costs, advertising expenses, and commissions for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Sales commissions decreased to $47.5 million during the nine months ended September 30, 2026 from $48.1 million for the nine months ended September 30, 2025, primarily due to a decrease in external commissions. Selling expenses as a percentage of total revenues were 8.7% and 9.4% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in selling expenses as a percentage of total revenues was primarily due to lower overall expenses and an increase in total revenues during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
General and Administrative. General and administrative expenses for the nine months ended September 30, 2026 were $82.7 million, a decrease of $5.8 million, or 6.6%, from $88.6 million for the nine months ended September 30, 2025. The decrease in general and administrative expenses was primarily due to a decrease in other general and administrative expenses and indirect overhead costs, partially offset by an increase in bonuses. General and administrative expenses as a percentage of total revenues were 6.4% and 6.9% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to lower overall expenses and an increase in total revenues during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Other Income, Net. Other income, net of other expenses was $17.5 million for the nine months ended September 30, 2026, an increase of $10.4 million from $7.1 million for the nine months ended September 30, 2025. The increase in other income, net of other expenses, primarily reflected the increase in income associated with our investment in unconsolidated entities.
Net Income before Income Taxes. Net income before income taxes for the nine months ended September 30, 2026 was $74.2 million, a decrease of $0.2 million, or 0.3%, from $74.5 million for the nine months ended September 30, 2025. The overall decrease in net income before income taxes was primarily due to overall higher homebuilding costs and an inventory impairment charge, offset by higher homebuilding revenues, during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Our reportable segments contributed to net income before income taxes during the nine months ended September 30, 2026 as follows: Central - $24.2 million, or 32.6%; Southeast - $20.3 million, or 27.4%; Northwest - $2.7 million, or 3.6%; West - $30.0 million, or 40.4%; and Florida - $(5.8) million, or (7.8)%.
Income Taxes. Income tax provision for the nine months ended September 30, 2026 was $20.5 million, an increase of $1.3 million, or 6.7%, from income tax provision of $19.2 million for the nine months ended September 30, 2025. The increase in our income tax provision was primarily due to the increase in our effective tax rate. The increase in our effective tax rate to 27.6% for the nine months ended September 30, 2026 from 25.8% for the nine months ended September 30, 2025 was primarily a result of state income taxes, net of the federal benefit, the compensation cost in excess of deductions for share-based payments, the compensation limitation under Section 162(m) of the Internal Revenue Code, as amended, and other nondeductible expenses.
Net Income. Net income for the nine months ended September 30, 2026 was $53.7 million, a decrease of $1.5 million, or 2.8%, from $55.2 million for the nine months ended September 30, 2025. The decrease in net income was primarily attributed to lower homebuilding gross margin, as well as an inventory impairment charge during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
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
The following table reconciles homebuilding gross margin excluding inventory impairment and adjusted homebuilding gross margin to homebuilding gross margin, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Homebuilding revenues	$437,507	$396,632	$1,258,754	$1,231,537
Homebuilding costs	349,018	311,520	1,010,942	962,104
Homebuilding gross margin	$88,489	$85,112	$247,812	$269,433
Inventory impairment	—	—	4,681	—
Homebuilding gross margin excluding inventory impairment	$88,489	$85,112	$252,493	$269,433
Capitalized interest amortized to cost of sales	14,723	11,004	41,171	31,107
Purchase accounting adjustments (1)	449	999	1,382	2,850
Adjusted homebuilding gross margin	$103,661	$97,115	$295,046	$303,390
Homebuilding gross margin % (2)	20.2%	21.5%	19.7%	21.9%
Homebuilding gross margin % excluding inventory impairment (2)	20.2%	21.5%	20.1%	21.9%
Adjusted homebuilding gross margin % (2)	23.7%	24.5%	23.4%	24.6%
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
The following table reconciles EBITDA and adjusted EBITDA to net income, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$24,556	$19,704	$53,700	$55,231
Income tax provision	8,753	6,997	20,519	19,234
Depreciation and amortization	1,563	1,178	4,084	3,053
Capitalized interest amortized to cost of sales	14,723	11,004	41,171	31,107
EBITDA	$49,595	$38,883	$119,474	$108,625
Inventory impairment	—	—	4,681	—
Stock-based compensation	2,371	1,606	6,975	6,993
Purchase accounting adjustments	449	999	1,382	2,850
Dead deal costs	288	551	3,222	2,961
Adjusted EBITDA	$52,703	$42,039	$135,734	$121,429
Net income margin (1)	5.5%	4.9%	4.2%	4.3%
EBITDA margin % (1)	11.2%	9.6%	9.2%	8.5%
Adjusted EBITDA margin % (1)	11.9%	10.4%	10.5%	9.5%
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
The following table reconciles net debt to capital ratio to debt to capital ratio, which is the GAAP financial measure that our management believes to be most directly comparable (dollars in thousands):

	September 30, 2026	December 31, 2025
Total debt (Notes payable)	$1,544,466	$1,656,803
Total equity	2,160,426	2,096,289
Total capital	$3,704,892	$3,753,092
Debt to capital ratio	41.7%	44.1%

Total debt (Notes payable)	$1,544,466	$1,656,803
Less: Cash and cash equivalents	69,437	61,247
Net debt	$1,475,029	$1,595,556

Total equity	2,160,426	2,096,289
Total net capital	$3,635,455	$3,691,845
Net debt to capital ratio (1)	40.6%	43.2%
(1) Net debt to capital ratio is calculated as net debt (which is total debt minus cash and cash equivalents) divided by net debt plus total equity.
Adjusted Net Income, Adjusted Basic Earnings per Share, and Adjusted Diluted Earnings per Share
Adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share are non-GAAP financial measures used by management as supplemental measures in evaluating operating performance. We define adjusted net income as net income less inventory impairment charges. We define adjusted basic earnings per share as adjusted net income divided by weighted average basic shares outstanding. We define adjusted diluted earnings per share as adjusted net income divided by weighted average diluted shares outstanding. Our management believes that the presentation of adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share provides useful information to investors because such measures isolate the impact that inventory impairment charges have on net income and earnings per share. However, because adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share exclude the inventory impairment charge, which has real economic effects and could impact the results, the utility of adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share as measures of our operating performance may be limited. In addition, other companies may not calculate adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share in the same manner that we do. Accordingly, adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share should be considered only as supplements to net income, basic earnings per share, and diluted earnings per share, respectively, as measures of our performance.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$24,556	$19,704	$53,700	$55,231
Basic weighted average number of shares outstanding	23,331,728	23,056,904	23,210,620	23,223,736
Basic earnings per share	$1.05	$0.85	$2.31	$2.38
Diluted weighted average number of shares outstanding	23,466,066	23,149,005	23,281,055	23,289,280
Diluted earnings per share	$1.05	$0.85	$2.31	$2.37

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$24,556	$19,704	$53,700	$55,231
Inventory impairment	—	—	4,681	—
Tax impact due to above reconciling item	—	—	(1,225)	—
Adjusted net income	$24,556	$19,704	$57,156	$55,231

Basic weighted average number of shares outstanding	23,331,728	23,056,904	23,210,620	23,223,736
Adjusted basic earnings per share	$1.05	$0.85	$2.46	$2.38
Diluted weighted average number of shares outstanding	23,466,066	23,149,005	23,281,055	23,289,280
Adjusted diluted earnings per share	$1.05	$0.85	$2.46	$2.37

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
Net orders for the nine months ended September 30, 2026 were 2,869 homes, a decrease of 30.0% from 4,098 homes for the nine months ended September 30, 2025, reflecting continued affordability pressures and higher mortgage rates. The cancellation rate increased to 48.9% in 2026 from 28.1% in 2025, primarily due to financing challenges and buyer sensitivity to market conditions. Ending backlog declined to 685 homes, with an aggregate value of $273.7 million at September 30, 2026, compared to 1,305 homes valued at $498.7 million at September 30, 2025, which represented decreases of 47.5% in units and 45.1% in value. The decreases were driven by lower net orders and elevated cancellation rates. A significant portion of backlog relates to homes further along in construction and expected to close in the near term. However, conversion to revenue remains subject to construction timing, buyer financing, and incentive levels. Elevated cancellation rates and changes in market conditions could affect the pace of backlog conversion and future homebuilding gross margins.
As of the dates set forth below, our net orders, cancellation rate and ending backlog homes and value were as follows (dollars in thousands):

	Nine Months Ended September 30,
Backlog Data	2026 (4)	2025 (5)
Net orders (1)	2,869	4,098
Cancellation rate (2)	48.9%	28.1%
Ending backlog – homes (3)	685	1,305
Ending backlog – value (3)	$273,711	$498,713
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
(4)As of September 30, 2026, we had 85 units related to bulk sales agreements associated with our wholesale business.
(5)As of September 30, 2025, we had 60 units related to bulk sales agreements associated with our wholesale business.
Land Acquisition Policies and Development
We had 151 and 144 active communities as of September 30, 2026 and December 31, 2025, respectively. Generally, it takes us three to four years to turn raw or undeveloped land into an active community. To mitigate our exposure to real estate inventory risks, we have utilized, on a limited and strategic basis, land banking financing arrangements.

Our lot inventory decreased to 58,400 owned or controlled lots as of September 30, 2026 from 60,842 owned or controlled lots as of December 31, 2025, primarily related to our discipline in the evaluation and selective approval of new land deals and strategic lot sales in select markets. Owned lots are lots for which we have acquired ownership and hold title to the underlying real property. Controlled lots are lots that we do not own but for which we have a contractual right to acquire the underlying real property, generally through a land or lot option agreement, land banking arrangement, purchase and sale agreement, or other contractual arrangement. Together, owned and controlled lots represent lots available to us or that we have the contractual right to acquire for future homebuilding.
We had land banking financing arrangements with a third-party land banker to repurchase land that we sold to the land banker as a method of acquiring finished lots in staged takedowns, while limiting risk and minimizing the use of funds from our available cash or other financing sources. In consideration for this repurchase option, we paid a non-refundable commitment fee. Based on our right to control the ultimate economic outcome of these finished lots, these assets continued to be held as real estate not owned within our inventory, and a corresponding obligation was established within our accrued liabilities, as discussed in Note 3, “Accrued Expenses and Other Liabilities” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, to recognize this relationship. Although we were not legally obligated to repurchase the balance of the lots, we were subject to certain performance obligations, financial and other penalties if the lots were not purchased. We did not have any ownership interest or title to the assets that we had sold to the land banker and we did not guarantee any of the land banker’s liabilities. As of June 30, 2026, we had completed the repurchase of all lots via takedowns associated with these transactions.
The table below shows (i) home closings by reportable segment for the nine months ended September 30, 2026 and (ii) our owned or controlled lots by reportable segment as of September 30, 2026.

	Nine Months Ended September 30, 2026	As of September 30, 2026
Reportable Segment	Home Closings	Owned (1)	Controlled	Total
Central	1,057	17,813	671	18,484
Southeast	877	12,602	2,119	14,721
Northwest	302	5,879	1,012	6,891
West	710	8,947	3,111	12,058
Florida	489	5,029	1,217	6,246
Total	3,435	50,270	8,130	58,400
(1)Of the 50,270 owned lots as of September 30, 2026, 34,119 were raw/under development lots and 16,151 were finished lots.
Homes in Inventory
When entering a new community, we intend to build a sufficient number of move-in ready homes to meet our budgets. We base future home starts on home closings. As homes are closed, we start more homes to maintain our inventory. As of September 30, 2026, we had a total of 2,147 completed homes, including information centers, and 1,626 homes in progress.
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
Liquidity and Capital Resources
Overview
As of September 30, 2026, we had $69.4 million of cash and cash equivalents. Cash flows for each of our active communities depend on the status of the development cycle and can differ substantially from reported earnings.
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
Net Debt to Capital Ratio
As of September 30, 2026, our net debt to capital ratio was 40.6%. We use this ratio as a supplemental measure of financial leverage and capital efficiency. This ratio is calculated as net debt (which is total debt minus cash and cash equivalents) divided by net debt plus total equity. Our net debt to capital ratio reflects our balanced approach to financing growth while maintaining liquidity. We continue to monitor leverage levels in light of evolving market conditions, with a focus on capital efficiency. At September 30, 2026, we were in compliance with all of the covenants contained in the 2025 Credit Agreement, including minimum tangible net worth, maximum leverage ratio, minimum liquidity amount, and minimum EBITDA to interest expense ratio, and with all of the covenants contained in the LGI Living Loan Agreement (as defined herein). As of September 30, 2026, $378.3 million was available to borrow under the 2025 Credit Agreement, providing ample liquidity to support operations and growth initiatives.
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
Revolving Credit Facility
On October 9, 2026, we entered into a Seventh Amendment to Fifth Amended and Restated Credit Agreement with several financial institutions and Wells Fargo Bank, National Association, as administrative agent (the “Seventh Amendment”), which amended the 2025 Credit Agreement (as so amended by the Seventh Amendment, the “Credit Agreement”). The Credit Agreement provides for a $1.166 billion revolving credit facility, which can be increased at the request of the Company by up to $175.0 million, subject to the terms and conditions of the Credit Agreement. The Credit Agreement matures on October 9, 2030 with respect to $855.0 million, or 73.3%, of the approximately $1.166 billion of the commitments thereunder, on April 28, 2029 with respect to 18.4% of the commitments thereunder and on April 28, 2028 with respect to 8.3% of the commitments thereunder.
Before each anniversary of the Credit Agreement, we may request a one-year extension of its maturity date. The Credit Agreement is guaranteed by, among others, each of our subsidiaries that have gross assets of at least $0.5 million, other than subsidiaries whose sole purpose is to own and operate single-family rental homes.
The borrowings and letters of credit outstanding under the Credit Agreement, together with the outstanding principal balance of our 8.750% Senior Notes due 2028 (the “2028 Senior Notes”), our 4.000% Senior Notes due 2029 (the “2029 Senior Notes”) and our 7.000% Senior Notes due 2032 (the “2032 Senior Notes”), may not exceed the borrowing base under the Credit Agreement. The borrowing base primarily consists of a percentage of commercial land, land held for development, lots under development and finished lots held by the Company and its subsidiaries that guarantee the obligations under the Credit Agreement. As of September 30, 2026, the borrowing base under the 2025 Credit Agreement was $1.9 billion, of which the maximum available to borrow was $1.9 billion. As of September 30, 2026, borrowings under the 2025 Credit Agreement and the outstanding principal amount of the 2028 Senior Notes, the 2029 Senior Notes and the 2032 Senior Notes totaled approximately $1.5 billion, $23.7 million of letters of credit were outstanding and $378.3 million was available to borrow under the 2025 Credit Agreement.
Borrowings under the Credit Agreement bear interest, payable monthly in arrears, at the Company’s option, at either (1) the Adjusted Term SOFR (defined as a term SOFR that is based on a fixed 1, 3 or 6 month interest period, as selected by the Company, plus a 10, 15 or 25 basis point adjustment, respectively), which rate is subject to a 50 basis point floor, plus an applicable margin ranging from 145 basis points to 210 basis points (the “Applicable Margin”) based on the Company’s leverage ratio as determined in accordance with a pricing grid, or (2) the Base Rate (defined as a term SOFR that is based on a daily variable 1 month interest period plus a 10 basis point adjustment), subject to a 50 basis point floor, plus the Applicable Margin. At September 30, 2026, the Applicable Margin was 1.75% (1.85% including the 0.10% credit spread adjustment), and SOFR was 3.90%, subject to the 0.50% SOFR floor as included in the 2025 Credit Agreement.
The Credit Agreement contains various financial covenants, including a minimum tangible net worth, a maximum leverage ratio and a minimum EBITDA to interest expense ratio. The Credit Agreement contains various covenants that, among other restrictions, (i) limit the amount of our additional debt and our ability to make certain investments and (ii) restrict the repurchase of shares and payment of dividends through December 31, 2026. At September 30, 2026, we were in compliance with all of the covenants contained in the 2025 Credit Agreement.
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
As of September 30, 2026, the total amount of borrowings outstanding under the LGI Living Loan Agreement was $50.0 million. The loan matures on July 8, 2030 and bears interest at a rate of 6.433% per annum, which may be adjusted in connection with an increase in the amount of the loan. The loan is unconditionally guaranteed as to payment and performance by the Company under a limited recourse guaranty with respect to (i) certain losses and liabilities to the extent such losses or liabilities are actually incurred by the lender and (ii) the entire amount of the loan upon the occurrence of certain events. The LGI Living Loan Agreement requires that the Company, as guarantor, maintain (i) liquidity of not less than 15% of the loan amount and (ii) net worth in excess of 50% of the loan amount.
The loan is unconditionally guaranteed as to payment and performance by LGI Living - ER FIN, LLC, as the direct owner of the equity interests in LGI Living SFR, but recourse under such guaranty is limited to LGI Living - ER FIN, LLC’s equity interests in LGI Living SFR, which are pledged as collateral for the loan. The loan is also secured by a security interest in all assets of LGI Living SFR, including a mortgage lien on certain of LGI Living SFR’s real property. The LGI Living Loan Agreement includes certain restrictive covenants that may limit LGI Living SFR’s ability to, among other things, incur additional indebtedness or make certain investments. The LGI Living Loan Agreement contains representations and warranties, affirmative covenants, and events of default, all of which the Company believes are customary for special purpose subsidiary real estate secured loan agreements. If an event of default exists under the LGI Living Loan Agreement, the lender will be able to accelerate the maturity of the loan and exercise other rights and remedies. At September 30, 2026, we were in compliance with all of the covenants contained in the LGI Living Loan Agreement.
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
Under these letters of credit, surety bonds and financial guarantees, we are committed to perform certain development and construction activities and provide certain guarantees in the normal course of business. Outstanding letters of credit, surety bonds and financial guarantees under these arrangements totaled $416.8 million as of September 30, 2026. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and surety bonds are not generally released until all development and construction activities are completed. We do not believe that it is probable that any outstanding letters of credit, surety bonds or financial guarantees as of September 30, 2026 will be drawn upon.
Stock Repurchase Program
In February 2022, our Board of Directors (the “Board”) approved a $200.0 million increase to our previously authorized stock repurchase program, pursuant to which we may purchase up to $550.0 million of shares of our common stock through open market transactions, privately negotiated transactions or otherwise in accordance with applicable laws. During the three and nine months ended September 30, 2026, we did not repurchase any shares of our common stock. During the three months ended September 30, 2025, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2025, we repurchased 409,253 shares of our common stock at a total cost, including commissions and excise taxes, of $23.6 million, to be held as treasury stock. A total of 3,656,592 shares of our common stock has been repurchased since our stock repurchase program commenced in 2018. As of September 30, 2026, we may purchase up to $157.3 million of shares of our common stock under our stock repurchase program. The timing, amount and other terms and conditions of any repurchases of shares of our common stock under our stock repurchase program will be determined by our management at its discretion based on a variety of factors, including the market price of our common stock, corporate considerations, general market and economic conditions and legal requirements. Our stock repurchase program may be modified, discontinued or suspended at any time.
Cash Flows
Operating Activities
Net cash provided by operating activities was $98.0 million during the nine months ended September 30, 2026. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash provided by operating activities during the nine months ended September 30, 2026 was primarily driven by the $51.2 million increase in accounts payable and the $19.1 million increase in the net change related to compensation expense for equity awards, pre-acquisition costs and deposits, inventory impairment, partially offset by cash outflow of $52.5 million in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity.
Net cash used in operating activities was $226.7 million during the nine months ended September 30, 2025. The primary drivers of operating cash flows are typically cash earnings and changes in inventory levels, including land acquisition and development. Net cash used in operating activities during the nine months ended September 30, 2025 was primarily driven by cash outflow from the $318.1 million increase in the net change in real estate inventory, which was primarily related to our homes under construction and land acquisitions and development level of activity and a $12.8 million decrease in the net change in accrued expenses and other liabilities, and $16.5 million increase in the net change in other assets, partially offset by the $22.9 million increase in the net change related to pre-acquisition costs and deposits, accounts receivable, and compensation expense for equity awards.
Investing Activities
Net cash provided by investing activities was $31.8 million during the nine months ended September 30, 2026, primarily due to $37.0 million in proceeds from the sale of property and equipment, partially offset by an additional $3.4 million investment in unconsolidated entities.
Net cash provided by investing activities was $14.3 million during the nine months ended September 30, 2025, primarily due to $10.2 million in proceeds from the sale of property and equipment and $8.6 million in return of capital, partially offset by an additional $3.6 million investment in unconsolidated entities.
Financing Activities
Net cash used in financing activities was $121.6 million during the nine months ended September 30, 2026, primarily driven by $352.0 million of repayments on the 2025 Credit Agreement and payments of $8.1 million related to a financing arrangement with a third-party land banker, offset by $235.5 million of borrowings under the 2025 Credit Agreement.
Net cash provided by financing activities was $221.2 million during the nine months ended September 30, 2025, primarily driven by $594.6 million of borrowings under our credit agreement then in effect, offset by $323.0 million of repayments on our credit agreement then in effect and payments of $24.2 million related to a financing arrangement with a third-party land banker. In addition, during the nine months ended September 30, 2025, we repurchased $23.6 million of shares of our common stock under our stock repurchase program to be held as treasury stock.
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
Material Cash Requirements
As of September 30, 2026, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
We believe that there have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2026 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based, except as required by law. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.
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
We are exposed to market risks related to fluctuations in interest rates on our outstanding variable rate indebtedness. As of September 30, 2026, we had $411.2 million of variable rate indebtedness outstanding under the 2025 Credit Agreement. All of the outstanding borrowings under the Credit Agreement are (and, as of September 30, 2026, all of the outstanding borrowings under the 2025 Credit Agreement were) at variable rates based on SOFR. The interest rate for our variable rate indebtedness as of September 30, 2026 was SOFR plus 1.75% (1.85% including the 0.10% credit spread adjustment). At September 30, 2026, SOFR was 3.90%, subject to the 0.50% SOFR floor as included in the 2025 Credit Agreement. A hypothetical 100 basis point increase or decrease in the SOFR would increase or decrease our annual interest cost by approximately $4.1 million.

Based on the current interest rate management policies we have in place with respect to our outstanding indebtedness, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure information is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
No change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On August 18, 2026, Michael Snider, President and Chief Operating Officer of the Company, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Subject to meeting the stock price conditions set forth therein and pursuant to the terms thereof, Mr. Snider’s Rule 10b5-1 trading arrangement provides for the sale, between November 24, 2026 and November 23, 2027, of a maximum number of shares of the Company’s common stock that would generate proceeds of up to $2.0 million. Mr. Snider’s Rule 10b5-1 trading arrangement will be in effect until the earlier of (i) November 23, 2027 and (ii) the completion of all sales contemplated thereunder.

Except as set forth above, during the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.1**+
Seventh Amendment to Fifth Amended and Restated Credit Agreement, dated as of October 9, 2026, by and among LGI Homes, Inc., each of the financial institutions initially a signatory thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36126) of LGI Homes, Inc. filed with the SEC on October 14, 2026).

31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Schema Document.

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.
+	Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation
S-K. The Company undertakes to furnish supplementally a copy of any omitted schedule to the SEC upon request.

†	XBRL information is deemed not filed or a part of a registration statement or Annual Report for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LGI Homes, Inc.

Date:	November 3, 2026	/s/ Eric Lipar
Eric Lipar
Chief Executive Officer and Chairman of the Board

	November 3, 2026	/s/ Charles Merdian
Charles Merdian
Chief Financial Officer and Treasurer